Form 10-Q
period 1996-06-30
CADUS PHARMACEUTICAL CORP
filed 1996-08-30
CIK 911148

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996.
                                                 -------------

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ___________.

                         Commission file number 0-28674.
                                                -------


                        CADUS PHARMACEUTICAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


              DELAWARE                                  13-3660391
- ------------------------------------        -----------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)


777 Old Saw Mill River Road, Tarrytown, New York                10591-6705
- ------------------------------------------------       ----------------------
    (Address of Principal Executive Offices)           (Zip Code)


 Registrant's Telephone Number, Including Area Code           (914) 345-3344
                                                          ----------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes                     No  X
                                ---                    ---


The number of shares of registrant's common stock, $.01 par value, outstanding as of August 5, 1996 was 12,045,690.

================================================================================



                        CADUS PHARMACEUTICAL CORPORATION

                                      INDEX

                                                                                      Page No.
                                                                                      --------
PART I -- FINANCIAL INFORMATION

          Item 1. Financial Statements                                                   1

          Balance Sheets -- June 30, 1996 and December 31, 1995

          Statements of Operations -- Three and six months ended June 30, 1996 and 1995, and the period from January 23, 1992 (date of inception) to
          June 30, 1996                                                                  2

          Statements of Cash Flows -- Six months ended June 30, 1996 and 1995, and the period from January 23, 1992 (date of inception) to June 30,
          1996                                                                           3

          Notes to Financial Statements                                                  4,5

          Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              6-8

PART II -- OTHER INFORMATION                                                             9

          Item 1. Legal Proceedings

          Item 2. Changes in Securities

          Item 3. Defaults Upon Senior Securities

          Item 4. Submission of Matters to a Vote of Security Holders

          Item 5. Other Information

          Item 6. Exhibits and Reports on Form 8-K

SIGNATURES                                                                              10

EXHIBIT INDEX                                                                           11

                        CADUS PHARMACEUTICAL CORPORATION
                       (a development stage corporation)

                                 BALANCE SHEETS

                                     ASSETS
                                                                                     June 30,       December 31,
                                                                                       1996             1995
                                                                                   -----------      -----------
Current assets:
  Cash and cash equivalents ....................................................   S24,250,180      $25,682,920
  Restricted cash ..............................................................     2,380,000        2,380,000
  Prepaid and other current assets .............................................       618,320           76,810
                                                                                   -----------      -----------
      Total current assets .....................................................    27,248,500       28,139,730
Restricted cash ................................................................       118,000          118,000
Fixed assets, net of accumulated depreciation and amortization of
  $1,011,100 at June 30, 1996 and $649,016 at December 31, 1995 ................     2,319,090        2,219,851
Deferred tax asset, less valuation allowance of $2,692,000 at June 30, 1996
  and $2,621,000 at December 31, 1995                                                     --               --
Due from stockholder ...........................................................         9,855           13,736
Other assets, net ..............................................................       453,889          233,874
                                                                                   -----------      -----------
      Total assets .............................................................   $30,149,334      $30,725,191
                                                                                   ===========      ===========


                       LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
    Accounts payable ...........................................................   $    23,228      $   154,463
    Accrued expenses and other current liabilities .............................       150,309          421,155
    Line of credit and loans payable to bank-current position ..................     2,397,459        2,397,459
                                                                                   -----------      -----------
       Total current liabilities ...............................................     2,570,996        2,973,077
    Loans payable to bank ......................................................        20,494           29,002
                                                                                   -----------      -----------
       Total liabilities .......................................................     2,591,490        3,002,079

Stockholders' equity:
Preferred stock, $.001 par value
    Authorized 22,201,080 shares at June 30, 1996 and December 31, 1995, issuable in series. Convertible Preferred Stock, Series A. 14,879,651 shares designated; issued and outstanding at June 30, 1996 and
      December 31, 1995, 14,879,651 shares (preference in liquidation,
      $6,800,000) ..............................................................        14,880           14,880
    Convertible Preferred Stock, Series B. 7,321,429 shares designated;
      issued and outstanding at June 30, 1996 and December 31, 1995,7,321,429
      shares (preference in liquidation, $27,500,000) ..........................         7,321            7,321
Common Stock, $.01 par value. Authorized 35,000,000 shares at June 30, 1996 and December 31, 1995; issued 1,473,343 shares at June 30, 1996 and 1,465,009 shares at December 31, 1995; outstanding 1,331,676 shares at June 30, 1996
  and 1,323,342 shares at December 31, 1995 ....................................        14,733           14,650
Additional paid-in capital .....................................................    33,988,282       33,976,940
Deficit accumulated during the development stage ...............................    (6,167,297)      (5,990,604)
Treasury stock, 141,667 shares at June 30, 1996 and
  December 31, 1995, at cost ...................................................      (300,075)        (300,075)
                                                                                   -----------      -----------
       Total stockholders' equity ..............................................    27,557,844       27,723,112
                                                                                   -----------      -----------
       Total liabilities and stockholders' equity ..............................   $30,149,334      $30,725,191
                                                                                   ===========      ===========

See accompanying notes to the financial statements

                                              CADUS PHARMACEUTICAL CORPORATION
                                              (a development stage corporation)

                                                  STATEMENTS OF OPERATIONS

                                                                                                                   January 23,
                                                             Three Months Ended            Six Months Ended       1992 (date of
                                                                  June 30,                     June 30,           inception) to
                                                           ------------------------    ------------------------     June 30,
                                                              1996          1995          1996          1995          1996
                                                           ----------    ----------    ----------    ----------    -----------
Revenues, principally from related parties .............   $1,625,001    $1,000,000    $3,250,002    $2,000,000    $ 9,022,430
                                                           ----------    ----------    ----------    ----------    -----------

Costs and expenses:

    Research and development costs .....................    1,783,294     1,067,406     3,437,685     2,107,781     13,466,207
    General and administrative expenses ................      302,839       299,336       620,516       616,501      3,696,906
                                                           ----------    ----------    ----------    ----------    -----------
       Total costs and expenses ........................    2,086,133     1,366,742     4,058,201     2,724,282     17,163,113
                                                           ----------    ----------    ----------    ----------    -----------
Operating loss .........................................     (461,132)     (366,742)     (808,199)     (724,282)    (8,140,683)
                                                           ----------    ----------    ----------    ----------    -----------
Interest income ........................................      364,610       189,316       723,945       404,827      2,071,418
Interest expense .......................................       31,004        15,247        68,859        21,575        151,788
                                                           ----------    ----------    ----------    ----------    -----------
       Interest income, net ............................      333,606       174,069       655,086       383,252      1,919,630
                                                           ----------    ----------    ----------    ----------    -----------
Loss before income taxes and extraordinary gain ........     (127,526)     (192,673)     (153,113)     (341,030)    (6,221,053)
State and local taxes ..................................        6,000         4,962        23,580        11,432        104,892
                                                           ----------    ----------    ----------    ----------    -----------
Loss before extraordinary item .........................     (133,526)     (197,635)     (176,693)     (352,462)    (6,325,945)
Extraordinary item from early extinguishment of debt....         --            --            --            --          158,648
                                                           ----------    ----------    ----------    ----------    -----------
Net loss ...............................................   $ (133,526)   $ (197,635)   $ (176,693)   $ (352,462)   $(6,167,297)
                                                           ==========    ==========    ==========    ==========    ===========
Net loss per share .....................................   $    (0.10)                 $    (0.03)
                                                           ==========                  ==========
Shares used in calculation of net loss per share .......    1,331,676                   5,204,317
                                                           ==========                  ==========


See accompanying notes to the financial statements

                                            CADUS PHARMACEUTICAL CORPORATION
                                            (a development stage corporation)

                                                STATEMENTS OF CASH FLOWS
                                                                                                            January 23,
                                                                                Six Months Ended           1992 (date of
                                                                                    June 30,               inception) to
                                                                             --------------------------      June 30,
                                                                                 1996           1995           1996
                                                                             -----------    -----------    ------------
Cash flows from operating activities:
Net loss .................................................................   $  (176,693)   $  (352,462)   $(6,167,297)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ..........................................       347,897        171,694      1,093,115
  Loss on trade in of equipment ..........................................          --             --            2,658
  Extraordinary gain from early extinguishment of debt ...................          --             --         (158,648)
  Changes in assets and liabilities:
    (Increase) decrease in prepaid and other current assets ..............      (541,510)         5,597       (618,320)
    (Increase) decrease in other assets ..................................      (148,099)         5,089       (153,104)
    Decrease in deferred revenue .........................................          --         (645,381)          --
    (Decrease) increase in accounts payable ..............................      (131,235)      (222,078)        23,228
    (Decrease) increase in accrued expenses ..............................      (270,846)       (54,872)       150,309
                                                                             -----------    -----------    -----------
        Net cash used in operating activities ............................      (920,486)    (1,092,413)    (5,828,059)
                                                                             -----------    -----------    -----------
Cash flows from investing activities:
  Acquisition of fixed assets ............................................      (461,323)    (1,503,360)    (3,320,621)
  Increase in restricted cash ............................................          --       (1,316,730)    (2,498,000)
  Stockholder borrowing ..................................................         3,881          3,881         (9,855)
  Patent costs ...........................................................       (57,729)       (13,081)      (320,027)
                                                                             -----------    -----------    -----------
        Net cash used in investing activities ............................      (515,171)    (2,829,290)    (6,148,503)
                                                                             -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from bank line of credit ......................................          --        1,313,000      2,380,000
  Payments on bank loan ..................................................        (8,508)        (7,805)       (37,047)
  Proceeds from stockholder ..............................................          --             --        2,158,648
  Proceeds from issuance of common stock and exercise of stock options ...        11,425           --          153,115
  Net proceeds from issuance of convertible preferred stock ..............          --             --       31,872,101
  Purchase of treasury stock .............................................          --             --         (300,075)
                                                                             -----------    -----------    -----------
        Net cash provided by financing activities ........................         2,917      1,305,195     36,226,742
                                                                             -----------    -----------    -----------
        Net (decrease) increase in cash and cash equivalents..............    (1,432,740)    (2,616,508)    24,250,180

Cash and cash equivalents at beginning of period .........................    25,682,920     14,405,678           --

Cash and cash equivalents at end of period ...............................   $24,250,180    $11,789,170    $24,250,180
                                                                             ===========    ===========    ===========


See accompanying notes to the financial statements

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          NOTES TO FINANCIAL STATEMENTS

(1)  ORGANIZATION AND BASIS OF PREPARATION

     The information presented as of June 30, 1996, and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 1995 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995. Certain reclassifications have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

     The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

     The Company has accumulated a loss of $6,167,297 from January 23, 1992 (date of inception) to June 30, 1996. Management intends to continue research toward the development of commercial products in order to generate future revenues from license fees, royalties, direct sales and performance of contract research.

(2)  DEVELOPMENT STAGE ENTERPRISE

     The efforts of the Company since inception have been devoted to research and development and raising capital. Accordingly, the financial statements are presented under the guidelines stipulated by the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS")
     No. 7, "Accounting and Reporting by Development Stage Enterprises."

(3)  NET LOSS PER SHARE

     All common share data has been restated to give effect to a one-for-three reverse stock split effected on July 18, 1996 (see note 5). Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding. Historical earnings per share have not been presented because such amounts are not meaningful due to the significant change in the Company's capital structure that occurred in connection with the Company's initial public offering.


     For the three month period ended March 31, 1996, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, the Series B Convertible Preferred Stock (using the if-converted method) and stock options (using the treasury stock method and the initial public offering price) issued at prices substantially below the public offering price during the 12-month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented. Furthermore, common equivalent shares from convertible preferred stock issued prior to the 12-month period preceding the offering that converted upon the completion of the Company's initial public offering are included in the calculation (using the if-converted method) from the original date of issuance. Common equivalent shares from stock options issued prior to the 12-month period preceding the offering are excluded from the computation as their effect is anti-dilutive.

     For the three month period ended June 30, 1996, common equivalent shares from stock options and convertible preferred stock are excluded from the computation as their effect is anti-dilutive.

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          NOTES TO FINANCIAL STATEMENTS



(4)  SUPPLEMENTAL CASH FLOW INFORMATION

                                 SIX MONTHS
                               ENDED JUNE 30,       PERIOD FROM JANUARY 23, 1992
                           ----------------------      (DATE OF INCEPTION) TO
                             1996         1995             JUNE 30, 1996
                           ----------------------     -------------------------
Cash payments for:
    Interest.............   $68,859      $21,575             $151,788
                            =======      =======             ========
    Income taxes ........   $23,581      $11,432             $104,892
                            =======      =======             ========

(5)  SUBSEQUENT EVENTS

     Public Offering of Common Stock

     In July 1996, the Company completed an initial public offering of 2,750,000 shares of Common Stock at $7.00 per share. The Company received proceeds, net of underwriting discounts and commissions, of $17,902,500.

     On August 5, 1996, the Company sold an additional 412,500 shares of Common Stock at $7.00 per share pursuant to the exercise by the underwriters of an over-allotment option granted to them. The Company received proceeds, net of underwriting discounts and commissions, of $2,685,375.

     Reverse Stock Split

     On July 18, 1996, the Company effected a one-for-three reverse Common Stock split and changed the par value of the Common Stock to $.01 from $.001. All Common Stock data have been restated to give effect to this reverse stock split and change in par value for all periods presented.

     Conversion of Convertible Preferred Stock

     On July 22, 1996, all outstanding shares of the Series A and Series B Preferred Stock were converted into an aggregate of 7,551,514 shares of Common Stock.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was incorporated in 1992 and has devoted substantially all of its resources to the development and application of novel yeast-based and signal transduction drug discovery technologies. The Company has financed its operations primarily through the sale of Convertible Preferred Stock. To date, all of the Company's revenues have resulted from research funding provided by its collaborative partners.

     The Company has incurred operating losses in each year since its inception and net losses of approximately $177,000 during the six months ended June 30, 1996. At June 30, 1996, the Company had an accumulated deficit of approximately $6.2 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. The Company expects to incur substantial additional operating losses over the next several years as a result of increases in its expenses for research and product development.

RESULTS OF OPERATIONS

     Six Months Ended June 30, 1996 and June 30, 1995

     Revenues

     Revenues for the six months ended June 30, 1996 increased to $3.3 million from $2.0 million for the same period in 1995. This increase was attributable to the inclusion in 1996 of research funding from Solvay Duphar B.V. ("Solvay Duphar"), one of the Company's collaborative partners.

     Operating Expenses

     The Company's research and development expenses for the six months ended June 30, 1996 increased to $3.4 million from $2.1 million for the same period in 1995. This increase was attributable primarily to an increase in staffing related to implementation of the research collaboration with Solvay Duphar, as well as expenses in connection with licenses from third parties and facilities expenses related to the Company's occupancy of its facility in Tarrytown, New York.

     General and administrative expenses for the six months ended June 30, 1996 increased to $621,000 from $617,000 for the same period in 1995.

     Interest Income

     Net interest income for the six months ended June 30, 1996 increased to $655,000 from $383,000 for the same period in 1995. This increase related primarily to interest earned on the net proceeds from the sale of Series B Convertible Preferred Stock ("Series B Preferred Stock") in September 1995 and November 1995, net of interest expense on a line of credit and bank loans.

     Net loss

     The net loss for the six months ended June 30, 1996 decreased to $177,000 from $352,000 for the same period in 1995. The decrease can be attributed to the increase in interest earned on the net proceeds from the sale of Series B Preferred Stock in September 1995 and November 1995.

     Three Months Ended June 30, 1996 and June 30, 1995

     Revenues

     Revenues for the three months ended June 30, 1996 increased to $1.6 million from $1.0 million for the same period in 1995. This increase was attributable to the inclusion in 1996 of research funding from Solvay Duphar.

     Operating Expenses

     The Company's research and development expenses for the three months ended June 30, 1996 increased to $1.8 million from $1.1 million for the same period in 1995. This increase was attributable primarily to an increase in staffing related to implementation of the research collaboration with Solvay Duphar, as well as facilities expenses in connection with the Company's occupancy of its facility in Tarrytown, New York.

     General and administrative expenses for the three months ended June 30, 1996 increased to $303,000 from $276,000 for the same period in 1995.

     Interest Income

     Net interest income for the three months ended June 30, 1996 increased to $334,000 from $174,000 for the same period in 1995. This increase related primarily to interest earned on the net proceeds from the sale of Series B Preferred Stock in September 1995 and November 1995, net of interest expense on a line of credit and bank loans.

     Net loss

     The net loss for the three months ended June 30, 1996 decreased to $134,000 from $198,000 for the same period in 1995. The decrease can be attributed to the increase in interest earned on the net proceeds from the sale of Series B Preferred Stock in September 1995 and November 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations through the sale of Convertible Preferred Stock and from research funding from its collaborative partners. Through June 30, 1996, the Company had sold Convertible Preferred Stock for $31.9 million in cash and $2.0 million in satisfaction of indebtedness. In addition, the Company had received $9.0 million in revenues for research funding.

     In July 1996, the Company completed an initial public offering of 2,750,000 shares of Common Stock at $7.00 per share. The Company received proceeds, net of underwriting discounts and commissions, of $17,902,500.

     On August 5, 1996, the Company sold an additional 412,500 shares of Common Stock at $7.00 per share pursuant to the exercise by the underwriters of an over-allotment option granted to them. The Company received proceeds, net of underwriting discounts and commissions, of $2,685,375.

     The Company also has established a $2.5 million secured line of credit with a bank, of which borrowings of $2.4 million were outstanding as of June 30, 1996. All obligations of the Company with respect to this line of credit are secured pursuant to a security agreement granting the bank a first and prior security interest in the Company's negotiable certificates of deposit held by the bank. Such certificates of deposit have been recorded in the balance sheet as "Restricted Cash." The right to borrow additional amounts under the line of credit expired on June 30, 1996. The $2.4 million outstanding at June 30, 1996 is payable on demand.

     As of June 30,1996, the Company had cash and cash equivalents of $24.3 million and restricted cash of $2.5 million.

     The Company has invested $3.3 million in property and equipment, including purchases amounting to $461,000 in the six months ended June 30, 1996. The Company expects capital expenditures to increase over the next several years as it expands facilities to support the planned expansion of research and development efforts.

     The Company intends to increase its expenditures substantially over the next several years to enhance its technologies and pursue internal proprietary drug discovery programs. The Company believes that its existing capital resources (including the proceeds of the recent public offering), together with interest income and future payments due under its research collaborations, will be sufficient to support its current and projected funding requirements through the end of 1999. The Company's capital requirements may vary as a result of a number of factors, including the progress of its drug discovery programs, competitive and technological developments, the continuation if its existing collaborative agreements and the establishment of additional collaborative agreements, and the progress of the development efforts of the Company's corporate partners. The Company expects that it will require significant additional financing in the future, which it may seek to raise through public or private equity offerings, debt financings or additional corporate partnerships. No assurance can be given that such additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to the Company. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's stockholders. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is forward-looking information, and, as such, actual results may vary.

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

          The registrant is not a party to any material legal proceedings other than SIBIA Neurosciences, Inc. v. Cadus Pharmaceutical Corporation. SIBIA Neurosciences, Inc. ("SIBIA") commenced an action on July 9, 1996 in the United States District Court for the Southern District of California alleging infringement by the Company of a patent relating to an aspect of drug screening techniques and seeking injunctive relief and monetary damages. On August 1, 1996, the Company filed an Answer and Counterclaim, claiming that the patent is not infringed and is invalid and unenforceable, seeking a declaratory judgment of patent invalidity, unenforceability and noninfringement, and claiming intentional and tortious interference by SIBIA with the Company's initial public offering. The Company intends to vigorously defend against the claims made by SIBIA and to pursue its counterclaims against SIBIA.

Item 2.   Changes in Securities

          Nothing to report.

Item 3.   Defaults Upon Senior Securities

          Nothing to report.

Item 4.   Submission of Matters to a Vote of Security-Holders

          As of May 23, 1996, the security-holders of the Company, pursuant to
     Section 228(a) of the General Corporation Law of the State of Delaware, approved by written consent the adoption of (i) a Certificate of Amendment to the Company's Certificate of Incorporation that effectuates a one-for-three reverse stock split of the Company's outstanding Common Stock and that provides directors with indemnification to the fullest extent permitted by Delaware law, (ii) an Amended and Restated Certificate of Incorporation of the Company and (iii) the Company's 1996 Incentive Plan.

          On June 14, 1996, the Company held its annual meeting of stockholders, at which meeting the Board of Directors of the Company as previously reported to the Securities and Exchange Commission was re-elected in its entirety. Proxies for the meeting were not solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.

Item 5.   Other Information

          Nothing to report.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               The exhibits listed in the Exhibit Index are included in this report.

          (b)  Reports on Form 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CADUS PHARMACEUTICAL CORPORATION
                                  (Registrant)



Date:  August 30, 1996            By /s/JAMES S. RIELLY
                                     -------------------------------------------
                                     James S. Rielly
                                     Director of Finance, Controller and
                                      Treasurer
                                     (Authorized Officer and Principal Financial
                                      Officer)

                                  EXHIBIT INDEX

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

      Exhibit No.             Description
      -----------             -----------
         11                   Computation of Net Loss Per Share

         27                   Financial Data Schedule