Form 10-Q
period 1996-09-30
CADUS PHARMACEUTICAL CORP
filed 1996-11-13
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996.


[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _____________.


                         Commission file number 0-28674

                        CADUS PHARMACEUTICAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                               13-3660391
-------------------------------------    ---------------------------------------
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)

    777 Old Saw Mill River Road,
         Tarrytown, New York                           10591-6705
-------------------------------------    ---------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, Including Area Code   (914) 345-3344


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes   X                  No
                                                 -----                   -----

The number of shares of registrant's common stock, $.01 par value, outstanding as of October 15, 1996 was 12,059,024.

                        CADUS PHARMACEUTICAL CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I -- FINANCIAL INFORMATION

       Item 1.   Financial Statements

                 Balance Sheets - September 30, 1996 and December 31, 1995     5

                 Statements of Operations - Three and nine months
                 ended September 30, 1996 and 1995, and the period
                 from January 23, 1992 (date of inception) to
                 September 30, 1996                                            6

                 Statements of Cash Flows - Nine months ended
                 September 30, 1996 and 1995, and the period from
                 January 23, 1992 (date of inception) to September 30,
                 1996                                                          7

                 Notes to Financial Statements                               8,9


       Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       10-12


PART II -- OTHER INFORMATION

       Item 1.   Legal Proceedings                                            13

       Item 2.   Changes in Securities

       Item 3.   Defaults Upon Senior Securities

       Item 4.   Submission of Matters to a Vote of Security Holders

       Item 5.   Other Information

       Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES                                                                    14


EXHIBIT INDEX                                                                 15

                        Cadus Pharmaceutical Corporation
                        (a development stage corporation)

                                 Balance Sheets

                                                   September 30,    December 31,
                                                        1996            1995
                                                    ------------   ------------
                                     Assets
Current assets:
  Cash and cash equivalents                         $ 44,658,397   $ 25,682,920
  Restricted cash                                           --        2,380,000
  Prepaid and other current assets                       380,162         76,810
                                                    ------------   ------------
      Total current assets                            45,038,559     28,139,730

Restricted cash                                          118,000        118,000
Fixed assets, net of accumulated depreciation
  and amortization of $1,235,930 at September
  30, 1996 and $649,016 at December 31, 1995           2,606,268      2,219,851
Deferred tax asset, less valuation allowance of
  $3,021,000 at September 30, 1996 and
  $2,621,000 at December 31, 1995                           --             --
Due from stockholder                                       7,915         13,736
Other assets, net                                        493,972        233,874
                                                    ------------   ------------

      Total assets                                  $ 48,264,714   $ 30,725,191
                                                    ============   ============

                      Liabilities and Stockholders' Equity

Current liabilities:
  Deferred revenue                                   $ 1,000,000   $       --
  Accounts payable                                       417,369        154,463
  Accrued expenses and other current liabilities         235,798        421,155
  Line of credit and loans payable to
    bank-current portion                                  13,992      2,397,459
                                                    ------------   ------------
      Total current liabilities                        1,667,159      2,973,077
  Loans payable to bank                                   19,572         29,002
                                                    ------------   ------------
      Total liabilities                                1,686,731      3,002,079

Stockholders' equity:
Preferred stock, $.001 par value.
  Authorized 0 and 22,201,080 shares, issuable
    in series, at September 30, 1996 and
    December 31, 1995, respectively
      Convertible Preferred Stock, Series A.0
        and 14,879,651 shares designated,
        issued and outstanding at September 30,
        1996 and December 31, 1995 respectively             --           14,880
        (preference in liquidation $6,800,000)
      Convertible Preferred Stock, Series B.0
        and 7,321,429 shares designated,
        issued and outstanding at September 30,
        1996 and December 31, 1995, respectively            --            7,321
        (preference in liquidation, $27,500,000)
Common Stock, $.01 par value.  Authorized
  35,000,000 shares at September 30, 1996
  and December 31, 1995; issued 12,200,691
  shares at September 30, 1996 and 1,465,009
  shares at December 31, 1995; outstanding
  12,059,024 shares at September 30, 1996
  and 1,323,342 shares at December 31, 1995              122,006         14,650
Additional paid-in capital                            53,745,490     33,976,940
Deficit accumulated during the development stage      (6,989,438)    (5,990,604)
Treasury stock, 141,667 shares at September 30,
  1996 and December 31, 1995, at cost                   (300,075)      (300,075)
                                                    ------------   ------------

      Total stockholders' equity                      46,577,983     27,723,112
                                                    ------------   ------------

      Total liabilities and stockholders' equity    $ 48,264,714   $ 30,725,191
                                                    ============   ============

See accompanying notes to the financial statements

                                              Cadus Pharmaceutical Corporation
                                              (a development stage corporation)

                                                  Statements of Operations

                                                                                                                January 23,
                                                           Three Months Ended        Nine Months Ended         1992 (date of
                                                             September 30,               September 30,         inception) to
                                                      --------------------------   ------------------------    September 30,
                                                          1996          1995          1996           1995           1996
                                                      ------------   -----------   -----------   -----------   ------------
Revenues, principally from
  related parties                                     $  1,625,000   $ 1,000,000   $ 4,875,002   $ 3,000,000   $ 10,647,430
                                                      ------------   -----------   -----------   -----------   ------------

Costs and expenses:

  Research and development costs                         2,417,111     1,348,176     5,854,796     3,455,957     15,883,318

  General and administrative expenses                      538,901       359,118     1,159,417       975,619      4,235,807
                                                      ------------   -----------   -----------   -----------   ------------

    Total costs and expenses                             2,956,012     1,707,294     7,014,213     4,431,576     20,119,125
                                                      ------------   -----------   -----------   -----------   ------------

Operating loss                                          (1,331,012)     (707,294)   (2,139,211)   (1,431,576)    (9,471,695)
                                                      ------------   -----------   -----------   -----------   ------------

Interest income                                            544,859       192,966     1,268,804       597,793      2,616,277
Interest expense                                            35,988        23,839       104,847        45,414        187,776
                                                      ------------   -----------   -----------   -----------   ------------

    Interest income, net                                   508,871       169,127     1,163,957       552,379      2,428,501
                                                      ------------   -----------   -----------   -----------   ------------

Loss before income taxes and extraordinary item           (822,141)     (538,167)     (975,254)     (879,197)    (7,043,194)

State and local taxes                                         --           5,130        23,580        16,562        104,892
                                                      ------------   -----------   -----------   -----------   ------------

Loss before extraordinary item                            (822,141)     (543,297)     (998,834)     (895,759)    (7,148,086)

Extraordinary gain from early extinguishment of debt          --            --            --            --          158,648
                                                      ------------   -----------   -----------   -----------   ------------

Net loss                                              $   (822,141)  $  (543,297)  $  (998,834)  $  (895,759)  $ (6,989,438)
                                                      ============   ===========   ===========   ===========   ============

Net loss per share                                    $      (0.08)                $     (0.23)
                                                      ============                 ===========

Shares used in calculation of net loss per share        10,200,160                   4,354,145
                                                      ============                 ===========
Net loss per share assuming full dilution             $      (0.07)                $     (0.10)
                                                      ============                 ===========
Shares used in calculation of net loss per share
  assuming full dilution                                11,433,556                   9,698,861
                                                      ============                 ===========

See accompanying notes to the financial statements

                              Cadus Pharmaceutical Corporation
                              (a development stage corporation)

                                  Statements of Cash Flows

                                                                                       January 23,
                                                              Nine Months Ended       1992 (date of
                                                                 September 30,        inception) to
                                                         ---------------------------  September 30,
                                                             1996           1995           1996
                                                         ------------   ------------   ------------
Cash flows from operating activities:
Net loss                                                 $   (998,834)  $   (895,759)  $ (6,989,438)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                               578,785        373,353      1,324,003
  Loss on trade in of equipment                                  --             --            2,658
  Extraordinary gain from early extinguishment of debt           --             --         (158,648)
  Changes in assets and liabilities:
    Increase in prepaid and other current assets             (303,352)       (51,614)      (380,162)
    (Increase) decrease in other assets                      (124,147)         5,089       (129,152)
    Increase in deferred revenue                            1,000,000        354,619      1,000,000
    Increase (decrease) in accounts payable                   262,906       (179,881)       417,369
    (Decrease) increase in accrued expenses and other
     current liabilities                                     (185,357)       (54,166)       235,798
                                                         ------------   ------------   ------------

      Net cash provided by/(used in) operating
        activities                                            230,001       (448,359)    (4,677,572)
                                                         ------------   ------------   ------------

Cash flows from investing activities:
  Acquisition of fixed assets                                (973,331)    (1,749,716)    (3,832,629)
  Decrease (increase) in restricted cash                    2,380,000     (2,204,322)      (118,000)
  Stockholder borrowing                                         5,821          5,822         (7,915)
  Patent costs                                               (127,822)       (78,321)      (390,120)
                                                         ------------   ------------   ------------

      Net cash provided by/(used in) investing
        activities                                          1,284,668     (4,026,537)    (4,348,664)
                                                         ------------   ------------   ------------

Cash flows from financing activities:
  Proceeds from bank line of credit                              --        2,195,949      2,380,000
  Payments on bank loans and line of credit                (2,392,897)       (14,772)    (2,421,436)
  Proceeds from stockholder                                      --             --        2,158,648
  Net proceeds from issuance of common and exercise of
   stock options                                           19,853,705           --       19,995,395
  Net proceeds from issuance of series A & B
   convertible preferred stock                                   --        5,000,000     31,872,101
  Purchase of treasury stock                                     --             --         (300,075)
                                                         ------------   ------------   ------------

      Net cash provided by financing activities            17,460,808      7,181,177     53,684,633
                                                         ------------   ------------   ------------

      Net increase in cash and cash
       equivalents                                         18,975,477      2,706,281     44,658,397

Cash and cash equivalents at beginning of period           25,682,920     14,405,678           --
                                                         ------------   ------------   ------------

Cash and cash equivalents at end of period               $ 44,658,397   $ 17,111,959   $ 44,658,397
                                                         ============   ============   ============

See accompanying notes to the financial statements

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          Notes to Financial Statements

(1)  Organization and Basis of Preparation

     The information presented as of September 30, 1996, and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 1995 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995. Certain reclassifications have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

     The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

     The Company has accumulated a loss of $6,989,438 from January 23, 1992 (date of inception) to September 30, 1996. Management intends to continue research toward the development of commercial products in order to generate future revenues from license fees, royalties, direct sales and performance of contract research.

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

(3)  Net Loss Per Share

     All common share data has been restated to give effect to a one-for-three reverse stock split effected on July 18, 1996 (see note 6). Historical earnings per share have not been presented because such amounts are not meaningful due to the significant change in the Company's capital structure that occurred in connection with the Company's initial public offering.

     For the three month and nine month periods ended September 30, 1996, primary net loss per share is computed using the weighted average number of shares of common stock outstanding. Common shares issued in connection with the initial public offering and the conversion of the convertible preferred stock are included from the date of issuance. For the three months ended September 30, 1996, common equivalent shares from stock options are excluded from the computation as their effect is anti-dilutive. The calculation for the nine month period ended September 30, 1996 also includes, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock options (using the treasury stock method and the initial public offering price) issued at prices substantially below the public offering price during the 12-month period prior to the offering as if they were outstanding for the three months ended March 31, 1996.

     In addition, for the three month and nine month periods ended September 30, 1996, fully diluted net loss per share includes common equivalent shares from convertible preferred stock, which was converted on July 22, 1996, from the beginning of the period to the date of conversion.

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          Notes to Financial Statements

(4)  Line of Credit

     In September 1996, the Company repaid an outstanding line of credit balance of $2,380,000 which was secured by negotiable certificates of deposit. As a result of such repayment, these certificates of deposit are no longer considered restricted cash and are classified as cash equivalents on the balance sheet at September 30,1996.

(5)  Supplemental Cash Flow Information

                                   Nine Months
                                ended September 30,      Period from January 23,
                             -----------------------    1992 (date of inception)
                                1996          1995       to September 30, 1996
                             -----------------------    -----------------------
Cash payments for:
Interest ..................  $104,847        $45,414           $187,776
                             ========        =======           ========
Income taxes ..............  $ 23,580        $16,562           $104,892
                             ========        =======           ========

(6)  Equity Transactions

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

     The Company has incurred operating losses in each year since its inception and net losses of approximately $999,000 during the nine months ended September 30, 1996. At September 30, 1996, the Company had an accumulated deficit of approximately $7.0 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. The Company expects to incur substantial additional operating losses over the next several years as a result of increases in its expenses for research and product development.

Results of Operations

     Three Months Ended September 30, 1996 and September 30, 1995

     Revenues

     Revenues for the three months ended September 30, 1996 increased to $1.6 million from $1.0 million for the same period in 1995. This increase was attributable to the inclusion in 1996 of research funding from Solvay Duphar B.V. ("Solvay Duphar"), one of the Company's collaborative partners.

     Operating Expenses

     The Company's research and development expenses for the three months ended September 30, 1996 increased to $2.4 million from $1.3 million for the same period in 1995. This increase was attributable primarily to an increase in staffing and supplies related to implementation of the research collaboration with Solvay Duphar and the Company's internal programs, as well as facilities expenses in connection with the Company's occupancy of its facility in Tarrytown, New York.

     General and administrative expenses for the three months ended September 30, 1996 increased to $539,000 from $359,000 for the same period in 1995. This increase was attributable primarily to the recruiting and hiring of management personnel as well as an increase in the Company's directors and officers liability insurance premium resulting from the Company's initial public offering.

     Interest Income

     Net interest income for the three months ended September 30, 1996 increased to $509,000 from $169,000 for the same period in 1995. This increase related primarily to interest earned on the net proceeds from the sale of Series B Convertible Preferred Stock in September 1995 and November 1995 and from the sale of Common Stock in July and August 1996 pursuant to the Company's initial public offering, net of interest expense on a line of credit and bank loans.

     Net Loss

     The net loss for the three months ended September 30, 1996 increased to $822,000 from $543,000 for the same period in 1995. The increase can be attributed to an increase in the operating expenses of the Company as described above, most of which was offset by increases in revenues and interest income.

     Nine Months Ended September 30, 1996 and September 30, 1995

     Revenues

     Revenues for the nine months ended September 30, 1996 increased to $4.9 million from $3.0 million for the same period in 1995. This increase was attributable to the inclusion in 1996 of research funding from Solvay Duphar.

     Operating Expenses

     The Company's research and development expenses for the nine months ended September 30, 1996 increased to $5.9 million from $3.5 million for the same period in 1995. This increase was attributable primarily to an increase in staffing and supplies related to implementation of the research collaboration with Solvay Duphar and the Company's internal programs, as well as facilities expenses in connection with the Company's occupancy of its facility in Tarrytown, New York.

     General and administrative expenses for the nine months ended September 30, 1996 increased to $1.2 million from $976,000 for the same period in 1995. This increase was attributable primarily to the recruiting and hiring of management personnel as well as an increase in the Company's directors and officers liability insurance premium resulting from the Company's initial public offering.

     Interest Income

     Net interest income for the nine months ended September 30, 1996 increased to $1,164,000 from $552,000 for the same period in 1995. This increase related primarily to interest earned on the net proceeds from the sale of Series B Convertible Preferred Stock in September 1995 and November 1995 and from the sale of Common Stock in July and August 1996 pursuant to the Company's public offering, net of interest expense on a line of credit and bank loans.

     Net Loss

     The net loss for the nine months ended September 30, 1996 increased to $999,000 from $896,000 for the same period in 1995. The increase is attributable to an increase in the operating expenses of the Company as described above, most of which was offset by increases in revenues and interest income.

Liquidity and Capital Resources

     Prior to the Company's initial public offering, the Company financed its operations through the sale of Convertible Preferred Stock and from research funding from its collaborative partners. Through September 30, 1996, the Company had sold Convertible Preferred Stock for $31.9 million in cash and $2.0 million in satisfaction of indebtedness. In addition, the Company had received $10.6 million in revenues for research funding.

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

     In September 1996, the Company repaid an outstanding line of credit balance of $2,380,000 which was secured by negotiable certificates of deposit. As a result of such repayment, these certificates of deposit are no longer considered restricted cash and are classified as cash equivalents on the balance sheet as of September 30,1996.

     As of September 30,1996, the Company had cash and cash equivalents of $44.7 million and restricted cash of $118,000.

     The Company has invested $3.8 million in property and equipment, including purchases amounting to $973,000 in the nine months ended September 30, 1996. The Company expects capital expenditures to increase over the next several years as it expands facilities to support the planned expansion of research and development efforts.

     The Company intends to increase its expenditures substantially over the next several years to enhance its technologies and pursue internal proprietary drug discovery programs. The Company believes that its existing capital resources, together with interest income and future payments due under its research collaborations, will be sufficient to support its current and projected funding requirements through the end of 1999. The Company's capital requirements may vary as a result of a number of factors, including the progress of its drug discovery programs, competitive and technological developments, the continuation of its existing collaborative agreements and the establishment of additional collaborative agreements, and the progress of the development efforts of the Company's corporate partners. The Company expects that it will require significant additional financing in the future, which it may seek to raise through public or private equity offerings, debt financings or additional corporate partnerships. No assurance can be given that such additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to the Company. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's stockholders. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is forward-looking information, and, as such, actual results may vary.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     As reported in the registrant's Quarterly Report on Forms 10-Q for the quarter ended June 30, 1996, the registrant is not a party to any material legal proceedings other than SIBIA Neurosciences, Inc. v. Cadus Pharmaceutical Corporation.

Item 2.  Changes in Securities

         Nothing to report.

Item 3.  Defaults Upon Senior Securities

         Nothing to report.

Item 4.  Submission of Matters to a Vote of Security-Holders

         Nothing to report.

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


                                 CADUS PHARMACEUTICAL CORPORATION
                                 (Registrant)



Date:  November 13, 1996         By /s/ JAMES S. RIELLY
                                   ---------------------------------------------
                                   James S. Rielly
                                   Director of Finance, Controller and Treasurer (Authorized Officer and
                                    Principal Financial Officer)

                                  EXHIBIT INDEX

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

           Exhibit No.               Description
           -----------               -----------

                11                   Computation of Net Loss Per Share
                27                   Financial Data Schedule