Form 10-K405
period 1996-12-31
CADUS PHARMACEUTICAL CORP
filed 1997-03-28
CIK 911148

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ....................................December 31, 1996.

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to_____________________.

                         Commission File Number 0-28674

                        CADUS PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                    13-3660391
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     777 Old Saw Mill River Road
         Tarrytown, New York                               10591-6705
(Address of principal executive offices)                   (Zip Code)

        Company's telephone number, including area code: (914) 345-3344

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No: ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of Common Stock held by non-affiliates of the Company, computed by reference to the closing price on March 21, 1997 was $51,421,655.


     Number of shares outstanding of each class of Common Stock, as of March 21, 1997: 12,121,787 shares.

                                     PART I

Item 1.  Business.

General

     Cadus Pharmaceutical Corporation ("Cadus" or the "Company") was incorporated under the laws of the State of Delaware in January 1992. Cadus is engaged in the identification of genomic targets in human cell signaling pathways, the elucidation of their function and the discovery of novel small molecule therapeutics that act on such targets. The Company is using proprietary drug discovery technologies based on genetically engineered yeast cells to simultaneously discover the function of specific genes and create high throughput screens for the discovery of chemical compounds that act on the products of such genes. The Company believes that its proprietary technologies enable it and its collaborative partners to initiate drug discovery against certain new targets that cannot initially become the subject of drug discovery using conventional techniques and generally to accelerate and reduce the cost of the drug discovery process. The Company has research collaborations with Bristol-Myers Squibb Company ("Bristol-Myers Squibb"), Solvay Duphar B.V. ("Solvay Duphar") and SmithKline Beecham p.l.c. ("SmithKline Beecham").

     Cadus is a leader in the development of proprietary technologies that exploit the similarities between yeast and human genes to elucidate gene function and cell signaling pathways. The Company has developed several proprietary drug discovery technologies. Two of these technologies are used to identify small molecules that act as agonists or antagonists to cell surface receptors and other targets in the signal transduction pathway: (i) a hybrid yeast cell technology that expresses a functioning human receptor and a portion of its signaling pathway in a yeast cell and (ii) the Autocrine Peptide Expression ("APEX") system that expresses a known human ligand in a hybrid yeast cell as well as the receptor that is activated by that ligand. Two other technologies are used to identify and characterize receptors whose ligand and hence function are not known (which are called orphan receptors), as well as related ligands and key signaling molecules: (i) the Company's Self Selecting Combinatorial Library ("SSCL") technologies, which are used to identify a ligand that activates a targeted orphan receptor and (ii) the Company's signal transduction technologies, which are used to determine potential molecular targets in the human cell signaling pathway and to assist in the determination of a receptor's biological function. The Company has also developed proprietary software algorithms that it uses to identify potential new targets from data generated by the Human Genome Project. The Company uses other complementary technologies, including in-house combinatorial chemistry libraries, high throughput screening, medicinal chemistry, pharmacology and mammalian cell biology.

Background

     The human body is comprised primarily of specialized cells that perform different physiological functions and that are organized into organs and tissues. All human cells contain DNA, which is arranged in a series of subunits known as genes. It is estimated that there are approximately

100,000 genes in the human genome. Genes are responsible for the production of proteins. Proteins such as hormones, enzymes and receptors are responsible for managing most of the physiological functions of humans, including regulating the body's immune system. Thus, genes are the indirect control center for all physiological functions. Over the last few decades, there has been a growing recognition that many major diseases have a genetic basis. It is now well established that genes play an important role in cancer, cardiovascular disease, psychiatric disorders, obesity, and metabolic diseases. Significant resources are being focused on genomics research based on the belief that the sequence and function of a gene, and the protein that gene expresses, will lead to an understanding of that gene's role in the functioning and malfunctioning of cells. This understanding is expected in turn to lead to therapeutic and diagnostic applications focused on molecular targets associated with the gene and the protein it expresses.

     Cell surface receptors are an important class of proteins involved in cellular functioning because they are the primary mediators of cell to cell communication. Their location on the cell surface also makes them the most accessible targets for drug discovery. Cellular communication occurs when one cell releases a chemical messenger, called a "ligand," which communicates with another cell by binding to and activating the receptor on the exterior of the second cell. Typically, a ligand binds only with one specific receptor. This binding event activates the receptor triggering the transmission of a message through a cascade of signaling molecules from the exterior to the interior of the cell. This process is called signal transduction. When the signal is transmitted into the interior of the cell, it may, among other things, activate or suppress specific genes that switch on or switch off specific biological functions of the cell. The biological response of the cell, such as the secretion of a protein, depends primarily on the specific ligand and receptor involved in the communication.

     Many diseases, such as cancer, stem from the malfunctioning of cellular communication. Efforts to treat a particular disease often concentrate on developing drugs that interact with the receptor or signaling pathway believed to be associated with the malfunction. These drugs work by inhibiting or enhancing the transmission of a signal through the cascade of signaling molecules triggered by the receptor. Drugs that inhibit signal transduction by blocking a receptor or the intracellular proteins that carry the signal sent by a receptor are called antagonists and those that enhance signal transduction by stimulating a receptor or associated intracellular proteins are called agonists.

     Human cells carry many different types of receptors. Receptors are classified into groups based upon similarities in their chemistry and structure. Some of the major receptor groups involved in signal transduction are: G protein-coupled receptors, cytokine receptors, tyrosine kinase coupled receptors and multisubunit immune recognition receptors. G protein-coupled receptors, which are located on the surface of the cell, constitute the largest group of receptors. In humans, G protein-coupled receptors are involved in many of the body's most basic functions, including heartbeat, sight, sense of smell, cognition and behavior and also mediate most of the body's basic responses such as secretion from glands, contractility of blood vessels, movement of cells, growth and cell death. Tyrosine kinase coupled receptors are involved in cell growth and differentiation. Multisubunit immune recognition receptors activate the body's immune defense system.

     There are an estimated 2,000 to 5,000 G protein-coupled receptors in the human genome. The importance of G protein-coupled receptors is demonstrated by the fact that more than 60% of all commercially available prescription drugs work by interacting with known G protein-coupled receptors. These drugs include the anti-ulcer agents Zantac and Tagamet, as well as the cardiac drugs Tenormin and Lopressor. Many of these drugs were developed through the application of time consuming and expensive trial and error methods without an understanding of the chemistry and structure of the G protein-coupled receptors with which they interact. More efficient drug discovery methods are available once the gene sequence, biological function and role in disease processes of a G protein-coupled receptor have been determined.

     The sequences and functions of approximately 100 human G protein-coupled receptors have been identified. This knowledge has also been used to help identify the sequence of approximately 100 orphan G protein-coupled receptors. The Company believes that the identification of the gene sequences and functions of the remaining G protein-coupled receptors will yield a substantial number of potential drug discovery targets. Scientists working on the Human Genome Project have sequenced portions of thousands of genes and have published such sequences or placed them in public databases. Although the Human Genome Project has produced and made publicly available an ever increasing volume of raw DNA sequences (including sequence fragments that may represent portions of human G protein-coupled receptors), such data cannot be used in drug discovery until (i) a DNA sequence is recognized to comprise a portion of a G protein-coupled receptor (ii) the full DNA sequence of the G protein-coupled receptor is identified, (iii) the function of the G protein-coupled receptor is elucidated, and (iv) agonists and antagonists for the G protein-coupled receptor are identified.

     Traditional Drug Discovery

     Drug discovery consists of three key elements: (i) the target, such as a receptor, on which the drug will act, (ii) the potential drug candidates, which include organic chemicals, proteins or peptides, and (iii) the assays or tests to screen these compounds to determine their effect on the target.

     Historically, drug discovery has been an inefficient and expensive process. Traditional drug discovery has been hampered by the limited number of known targets and a reliance on in vitro assays as a format in which to test compounds. Until scientists began to define the molecular structure of receptors and ligands, there was no simple method to determine the function of such molecules in the cell and, therefore, their utility as drug discovery targets. Even when the target's molecular structure is known, incorporating that target effectively into an in vitro assay can be difficult. For example, all known G protein-coupled receptors are woven through the cell membrane seven times in a very complex, looped structure that cannot be maintained when the isolated protein is put into an in vitro assay format. If an assay does not accurately replicate the structure of a target receptor, the compounds identified in the assay may not function as expected when applied to the target receptor on a living cell. Furthermore, receptors, signal transduction proteins and other molecular targets for therapeutic intervention do not exist in isolation in the cell. Their functional activity results from a complex interrelationship with numerous other molecules within the cell. Consequently, traditional drug screening assays often identify compounds as potential drug candidates which, when tested in living cells, prove to have no useful activity or are even toxic. A variety of methods have been developed to address these problems, including using living cells in assays. However, most live cell assays are slow, complex and expensive to maintain.

     In recent years, scientific advances have created new and improved tools for drug discovery. For example, molecular biology is identifying a growing number of targets and their gene sequences. There have been significant developments in turning these gene sequences into drug discovery candidates. Cells have been genetically engineered to produce assays that more effectively replicate the physiological environment of a living organism. Robotics have enabled the creation of high-throughput screening systems. Combinatorial chemistry has enhanced the ability to optimize lead compounds by improving their pharmacological characteristics. However, due to the complexity of G protein-coupled receptors and limited knowledge of their gene sequences and function, these advances do not offer a comprehensive, rapid and cost effective approach to the identification of drug discovery candidates targeted at G protein-coupled receptors.

     Yeast

     The Company has deveoped technologies based on yeast that are useful in identifying drug discovery candidates targeted at G protein-coupled receptors. Yeast is a single-celled microorganism that is commonly used to make bread, beer and wine. In the 1980's, scientists discovered structural and functional similarities between yeast cells and human cells. Both yeast and human cells consist of a membrane, an intracellular region and a nucleus containing genes. Basic cellular processes, including metabolism, cell division, DNA and RNA synthesis and signal transduction, are the same in both human and yeast cells. Yeast also have signal transduction pathways that function similarly to human cell pathways. More than 40 percent of all human gene classes have functional equivalents in yeast. The genes in yeast express proteins, including cell-surface receptors such as G protein-coupled receptors and signaling molecules such as protein kinases, that are similar to human proteins.


     The Company believes that yeast cells have several important characteristics that are useful in drug discovery.

     o The strong correlation between human and yeast gene classes enables the evaluation of the biological function of human proteins, including receptors and signaling molecules, of unknown function. Proteins with comparable gene sequences frequently carry out similar functions. This fact can be used to determine the function of a human gene by genetically engineering a yeast cell to replace a yeast gene coding for a known function with the human gene suspected of having a comparable function. If the yeast cell retains its normal function, it suggests that the human gene and its protein have a biological function similar to that of their yeast counterparts. Consequently, genetically engineered yeast cells can replicate human gene function and provide a biologically relevant context for evaluating interactions between receptors and their related signaling pathways.

     o In 1996, the yeast genome was fully sequenced. This knowledge has facilitated analysis of the correlation between yeast and human gene structure and aids in the definition of human gene functions.

     o While the yeast signaling mechanism bears many similarities to the human signaling mechanism, the yeast intracellular environment is less complex, thus eliminating much of the ancillary and redundant intracellular signaling pathways that exist in human cells.

     o Yeast have the ability to absorb DNA fragments and incorporate them into their genome. As a result, their genetic structure can be easily manipulated using common genetic engineering techniques.

     o Yeast cells replicate rapidly. Speed of replication is particularly important because creating a new yeast strain that successfully incorporates new genetic material and adapts to new conditions may take several generations and the strain that so adapts is identifiable by growth. In addition, because a yeast cell reproduces itself every two hours, compared with 24 to 48 hours for mammalian cells, a drug screening process using yeast can be developed and evaluated much faster than one using human cell assays.

     o Yeast can be easily and inexpensively grown in the laboratory using standard microbiological techniques and, as a consequence, can readily be used in automated screening systems.

     o Yeast are resistant both to the solvents often needed to dissolve potentially active compounds and the toxins often found in natural products. Consequently, hybrid yeast cells can be used to screen libraries of synthetic compounds, combinatorial chemicals or natural products.


Cadus' Drug Discovery and Development Strategy

     The Company's goal is to discover and develop novel small molecule drugs targeted to receptors and signaling molecules. The following are the key elements of the Company's strategy:

     o Develop Proprietary Yeast-Based Drug Discovery Technologies. The Company manipulates the yeast genome by inserting human genes into yeast cells to create hybrid yeast strains as a novel drug discovery platform.

     o Identify Novel Orphan Receptor Targets. The Company uses proprietary software algorithms to search genomic databases and identify fragments of new likely G protein-coupled receptors which it then clones and fully sequences.

     o Elucidate the Function of Orphan Receptors. The Company uses its proprietary yeast-based and signal transduction technologies to determine the biological function of orphan receptors in human cells and to determine whether they are appropriate drug discovery targets.

     o Identify Novel Targets in Signal Transduction Pathways. The Company uses its proprietary signal transduction technologies to identify new signaling molecules in signal transduction pathways and to determine whether they are appropriate drug discovery targets.

     o Expand Its Genomics Database. The Company enters into its genomics database fragments of new likely G protein-coupled receptors which it identifies and full-length sequences of G protein-coupled receptors which it fully sequences or otherwise obtains. The Company utilizes the data in this database in its internal and collaborative drug discovery programs.

     o Conduct Proprietary Drug Discovery and Development Programs. The Company conducts proprietary drug discovery programs to identify lead compounds. The Company uses its combinatorial chemistry capability and other technologies to develop selected lead compounds through the preclinical testing stage.

     o Collaborate with Pharmaceutical Companies. The Company collaborates with pharmaceutical companies in order to combine its drug discovery capabilities with its collaborators' research, drug development, manufacturing, marketing and financial resources. The Company is currently engaged in collaborations with Bristol-Myers Squibb, Solvay Duphar and SmithKline Beecham.

     o Improve Proprietary Technologies and Acquire Complementary Technologies. The Company expends significant resources on research to improve the rapidity and efficiency of its proprietary technologies.

          The Company also seeks to acquire companies and technologies that will complement its proprietary technologies.

Cadus' Drug Discovery Platform

     The Company has developed a novel platform for drug discovery that addresses many of the limitations of traditional drug discovery methods. This platform consists of several proprietary drug discovery technologies including tools used to screen for compounds that act as agonists or antagonists to cell surface receptors and other molecules in the signal transduction pathway and tools used to identify and characterize orphan receptors, ligands and key signaling molecules.

     Hybrid Yeast Cells

     The Company has developed a proprietary technology to insert human genes into yeast cells to create hybrid yeast cells. Initially, the Company has focused its hybrid yeast cell technology primarily on G protein-coupled receptors. The Company's scientists typically create hybrid yeast cells by replacing yeast G protein-coupled receptor genes and certain signaling molecules with their human equivalents. As a result, these hybrid yeast cells express a human G protein-coupled receptor and a portion of its signaling pathway. The Company uses these hybrid yeast cells to identify those compounds that act as agonists or antagonists to that receptor or a molecule that is in its signaling pathway. The Company has also created hybrid yeast cells using other classes of human cell-surface receptors that have a functional equivalent in yeast. Because different yeast strains accept particular human proteins more readily than others, the Company has designed and developed tens of thousands of genetically different yeast strains that are used to build novel hybrid yeast cells.

     The Company believes that hybrid yeast cells are highly effective for screening compounds. Hybrid yeast cells can be used to measure the biological activity of the human signaling pathway in which intervention is desired. In addition, hybrid yeast cells contain a single human receptor which connects to a defined signaling pathway. Accordingly, a specific change in cell behavior, such as replication, is easily monitored and can be attributed to the compound being tested. Also, because the Company is able to insert different human genes into yeast, hybrid yeast cells enable the Company to identify compounds that act at virtually any site in the human cell signaling pathway. These sites include the ligand binding site on the receptor, as well as other sites on the receptor, and the protein components of individual signaling pathways. Moreover, because yeast are resistant to solvents and toxins often used to dissolve test compounds, hybrid yeast cells can be used to screen synthetic organic libraries, combinatorial libraries and natural product libraries. Finally, the Company uses hybrid yeast cells to perform inexpensive high throughput screening of compound libraries.

     The Company has developed a biological database that catalogues the Company's collection of proprietary cells, cell lines, yeast strains and reagents. This database currently has approximately 15,000 entries, that include the phenotype and the genotype of the cell or yeast strain and its storage site. The Company's scientists select from this database strains or cells for their research that, based on their prior experience, will most readily incorporate a particular receptor, enabling the Company's scientists to more rapidly construct assays and hybrid yeast cell strains. The Company's biological database grows by approximately 1,000 new entries per quarter. The Company believes that its collection of cells, yeast strains and reagents in its biological database is unique.

     Autocrine Peptide Expression System (APEX)

     The Company has extended its hybrid yeast cell technology to develop a novel drug screening technology. Biological signaling frequently involves the concerted behavior of at least two cells: one that sends the signal and a second that receives and responds to that signal. The Company's scientists have converted this natural multi-cell process into a single cell process by inserting into a hybrid yeast cell both the human G protein-coupled receptor and the gene that causes the yeast cell to produce the ligand that naturally binds to the receptor being expressed by the same hybrid yeast cell. As a result, the Company's scientists have made the cell self-stimulating, or "autocrine," in that it both sends a signal through production and secretion of a ligand and responds, by replication, to that same signal through the receptor. The Company believes that the autocrine nature of the APEX system makes it an effective tool for the identification of compounds that act as agonists or antagonists with respect to that receptor or a molecular target in its signaling pathway. As a result, drug screening may be conducted in an accelerated, cost effective process as compared to conventional screening techniques.

     Self Selecting Combinatorial Library Technology (SSCL)

     The Company has developed and is using a systematic approach to determine the biological function of orphan receptors and demonstrate their value as drug discovery targets. The critical first step in this approach is to identify a ligand that activates the orphan receptor. The Company accomplishes this by using its proprietary SSCL technology. The SSCL technology involves the creation of a library of peptides encoded in DNA, called a combinatorial peptide expression library. This library is inserted into a strain of hybrid yeast cells that all express the same orphan receptor. Each of the millions of yeast cells in the strain incorporates a different peptide encoded in DNA, resulting in a library of yeast cells which all express the same orphan receptor but are each programmed to secrete a different peptide. Most of the secreted peptides have no effect on the orphan receptor and the hybrid yeast cells producing these peptides do not replicate. The Company estimates that one in a million hybrid yeast cells generates a peptide ligand that activates the orphan receptor. These particular hybrid yeast cells replicate and, therefore, are readily identified. Thus, the SSCL technology uses self selection to identify the ligand that binds to the targeted orphan receptor. The sequence of the peptide ligand can then be rapidly identified and undergo further evaluation. The Company's combinatorial peptide expression libraries contain approximately one hundred million peptides. One to ten million peptides can be tested in a matter of hours. The Company has used its SSCL technology to successfully identify ligands to orphan receptors in less than a week, significantly accelerating traditional drug discovery efforts.

     Once the Company has identified a ligand that activates an orphan receptor, the Company uses a number of different approaches to determine the biological significance of the orphan receptor. These include testing the ligand on human cells, in animals and on human tissue. In addition, the Company uses its signal transduction technologies to determine the human cell signaling pathway that is linked to the orphan receptor in order to thereby determine whether to focus drug discovery efforts at the receptor or in the signaling pathway.

     The strains of hybrid yeast cells constructed for the SSCL can simultaneously be used as screens for large libraries of chemical compounds. This capability enables the Company to seek to identify a peptide ligand to an orphan receptor while simultaneously creating a high throughput screen for small molecule agonists and antagonists to that receptor.

     Signal Transduction Technologies

     The Company has developed signal transduction technologies, based on genetically engineered human cells, to complement its yeast-based technologies. The Company uses these signal transduction technologies to dissect human cell signaling pathways from the receptor to the interior of the cell. As a result, the Company can confirm the effectiveness of compounds identified through the use of hybrid yeast cells and ligands identified by the SSCL technology and determine where and how compounds and ligands modulate the signaling pathway. Potential sites of action by a compound include the receptor itself or molecules downstream in the receptor's signal transduction pathway. Accordingly, each molecule in the signaling pathway may be a potential target for drug discovery. Traditional drug discovery has resulted in several successful drugs that are now known to target such molecules in the signaling pathway, including the immunosuppressants Cyclosporin A and FK506. For this reason, the Company is pursuing such molecules as potential targets for drug discovery. The Company's scientists have used the Company's signal transduction technologies to develop proprietary assays to identify antagonists of specific molecular targets, as well as to identify new molecular targets in the signaling pathway. The Company also uses its yeast-based and human cell-based technologies to determine the function of such newly identified signaling molecules.

     The Company's scientists have used the Company's signal transduction technologies to discover, sequence and characterize a series of related MEKK enzymes that are part of the inflammatory signaling pathway in human white blood cells. MEKK enzymes regulate the synthesis and secretion from white blood cells of cytokines, some of which are inflammation inducing proteins. MEKK enzymes have also been shown to play a central role in regulating cell growth and cell death in a variety of cell types, including cancer. The Company is the exclusive worldwide licensee of a patent on a MEKK enzyme. The Company believes that MEKK enzymes are important targets for drug discovery.

     Bioinformatics for Target Identification


     The Company has developed proprietary software algorithms that it uses, together with its extensive knowledge of the structure of G protein-coupled and other receptors, to rapidly search through the data generated by the Human Genome Project for DNA sequences that are likely to be those of G protein-coupled receptors. The Company has identified hundreds of partial gene sequences which are likely to be portions of G protein-coupled receptors. The Company is using such information to seek to fully sequence orphan G protein-coupled receptors.

     The Company has created a genomic database that consists of many partial and some full-length sequences of human G protein-coupled receptors. The Company's scientists use computers to compare rapidly the human G protein-coupled receptors in this genomic database with the strains of yeast cells in its biological database to determine which human G protein-coupled receptor will most readily be incorporated into which yeast cell. By performing such a computerized "best fit" analysis, the Company's scientists have accelerated the process of developing new strains of hybrid yeast cells.

     Other Drug Discovery Technologies

     The Company uses a variety of other drug discovery tools, such as high throughput screening and combinatorial chemistry. High throughput screening is the practice of rapidly testing thousands of compounds against a target assay by using computer controlled robotics. Cadus has developed a proprietary laboratory information system to handle the vast quantity of data generated. Combinatorial chemistry techniques optimize a compound's pharmacological characteristics once it has been identified as a drug candidate. Optimization involves improving the potency, stability, bioavailability and toxicity characteristics of a lead compound by synthesizing new compound analogs. The Company has developed its own in-house array of compounds and routinely augments this compound library through solid or liquid phase automated compound synthesis.

     The Company's drug discovery strategy includes the screening of compound libraries. Access to large libraries of diverse compounds is, therefore, an important aspect of the Company's drug discovery efforts. The Company assembles combinatorial chemical libraries from readily available and inexpensive chemical building blocks. In addition, the Company has acquired its own synthetic organic compound library. The Company also has access to the compound libraries of Bristol-Myers Squibb and Solvay Duphar and the combinatorial libraries of Houghten Pharmaceuticals, Inc. ("Houghten").

Cadus' Proprietary Drug Discovery Program

     The Company is conducting proprietary drug discovery programs to identify novel targets and lead compounds. The Company has directed these efforts to G protein-coupled receptors, G proteins, tyrosine kinase coupled receptors, multisubunit immune recognition receptors, cytokine receptors, phosphotyrosine phosphatases and certain other intracellular signaling molecules, including MEKK enzymes, as potential targets for a variety of therapeutic areas. These therapeutic areas are allergic inflammation, acute inflammation and cancer, with a specific focus on allergic asthma and small-cell lung carcinoma. There can be no assurance that the Company's drug discovery efforts will lead to the discovery of lead compounds in these therapeutic areas.

     Allergic Inflammation. Approximately 20% of the population of the United States suffers from time to time from some form of allergic inflammation. The best known form of allergic inflammation is asthma. Approximately 14 million people each year suffer from asthma in the United States. Asthma and other allergic responses result from a complex series of physiological events involving signaling by chemokine, IgE and cytokine receptors, with IgE receptor signaling initiating the allergic response. Chemokine receptors are G protein-coupled receptors. IgE receptors and cytokine receptors are coupled to specific tyrosine kinases, which are proteins in the signaling cascade.

     The Company has used its signal transduction technologies to define a small molecule agonist which stimulates an enzyme that blocks IgE receptor signaling. This prevents the release of histamine and other substances which cause allergic inflammation. The Company is currently optimizing an analog of this compound to improve its pharmaceutical characteristics, although no assurance can be given that such efforts will result in a product candidate.

     SCLC. Approximately 20% of all lung cancer is small-cell lung carcinoma ("SCLC"), and approximately 35,000 people each year are diagnosed with this disease in the United States. The disease is characterized by rapid tumor growth and metastasis, and the mean survival of untreated patients is only two to three months. SCLC generally cannot be surgically removed and chemotherapy has not been effective. Certain G protein-coupled receptors stimulate SCLC growth. Based on this knowledge, the Company has used its signal transduction technologies and identified peptides and small molecules that selectively cause the death of SCLC cells in vitro. The Company is using its hybrid yeast cells and other technologies in efforts to identify small molecules that mimic the action of SCLC death-promoting peptides and believes this approach, if successful, may lead to a novel therapeutic for SCLC.

     Houghten Joint Discovery Program. In January 1995, the Company and Houghten commenced a joint discovery effort, with acute inflammation as the initial therapeutic focus for the collaboration. Houghten provides combinatorial libraries to the Company and the Company screens such combinatorial libraries against hybrid yeast cells for the purpose of identifying candidates for drug development. Houghten and the Company may jointly develop or sell or license any such compounds identified by the Company as candidates for drug development to corporate partners of the Company or others. Either Houghten or the Company may develop any such compound on its own if the other party elects not to pursue joint development.


Collaborative Arrangements

     As a key part of its business strategy, the Company pursues collaborations with pharmaceutical companies to combine the Company's drug discovery capabilities with the collaborators' research, drug development, manufacturing, marketing and financial resources. The Company has existing collaborative arrangements with three pharmaceutical companies and is currently in discussions with several other pharmaceutical companies regarding potential collaborations. The Company structures its collaborations around specific targets, such as receptors and signaling molecules, rather than in specific therapeutic areas. This approach enables the Company to broadly exploit its drug discovery technologies, while retaining maximum flexibility in pursuing additional collaborations. In addition, the Company structures its collaborations so that while each collaborator has exclusive rights to particular molecular targets, the reagents, yeast strains and cell lines (without the molecular target) created as part of a collaboration are available to the Company and its other collaborators. This structure enables the Company to grant exclusivity to particular targets while retaining rights to improvements to its core technologies for use in its internal programs and collaborations with others. There can be no assurance, however, that the current collaborations will result in the development of drugs, any new collaboration will be established or, if a collaboration is established, it will be on terms favorable to the Company. Failure either to maintain its existing, or enter into any new, collaborations could limit the scope of the Company's drug discovery and development activities, particularly if alternative sources of funding are unavailable. Such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's existing collaborations are as follows:

     The Bristol-Myers Squibb Collaboration

     In July 1994, the Company and Bristol-Myers Squibb entered into a three-year drug discovery collaboration. In January 1997, Bristol-Myers Squibb exercised its option to extend the collaboration for an additional two years. In addition, Bristol-Myers Squibb expanded the collaboration to include certain targets proprietary to the Company. Currently, the collaboration focuses on certain G protein-coupled receptors whose functions are known, certain orphan receptors and certain other molecular targets as targets for drug discovery in a variety of therapeutic areas. These therapeutic areas include cardiovascular disease, acute inflammation, central nervous system disorders, obesity and diabetes. Bristol-Myers Squibb's use of the Company's yeast-based technologies has resulted in the identification of potential lead compounds in the areas of central nervous system and inflammatory disorders. These lead compounds are directed at sleep disorders and both acute and chronic inflammation. Other programs with Bristol-Myers Squibb include those relating to cardiovascular and metabolic diseases. The collaboration has also resulted in the identification of a ligand for an orphan receptor that acts on human cells in vitro and that has been delivered to Bristol-Myers Squibb for further evaluation in animal models.


     During the term of the research program, Bristol-Myers Squibb is required to provide the Company with research funding of up to $4.0 million each year, adjusted for inflation commencing in July 1997. From July 1994 through February 28, 1997, Bristol-Myers Squibb paid the Company approximately $10.4 million in research funding. Bristol-Myers Squibb is required to make payments to the Company upon the achievement by Bristol-Myers Squibb of certain drug development milestones and to pay the Company royalties on the sale of any drugs developed as a result of the research program or through the use of the Company's drug discovery technologies. The research program expires in July 1999 and it cannot be terminated by Bristol-Myers Squibb unless the Company breaches a material obligation and does not cure such breach for a period of 60 days after receiving notice.

     Bristol-Myers Squibb purchased $12.5 million of the Company's Series B Preferred Stock in July 1994, an additional $5.0 million of such Series B Preferred Stock in September 1995 upon the Company achieving a research milestone and $2.5 million of the Company's Common Stock in the Company's initial public offering in July 1996. All such shares of Series B Preferred Stock were converted into shares of Common Stock on July 22, 1996. Bristol-Myers Squibb has certain registration rights with respect to the shares of Common Stock issued to it upon such conversion.

     The Solvay Duphar Collaboration

     In November 1995, the Company and Solvay Duphar (an indirect wholly-owned subsidiary of Solvay S.A.) entered into a drug discovery collaboration. The collaboration focuses on certain G protein-coupled receptors whose functions are known, certain orphan receptors and certain other molecular targets as targets for drug discovery in a variety of therapeutic areas. These therapeutic areas include cardiovascular disease, central nervous system disorders, gynecological diseases and gastrointestinal indications. The Company is in the initial phase of this collaboration and is cloning, identifying and confirming targets related to these therapeutic areas.

     During the term of the research program, which expires in December 2000, Solvay Duphar is required to provide the Company with research funding of up to $2.5 million each year, adjusted for inflation. From November 1995 through February 28, 1997, Solvay Duphar paid the Company approximately $3.6 million in research funding. Solvay Duphar is required to make payments to the Company upon the achievement by Solvay Duphar of certain drug development milestones and to pay the Company royalties on the sale of drugs developed through the use of the Company's drug discovery technologies.

     The term of the research program may be extended by Solvay Duphar for between two and five years by notice to the Company given at least two years (and in some circumstances at least 18 months) prior to January 2001. Solvay Duphar has the right under certain circumstances to terminate the program after

July 1998, if the Company fails to meet certain minimum performance objectives in connection with the conduct of the research program. In the event of such termination, Solvay Duphar has no further obligation to provide the Company with funding for the research program. There can be no assurance that the Company will be able to meet the minimum performance objectives or that the collaboration with Solvay Duphar will be extended or if extended, that such collaboration will result in the development of any drugs.

     The Company has reserved the right to use certain hybrid yeast cells that are part of the research program for its own benefit in the discovery of drugs relating to cancer, autoimmune, allergic and inflammatory diseases, with certain specific exclusions. The Company is required to make payments to Solvay Duphar upon the achievement by the Company of certain drug development milestones and to pay Solvay Duphar royalties on the sale of such drugs.

     Physica B.V., an indirect wholly-owned subsidiary of Solvay S.A. (the "Solvay Subsidiary"), purchased $10.0 million of the Company's Series B Preferred Stock in November 1995 and $5.0 million of the Company's Common Stock in the Company's initial public offering in July 1996. All such shares of Series B Preferred Stock were converted into shares of Common Stock on July 22, 1996. The Solvay Subsidiary has certain registration rights with respect to the shares of Common Stock issued to it upon such conversion.

     The SmithKline Beecham Collaboration

     In February 1997, the Company entered into a research collaboration and license agreement with SmithKline Beecham. During the term of the research collaboration, which expires in February 2002, the Company will seek to identify ligands and to elucidate the function of orphan G protein-coupled receptors included within the collaboration and create high-throughput screens to discover small molecule agonists and antagonists to these receptors.

     During the term of the research collaboration, SmithKline Beecham is required to provide the Company with research funding of $3.0 million each year, adjusted for inflation, and certain other payments, including a $2.0 million payment in February 1998. SmithKline Beecham is also required to make payments to the Company upon the achievement of certain research milestones and upon the achievement by SmithKline Beecham of certain drug development milestones. SmithKline Beecham is also required to pay the Company royalties on the sale of drugs developed through the use of the Company's drug discovery technologies. The Company has co-promotion rights in North America for certain products that may result from the collaboration and rights to certain potential products that SmithKline Beecham may choose not to develop.

     SmithKline Beecham has the right to extend the term of the research collaboration for between two and five years by notice to the Company given prior to February 25, 2001. SmithKline Beecham has the right to terminate the research collaboration after February 25, 1999 (or later under certain circumstances) ("Evaluation Date") if (i) the Company fails to meet certain scientific objectives in connection with the conduct of the research collaboration or (ii) fails to perform its obligations in the conduct of the research collaboration in any material respect and does not cure such failure within a period of 60 days after receiving notice thereof. In the event of such termination, SmithKline Beecham has no further obligation to provide the Company with funding for the research collaboration.

     In February 1997, the Company and SmithKline Beecham Corporation entered into a stock purchase agreement pursuant to which the Company has the option to sell to SmithKline Beecham Corporation (i) shares of the Company's common stock having a then fair market value of $5.0 million during a 90-day period commencing on February 25, 1998 and (ii) shares of the Company's Common Stock having a then fair market value of $5.0 million, during a 90-day period commencing on the date certain scientific objectives are achieved (subject to the Company achieving such objectives prior to the Evaluation Date and meeting certain financial requirements). In addition, SmithKline Beecham Corporation has the right, at its option, to purchase up to $5.0 million worth of shares of the Company's Common Stock at 150% of then fair market value in lieu of making certain research milestone payments. The Company granted SmithKline Beecham Corporation certain registration rights with respect to shares of the Company's Common Stock which SmithKline Beecham Corporation may purchase pursuant to the stock purchase agreement.

Patents, Proprietary Technology and Trade Secrets

     The Company believes that patents and other proprietary rights are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. As of March 21, 1997, the Company was the exclusive worldwide licensee of two issued U.S. patents and a field exclusive worldwide licensee of another issued U.S. patent. In addition, as of such date, the Company had filed or held exclusive or field exclusive licenses to 51 U.S. patent applications, as well as related foreign patent applications.

     The Company seeks to protect its proprietary technology at every stage of development. The Company files patent applications which claim inventions arising from each of the various aspects of the Company's drug discovery and development process including: gene sequences encoding novel targets and ligands, amino acid sequences of protein targets, methods of treating a disease based on the Company's knowledge of how signaling molecules interact with one another and how this causes an abnormal condition, and specific chemical compositions that may be useful as therapeutics, as well as novel methods of manufacture. In addition, the Company files patent applications claiming its proprietary methodologies, such as drug discovery techniques, unless it believes that keeping an invention a trade secret is preferable. This approach may give the Company multiple opportunities of proprietary protection.


     The Company has obtained from Duke University an exclusive worldwide license to an issued U.S. patent and U.S. and international patent applications covering hybrid yeast cell technologies. In consideration for such license, the Company pays a minimum annual royalty and is required to make payments upon the achievement by the Company of certain drug development milestones and to pay royalties (net of minimum royalties) on the sale of drugs by the Company which were initially identified by the Company through the use of the licensed technology. In lieu of milestones and royalty payments on sales of drugs by sublicensees initially identified by sublicensees through the use of the licensed technology, the Company pays an annual fee (net of the minimum annual royalty) for each sublicense granted by it to such technology. This patent and these patent applications are directed to hybrid yeast cells engineered to express human G protein-coupled receptors and to methods of their use.

     The Company has also filed patent applications based on inventions by Cadus' scientists directed to hybrid yeast cells and yeast cells engineered to produce both peptide libraries and human proteins that can function in certain signal transduction pathways of the engineered yeast cell. These applications seek to protect aspects of the APEX and SSCL technologies. The Company has also filed patent applications directed to methods, constructs and reagents, including engineered cells, for discovering ligands to orphan receptors. Peptides, and mimetics thereof, which have been discovered using the SSCL technology are also covered in these patent applications both as compositions and for their therapeutic use.

     The Company is the exclusive worldwide licensee of an issued U.S. patent relating to an MEKK enzyme and U.S. and international patent applications in the field of signal transduction in human cells from National Jewish Center for Immunology and Respiratory Medicine. In consideration for such license, the Company pays an annual maintenance fee and is required to make payments upon the achievement by the Company of certain drug development milestones and to pay royalties (net of annual fees and milestone payments) on the sale of drugs by the Company whose utility was identified by the Company through the use of the licensed technology. In lieu of milestone and royalty payments on sales of drugs by sublicensees initially identified by sublicensees through the use of the licensed technology, the Company pays an annual fee (net of the annual maintenance fee) for each sublicense in effect. Certain of these patent applications are directed to novel genes and gene products and methods of their use, including as therapeutic targets in drug screening assays. Certain other patent applications are directed to certain small molecule agents and their uses in modulating cellular signal transduction, particularly as therapeutic agents.

     The Company has granted certain rights under several of its patents and patent applications relating to its yeast-based technologies to Bristol-Myers Squibb, Solvay Duphar and SmithKline Beecham.

     In addition to patent protection, the Company relies upon trade secrets, proprietary know-how and technological advances to develop and maintain its competitive position. To maintain the confidentiality of its trade secrets and proprietary information, the Company requires its employees, consultants and collaborative partners to execute confidentiality agreements upon the commencement of their relationships with the Company. In the case of employees and consultants, the agreements also provide that all inventions resulting from work performed by them while in the employ of the Company will be the exclusive property of the Company.

     Patent law as it relates to inventions in the biotechnology field is still evolving, and involves complex legal and factual questions for which legal principles are not firmly established. Accordingly, no predictions can be made regarding the breadth or enforceability of claims allowed in the patents that have been issued to the Company or its licensors or in patents that may be issued to the Company or its licensors in the future. Accordingly, no assurance can be given that the claims in such patents, either as initially allowed by the United States Patent and Trademark Office or any of its foreign counterparts or as may be subsequently interpreted by courts inside or outside the United States, will be sufficiently broad to protect the Company's proprietary rights, will be commercially valuable or will provide competitive advantages to the Company and its present or future collaborative partners or licensees. Further, there can be no assurance that patents will be granted with respect to any of the Company's pending patent applications or with respect to any patent applications filed by the Company in the future. There can be no assurance that any of the Company's issued or licensed patents would ultimately be held valid or that efforts to defend any of its patents, trade secrets, know-how or other intellectual property rights would be successful.

     The field of gene discovery has become intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents covering their gene discoveries. Some of these applications or patents may be competitive with the Company's applications or conflict in certain respects with claims made under the Company's applications. Moreover, because patent applications in the United States are maintained in secrecy until patents issue, because patent applications in certain other countries generally are not published until more than eighteen months after they are filed and because publication of technological developments in the scientific or patent literature often lags behind the date of such developments, the Company cannot be certain that it was the first to invent the subject matter covered by its patents or patent applications or that it was the first to file patent applications for such inventions. If an issue regarding priority of inventions were to arise with respect to any of the patents or patent applications of the Company or its licensors, the Company might have to participate in litigation or interference proceedings declared by the United States Patent and Trademark Office or similar agencies in other countries to determine priority of invention. Any such participation could result in substantial cost to the Company, even if the eventual outcome were favorable to the Company.


     In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company or its licensors, to protect trade secrets, know-how or other intellectual property rights owned by the Company, or to determine the scope and validity of the proprietary rights of third parties. Such litigation could result in substantial costs to and diversion of resources by the Company. An adverse outcome in any such litigation or proceeding could subject the Company to significant liabilities, require the Company to cease using the subject technology or require the Company to license the subject technology from the third party, all of which could have a material adverse effect on the Company's business, financial condition and results of operations. If any licenses are required, there can be no assurance that the Company will be able to obtain any such license on commercially favorable terms, if at all, and if these licenses are not obtained, the Company might be prevented from using certain of its technologies. The Company's failure to obtain a license to any technology that it may require to continue its drug discovery efforts may have a material adverse effect on the Company's business, financial condition and results of operations.

     In July 1996, SIBIA Neurosciences, Inc. ("SIBIA") commenced a patent infringement action against the Company alleging infringement by the Company of a patent relating to an aspect of drug screening techniques used, seeking injunctive relief and monetary damages. The Company has filed an Answer and Counterclaim, claiming that the patent is not infringed and is invalid and unenforceable, seeking a declaratory judgment of patent invalidity, unenforceability and noninfringement and claiming intentional and tortious interference by SIBIA with the Company's initial public offering. The Company believes, based on advice of counsel, that none of its operations infringes any valid claim of the patent and intends to vigorously defend the action and pursue its counterclaims against SIBIA. The Company also believes that if its operations were found to infringe any valid claim of the patent, the Company has adequate technical alternatives that would not infringe this patent. If injunctive relief is granted, certain aspects of the drug discovery and development efforts of the Company and its collaborative partners could be delayed. If monetary damages are awarded, the business, financial condition and results of operations of the Company could be materially adversely affected. The costs of and the diversion of Company resources associated with infringement litigation could have a material adverse effect on the business, financial condition and results of operations of the Company.

Competition

     The biotechnology and pharmaceutical industries are intensely competitive. Many companies, including large, multinational biotechnology and pharmaceutical companies, are actively engaged in drug discovery similar to that of the Company. The Company's technology platform consists principally of genetically engineered yeast cells and certain signal transduction technologies, which it utilizes to determine the biological function of orphan receptors and signaling molecules. The Company is aware of other companies, such as American Home Products Corporation and Glaxo Wellcome, Plc, that may use yeast as a drug discovery medium, other companies, such as Merck & Co., Inc., that may be engaged in efforts to determine the biological function of orphan receptors, and other companies such as Novartis A.G. and Pfizer Inc. that may be engaged in research and development efforts relating to signal transduction. In addition, there are several smaller companies pursuing these areas of research. Furthermore, many companies have potential drugs in various stages of development to treat asthma and small-cell lung carcinoma, two diseases targeted by the Company in its proprietary research programs. Many of the Company's competitors have greater financial and human resources, and more experience in research and development, preclinical and clinical testing, obtaining regulatory approvals, manufacturing and marketing than the Company. There can be no assurance that competitors of the Company will not develop competing drug discovery technologies or drugs that are more effective than those developed by the Company and its collaborative partners or obtain regulatory approvals of their drugs more rapidly than the Company and its collaborative partners, thereby rendering the Company's and its collaborative partners' drug discovery technologies and/or drugs obsolete or noncompetitive. Moreover, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's or its collaborative partners' ability to use the Company's drug discovery technologies or commercialize drugs, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that some of the Company's collaborative partners will not develop independently or with third parties drugs that could compete with drugs of the types covered by the collaboration or otherwise being developed by the Company. Furthermore, there is intense competition for access to libraries of compounds to use for screening and any inability of the Company to maintain access to sufficiently broad libraries of compounds for screening potential targets would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also expects to encounter significant competition with respect to any drugs that may be developed using its technologies. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their drugs before their competitors may achieve a significant competitive advantage. In order to compete successfully, the Company's goal is to obtain patent protection for its gene discoveries and drug discovery technologies and to make these technologies available to pharmaceutical companies through collaborative and licensing arrangements for use in discovering drugs. There can be no assurance, however, that the Company will obtain patents covering its technologies that protect it against competitors. Moreover, there can be no assurance that the Company's competitors will not succeed in developing technologies that circumvent the Company's technologies or that such competitors will not succeed in developing technologies and drugs that are more effective than those developed by the Company and its collaborative partners or that would render technology or drugs of the Company and its collaborators less competitive or obsolete.

Government Regulation

     The development, manufacturing and marketing of drugs developed through the use of the Company's technologies are subject to regulation by numerous governmental agencies in the United States and in other countries. To date, none of the Company's technologies has resulted in any clinical drug candidates. The FDA and comparable regulatory agencies in other countries impose mandatory procedures and standards for the conduct of certain preclinical testing and clinical trials and the production and marketing of drugs for human therapeutic use. Product development and approval of a new drug are likely to take a number of years and involve the expenditure of substantial resources.

     The steps required by the FDA before new drugs may be marketed in the United States include:(i) preclinical studies; (ii) the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug (an "IND"); (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for its intended use; (iv) submission to the FDA of a new drug application (an "NDA"); and (v) review and approval of the NDA by the FDA before the drug may be shipped or sold commercially.

     In the United States, preclinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Laboratories involved in preclinical testing must comply with FDA regulations regarding Good Laboratory Practices. Preclinical testing results are submitted to the FDA as part of the IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in the commencement of human clinical trials.

     Clinical trials, which involve the administration of the investigational drug to healthy volunteers or to patients under the supervision of a qualified principal investigator, are typically conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board (the "IRB") at the institution where the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Compounds must be formulated according to the FDA's Good Manufacturing Practices ("GMP").

     Phase I clinical trials represent the initial administration of the investigational drug to a small group of healthy human subjects or, more rarely,

to a group of selected patients with the targeted disease or disorder. The goal of Phase I clinical trials is typically to test for safety (adverse effects), dose tolerance, absorption, bio-distribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.

     Phase II clinical trials involve a small sample of the actual intended patient population and seek to assess the efficacy of the drug for specific targeted indications, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects.

     Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase III clinical trials are initiated to establish further clinical safety and efficacy of the investigational drug in a broader sample of the general patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for all physician labeling. The results of the research and product development, manufacturing, preclinical testing, clinical trials and related information are submitted to the FDA in the form of an NDA for approval of the marketing and shipment of the drug.

     Timetables for the various phases of clinical trials and NDA approval cannot be predicted with any certainty. The Company, its collaborative partners or the FDA may suspend clinical trials at any time if it is believed that individuals participating in such trials are being exposed to unacceptable health risks. Even assuming that clinical trials are completed and that an NDA is submitted to the FDA, there can be no assurance that the NDA will be reviewed by the FDA in a timely manner or that once reviewed, the NDA will be approved. The approval process is affected by a number of factors, including the severity of the targeted indications, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, or may require additional testing or information with respect to the investigational drug. Even if initial FDA approval is obtained, further studies, including post-market studies, may be required in order to provide additional data on safety and will be required in order to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. The FDA will also require post-market reporting and may require surveillance programs to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the drug. Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling, an NDA supplement may be required to be submitted to the FDA.

     Each manufacturing establishment for new drugs is also required to receive some form of approval by the FDA. Among the conditions for such approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to GMP, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, are also subject to inspections by or under the authority of the FDA and may be subject to inspections by foreign and other Federal, state or local agencies.

     There can be no assurance that the regulatory framework described above will not change or that additional regulations will not arise that may affect approval of or delay an IND or an NDA. The Company has no preclinical or clinical development expertise and intends to rely on its collaborative partners and third party clinical research organizations to design and conduct most of such activities if required. Moreover, because the Company's present collaborative partners are, and it is expected that the Company's future collaborative partners will be, responsible for preclinical testing, clinical trials, regulatory approvals, manufacturing and commercialization of drugs, the ability to obtain and the timing of regulatory approvals are not within the control of the Company.

     Prior to the commencement of marketing a product in other countries, regulatory approval in such countries is required, whether or not FDA approval has been obtained for such product. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than the time required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country has its own procedures and requirements.

     The Company is also subject to regulation under other Federal laws and regulation under state and local laws, including laws relating to occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control. Although the Company believes that its safety procedures for handling and disposing of radioactive compounds and other hazardous materials used in its research and development activities comply with the standards prescribed by Federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any such accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

Manufacturing

     The Company has no manufacturing facilities and intends to rely on its collaborative partners and contract manufacturers to produce the materials required for preclinical and clinical development purposes. If the Company were unable to contract for these services on acceptable terms, or if it should encounter delays or difficulties in its relationships with such providers, the Company's product development would be delayed, which could have a material adverse effect on the Company's business, financial condition and results of operations.


Scientific Consultants

     The Company has consulting arrangements with a number of leading academic scientists. The consultants routinely attend project meetings and are available to the scientific staff and management of the Company. Most of the Company's consultants are paid for their services on a per diem basis and are reimbursed for their travel expenses and other expenses incurred at the request of the Company pursuant to the terms of their consulting arrangements with the Company. Certain other consultants are paid fixed fees for their services on a monthly or quarterly basis. Several of the Company's consultants serve on the Company's Scientific Advisory Board. None of the consultants is an employee of the Company. Most of the consultants have other commitments to, or consulting or advisory contracts with, their employers and other institutions.

     The Company is highly dependent on three consultants, Dr. James R. Broach, Dr. John C. Cambier and Dr. Gary L. Johnson, in the conduct of its research programs. Dr. Broach is the Director of Research, Dr. Cambier is the Director of Immunology and Dr. Johnson is the Director of Cell Biology at the Company. In December 1995, the Company granted Dr. Broach an option outside of its 1993 Stock Option Plan, as amended (the "1993 Stock Option Plan"), to purchase 141,667 shares of Common Stock. Such option vested in July 1996. In November 1994, the Company granted to each of Dr. Cambier and Dr. Johnson an option, outside of the 1993 Stock Option Plan, to purchase 166,667 shares of Common Stock. Each such option vests in equal annual installments of 41,667 shares over four years commencing March 11, 1996. The consulting agreement with Dr. Broach contains an exclusivity provision that restricts him from providing service to a competitor of the Company, without the Company's consent. The consulting agreements with Drs. Cambier and Johnson contain exclusivity provisions that restrict them from providing service to any pharmaceutical or other biotechnology company, without the Company's consent.

Scientific Advisory Board

         The Company has assembled a Scientific Advisory Board (the "SAB") presently comprised of eight individuals (the "Scientific Advisors") who are leaders in the fields of drug discovery, molecular biology, yeast biology, immunology, oncology and pharmacology.

     Members of the SAB review the Company's research, development and operating activities and are available for consultation with the Company's management and staff relating to their respective areas of expertise. The SAB holds regular meetings. Several of the individual Scientific Advisors meet more frequently, on an individual basis, with the Company's management and staff to discuss the Company's ongoing research and development projects. The Scientific Advisors are reimbursed for their expenses in connection with their service. In addition, the Scientific Advisors own Common Stock or hold options to purchase Common Stock. The Scientific Advisors are expected to devote only a small portion of their time to the business of the Company.

     The Scientific Advisors are all employed by entities other than the Company. Each Scientific Advisor has entered into a consulting agreement with the Company that contains confidentiality and non-disclosure provisions that prohibit the disclosure of confidential information to anyone outside the Company. Such consulting agreement also provides that all inventions, discoveries or other intellectual property that come to the attention of or are discovered by the Scientific Advisor while performing services under a consulting agreement with the Company will be assigned to the Company. The current members of the SAB are as follows:

     Thomas F. Deuel, M.D., Chairman of the Scientific Advisory Board, is the Director of the Division of Growth Regulation at Beth Israel Hospital and Professor of Medicine at Harvard University. He is widely known for his work in cell growth and development and is an international expert on the biology of platelet derived growth factor and transforming growth factor beta. He conducted post-doctoral training at Harvard Medical School and the NIH and completed his M.D. at Columbia University's College of Physicians and Surgeons.

     Norman R. Klinman, M.D., Ph.D. is a member of the Department of Immunology in the Research Institute of Scripps Clinic and an Adjunct Professor in the Department of Biology of the University of California at San Diego. Previously he served as Professor of Pathology and Microbiology in the School of Medicine at the University of Pennsylvania. He is widely known for his work on immunoregulation, humoral immunity and B cell maturation, and repertoire expression. Dr. Klinman has had numerous editorial appointments. He received his Ph.D. from the University of Pennsylvania and his M.D. from Jefferson Medical College.

     Arnold J. Levine, Ph.D., a scientific founder of the Company, is Chairman and Weiss Professor in Life Sciences of the Department of Molecular Biology at Princeton University. Dr. Levine, a member of the National Academy of Sciences and the Institute of Medicine, is a world-renowned expert in the biology of tumor suppressor genes and oncogenes. He is noted for his fundamental research on the function of the p53 gene, implicated in a wide variety of human cancers. Dr. Levine is the recipient of many honors, including the Bristol-Myers Squibb Award for Distinguished Achievement in Cancer Research, and is a member of a number of scientific advisory boards including the Memorial Sloan Kettering Cancer Center and the Howard Hughes Medical Institute. He received his Ph.D. from the University of Pennsylvania.

     Eva J. Neer, M.D., is a Professor of Medicine (Biochemistry), and an Associate Master, Cannon Society at Harvard Medical School and Senior Biochemist in the Department of Medicine at Brigham and Women's Hospital. Dr. Neer is best known for her studies on the structure and function of the heterotrimeric G proteins. She has served as Chairman of the Board of Scientific Counselors of the Division of Intramural Research and as Chairman of the Board of the Publication Committee for ASBMB. She serves on multiple editorial boards and has been the recipient of numerous scientific awards. Dr. Neer had post-doctoral training at Yale University and Harvard University and received her M.D. at Columbia University's College of Physicians and Surgeons.

     Elliot M. Ross, Ph.D. is a Professor of Pharmacology at the University of Texas Southwestern Medical Center. Dr. Ross' research focuses on G protein-mediated signal transduction, where he is best known for direct biochemical studies of the mechanisms whereby receptors regulate G protein activation. His other interests include the structure of G protein-coupled receptors, the action of GTPase-activating proteins in G protein signaling pathways and the impact of the membrane environment on regulatory interactions among proteins. He received his Ph.D. in Biochemistry from Cornell University.

     Thomas E. Shenk, Ph.D., a scientific founder of the Company, became a member of the SAB in December 1996. From the Company's inception to December 1996, Dr. Shenk was a director of the Company. In 1996 he was elected to the U.S. National Academy of Science. Dr. Shenk has been a Professor of Molecular Biology at Princeton University since 1984. He is currently endowed Professor of Molecular Biology at Princeton University, an American Cancer Society professor and Investigator for the Howard Hughes Medical Institute. He also serves as a Director of Somatix Therapy Corporation, a public biotechnology company. Dr. Shenk conducted post-doctoral research at Stanford University and holds a Ph.D. in Virology from Rutgers University and received his B.S. from the University of Detroit.

     Jeremy W. Thorner, Ph.D. holds the William V. Power Endowed Chair in Biology and is a Professor in the Department of Molecular and Cell Biology at the University of California at Berkeley. He is coauthor, with R.J. Lefkowitz, of the seminal paper published in Science in 1990 that forms the basis of the initial yeast-related drug discovery technology within the Company. His research interests include the structure and function of peptide ligands, receptors and other components of signal transduction pathways and their role in the biology of saccharomyces cerevisiae (bakers yeast). Dr. Thorner is the Program Director for an NIH Training Grant in Cellular and Molecular Science. He conducted post-doctoral research at Stanford University School of Medicine and received his Ph.D. in Biochemistry from Harvard University.

Employees

     As of March 21, 1997, the Company had 86 full-time employees, 31 of whom hold Ph.D. or M.D. degrees. Of the Company's full-time employees, 64 are engaged directly in scientific research and 22 are engaged in general and administrative functions. The Company's scientific staff members have diversified experience and expertise in a wide variety of disciplines, including molecular and cell biology, biochemistry, molecular pharmacology and chemistry.

     All employees have entered into agreements with the Company pursuant to which they are prohibited from disclosing to third parties the Company's proprietary information and they are obligated to assign to the Company all rights to inventions made by them during their employment with the Company. See "--Patents, Proprietary Technology and Trade Secrets."

     The Company's employees are not covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is good.

Item 2.  Properties.

     The Company currently subleases approximately 25,776 square feet of laboratory and office space at 777 Old Saw Mill River Road in Tarrytown, New York, under an agreement expiring at the end of December 1997. The Company has the option to lease such facilities for a five-year period commencing January 1, 1998, and a further option to renew such lease for a five-year period commencing January 1, 2003. The Company also subleases 3,510 square feet of laboratory and office facilities at the Colorado Bio/Medical Venture Center in Lakewood, Colorado, under an agreement which expired on March 9, 1997. The Company is currently a month-to-month tenant but has received a letter from the landlord of the Colorado facility agreeing to extend the term of the sublease. The Company plans to expand its facilities to accommodate additional staff and increased research activities as it expands its proprietary research, drug discovery and drug development activities and its activities with collaborative partners.

Item 3.  Legal Proceedings.

     The Company is not a party to any material legal proceedings other than SIBIA Neurosciences, Inc. v. Cadus Pharmaceutical Corporation. SIBIA commenced an action on July 9, 1996 in the United States District Court for the Southern District of California alleging infringement by the Company of a patent relating to an aspect of drug screening techniques and seeking injunctive relief and monetary damages. On August 1, 1996, the Company filed an Answer and Counterclaim claiming that the patent is not infringed and is invalid and unenforceable, seeking a declaratory judgment of patent invalidity, unenforceability and noninfringement, and claiming intentional and tortious interference by SIBIA with the Company's initial public offering. The Company intends to vigorously defend against the claims made by SIBIA and to pursue its counterclaims against SIBIA.

Item 4.  Submission to a Vote of Security Holders.

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     (a) The Company's common stock, $.01 par value per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol KDUS. The stock prices listed below represent the high and low bid prices of the Common Stock for each fiscal quarter since the Company's July 17, 1996 initial public offering, as reported by the Nasdaq National Market.

         Fiscal Year 1996                                 High           Low

         Third quarter ended September 30, 1996
                  (July 17, 1996 - September 30, 1996)    $8 1/4        $5 1/2

         Fourth quarter ended December 31, 1996           $9 3/8        $ 6

     (b) As of March 21, 1997, there were approximately 123 holders of record of the Company's Common Stock.

     (c) The Company has not declared or paid any cash dividends on its Common Stock during the past two fiscal years and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings for the growth of and for use in its business.

     Recent Sales of Unregistered Securities.

     Within the past three years, the Company has issued and sold the following securities that were not registered under the Securities Act of 1933, as amended (the "Act"), in each case in reliance on an exemption from required registration pursuant to Section 3(b) or 4(2) of the Act:

     (1) In July 1994, the Company issued an aggregate of 3,571,429 shares of Series B Preferred Stock to Bristol-Myers Squibb at a price of $3.50 per share. The 3,571,429 shares of Series B Preferred Stock were converted into 1,264,199 shares of Common Stock concurrently with the closing of the Company's initial public offering in July 1996.

     (2) In August and September 1995, the Company issued an aggregate of 1,250,000 shares of Series B Preferred Stock at a price of $4.00 per share to Bristol-Myers Squibb. The 1,250,000 shares of Series B Preferred Stock were converted into 442,474 shares of Common Stock concurrently with the closing of the Company's initial public offering in July 1996.

     (3) In September 1995, the Board of Directors granted to each director then in office a 30- day option to purchase 8,334 shares of Common Stock at an exercise price of $2.25 per share. In October 1995, six directors exercised their options and purchased an aggregate of 50,004 shares of Common Stock at $2.25 per share.

     (4) In November 1995, the Company issued 2,500,000 shares of Series B Preferred Stock at a price of $4.00 per share to Physica B.V. The 2,500,000 shares of Series B Preferred Stock were converted into 884,942 shares of Common Stock concurrently with the closing of the Company's initial public offering in July 1996.

     (5) From March 21, 1994 to May 10, 1996, the Company granted options to acquire 240,350 shares of the Company's Common Stock to employees, officers and consultants of the Company pursuant to the Company's 1993 Stock Option Plan. In general, such options are exercisable at a price equal to the fair market value of a share of Common Stock on the date of grant, as determined in good faith by the Board of Directors, have a ten-year term and vest or have vested over four-year periods at various rates.

     (6) From March 21, 1994 to March 21, 1997, options to acquire 65,086 shares of the Company's Common Stock granted pursuant to the Company's 1993 Stock Option Plan were exercised. The exercise price of such options ranged from $1.37 to $3.51.

     (7) From May 10, 1996 to March 21, 1997, the Company granted options to acquire 669,864 shares of the Company's Common Stock to employees, officers and consultants pursuant to the Company's 1996 Incentive Plan. In general such options are exercisable at a price equal to the fair market value of a share of Common Stock on the date of grant, have a ten-year term and vest over four-year periods at various rates.

     (8) From March 21, 1994 to March 21, 1997, the Company granted options to acquire 646,301 shares of the Company's Common Stock to employees, officers and consultants pursuant to individual stock option agreements. In general, such options are exercisable at a price equal to the fair market value of a share of Common Stock on the date of grant, have a ten-year term and vest over four-year periods at various rates.

     (9) In November 1996, the Company granted options to acquire 120,000 shares of the Company's Common Stock to certain directors pursuant to individual stock option agreements. The exercise price of such options is $6.75. Such options have a ten-year term and vest over four years in equal annual installments.

     (10) From March 21, 1994 to March 21, 1997, options to acquire 1,500 shares of the Company's Common Stock granted pursuant to individual stock option agreements had been exercised. The exercise price of such options was $3.60.

Item 6.  Selected Financial Data.

     The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included elsewhere in this Report.

                                                                                                        January 23,     January 23,

                                                                                                      1992 (date of   1992 (date of
                                                                                                      inception) to    inception) to
                                                                                                       December 31,    December 31,
                                                             Year Ended December 31,                       1992            1996
                                                             -----------------------                       ----            ----

                                                1996            1995          1994         1993
                                                ----            ----          ----         ----
Statement of Operations Data:                                       (in thousands, except per share data)
Revenues..............................          $6,500         $4,418        $1,355         $  -           $  -          $12,272
Operating costs and expenses:
   Research and development...........           8,283          5,383         2,246        1,645            753           18,311
   General and administrative.........           2,315          1,376           937          550            214            5,391
                                                ------         ------      --------         ----            ---           ------
Total operating costs and
    expenses..........................          10,598          6,759         3,183        2,195            967           23,702

Operating loss........................          (4,098)        (2,341)       (1,828)      (2,195)          (967)         (11,430)
Net loss (1)..........................         $(2,441)       $(1,482)      $(1,393)     $(2,148)         $(967)         $(8,431)
                                              ========        ========      ========     =======          ======         ========
Net loss per share (2)................           $(.39)         $(.16)
                                                ======         ======
Weighted average shares
     outstanding (2)..................       6,280,917      9,132,577


                                                                    December 31,
                                             1996           1995           1994            1993           1992
                                             ----           ----           ----            ----           ----
Balance Sheet Data:                                                (in thousands)
Cash and cash equivalents...........        $43,153        $25,683        $14,406         $3,568            $ 4
Total assets........................         47,287         30,725         15,740          3,962            113
Short-term debt.....................             13          2,397            203              6              -
Long-term debt......................            166             29             46             12              -
Deficit accumulated during the              (8,431)        (5,991)        (4,508)        (3,115)          (967)
    development stage...............
Stockholders' equity (deficit)......         45,181         27,723         14,534          3,491          (963)

----------
(1) The net loss of $1.4 million for the year ended December 31, 1994 includes an extraordinary gain of approximately $159,000 from the early extinguishment of a debt obligation.

(2)  Computed as described in Note 2 of Notes to Financial Statements.

The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Overview

     The Company was incorporated in 1992 and has devoted substantially all of its resources to the development and application of novel yeast-based and signal transduction drug discovery technologies. To date, all of the Company's revenues have resulted from research funding provided by its collaborative partners.

     The Company has incurred operating losses in each year since its inception, including net losses of approximately $2.4 million during the year ended December 31, 1996. At December 31, 1996, the Company had an accumulated deficit of approximately $8.4 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. The Company expects to incur substantial additional operating losses over the next several years as a result of increases in its expenses for research and product development.

Results of Operations

     Years Ended December 31, 1996 and 1995

     Revenues

     Revenues for 1996 increased to $6.5 million from $4.4 million in 1995. This increase was attributable to the inclusion in 1996 of a full year of research funding from Solvay Duphar. The Solvay Duphar collaboration began in November 1995.

     Operating Expenses

     The Company's research and development expenses for 1996 increased to $8.3 million from $5.4 million in 1995. This increase was attributable primarily to an increase in staffing related to the research collaboration with Solvay Duphar and the Company's internal programs, including expansion of its chemistry capability, as well as expenses in connection with licenses from third parties and a full year of facilities expenses in connection with the Company's occupancy of its facility in Tarrytown, New York.

     General and administrative expenses for 1996 increased to $2.3 million from $1.4 million in 1995. This increase was attributable primarily to expenses in connection with the Company's ongoing litigation, the recruiting and hiring of management personnel, and the increases in professional fees and the Company's directors and officers liability insurance premiums resulting from the Company becoming a public company.

     Interest Income

     Net interest income for 1996 increased to $1.7 million from $903,000 in 1995. This increase related primarily to interest earned on the net proceeds from the sale of Series B Convertible Preferred Stock in September and November 1995 and from the sale of Common Stock in July and August 1996 pursuant to the Company's initial public offering, net of interest expense on a line of credit and bank loans.

     Net Loss

     The net loss for 1996 increased to $2.4 million from $1.5 million in 1995. The increase can be attributed to the increase in the operating expenses of the Company as described above, most of which was offset by increases in revenues and interest income.

     Years Ended December 31, 1995 and 1994

     Revenues

     Revenues for 1995 increased to $4.4 million from $1.4 million in 1994. This increase was attributable to receipt in 1995 of a full year of research funding from Bristol-Myers Squibb and the commencement in November 1995 of research funding from Solvay Duphar.

     Operating Expenses

     The Company's research and development expenses for 1995 increased to $5.4 million from $2.2 million in 1994. This increase was attributable primarily to an increase in staffing and laboratory supplies related to implementation of the research collaborations with Bristol-Myers Squibb and Solvay Duphar, and, to a lesser extent, to expenses related to facilities and equipment as a result of the Company's move to expanded facilities in December 1994.

     General and administrative expenses for 1995 increased to $1.4 million from $937,000 in 1994. This increase resulted primarily from an increase in staffing and facilities expenses related to the Company's expansion of its operations in conjunction with its relocation to its new facilities.

     Interest Income

     Net interest income for 1995 increased to $903,000 from $314,000 in 1994. This increase related primarily to interest earned on the net proceeds from the sale of Series B Preferred Stock in July 1994, September 1995 and November 1995, net of interest expense on a line of credit and bank loans.

     Net Loss


     The net loss for 1995 increased to $1.5 million from $1.4 million in 1994. The 1994 loss of $1.4 million was net of an extraordinary gain from the early extinguishment of a debt obligation.

Liquidity and Capital Resources

     At December 31, 1996, the Company held cash and cash equivalents with a value of $43.2 million. The Company's working capital at December 31, 1996 was $41.5 million. The Company has funded operations through December 31, 1996 with sales of preferred stock and common stock totaling $51.9 million and payments from corporate collaborators totaling $13.3 million.

     In July 1996, the Company completed an initial public offering of 2,750,000 shares of Common Stock at $7.00 per share. The Company received proceeds, net of underwriting discounts, commissions and other initial public offering expenses, of $17,176,624.

     In August 1996, the Company sold an additional 412,500 shares of Common Stock at $7.00 per share pursuant to the exercise by the underwriters of an over-allotment option granted to them. The Company received proceeds, net of underwriting discounts and commissions, of $2,685,375.

     In September 1996, the Company repaid an outstanding line of credit balance of $2,380,000, which was secured by negotiable certificates of deposit. As a result of such repayment, these certificates of deposit are no longer considered restricted cash and are classified as cash equivalents on the balance sheet as of December 31, 1996.

     The Company has invested $4.4 million in property and equipment, including purchases aggregating to $1.6 million in 1996. The Company expects capital expenditures to increase over the next several years as it expands facilities to support the planned expansion of research and development efforts.

     The Company intends to increase its expenditures substantially over the next several years to enhance its technologies and pursue internal proprietary drug discovery programs. The Company believes that its existing capital resources, together with interest income and future payments due under its research collaborations, will be sufficient to support its current and projected funding requirements through the end of 2000. The Company's capital requirements may vary as a result of a number of factors, including the progress of its drug discovery programs, competitive and technological developments, the continuation of its existing collaborative agreements and the establishment of additional collaborative agreements, and the progress of the development efforts of the Company's corporate partners. The Company expects that it will require significant additional financing in the future, which it may seek to raise through public or private equity offerings, debt financings or additional corporate partnerships. No assurance can be given that such additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to the Company. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's stockholders. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is forward-looking information and, as such, actual results may vary.

     At December 31, 1996, the Company had tax net operating loss carryforwards of approximately $6.6 million and research and development credit carryforwards of approximately $571,000 which expire in years 2007 through 2012. The Company's ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986.

Item 8.  Financial Statements.

     The financial statements and notes thereto may be found following Item 14 of this report. For an index to the financial statements and supplementary data, see Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

     Information with respect to the executive officers, directors, key employees and consultants of the Company as of March 27, 1997 is set forth below:

Name                                               Age      Position
----                                               ---      --------

Jeremy M. Levin, D.Phil., MB.BCHIR                 43       Chief Executive Officer, President and Chairman of
                                                            the Board of Directors

David R. Webb, Ph.D.                               52       Vice President of Research and Chief Scientific
                                                            Officer

Philip N. Sussman                                  45       Vice President of Corporate Development


Arlindo L. Castelhano, Ph.D.                       43       Executive Director of Chemistry

James R. Broach, Ph.D.                             49       Director of Research

John C. Cambier, Ph.D.                             48       Director of Immunology

Gary L. Johnson, Ph.D.                             47       Director of Cell Biology

Algis Anilionis, Ph.D.                             46       Director of Intellectual Property

James S. Rielly                                    33       Director of Finance, Controller, Treasurer and
                                                            Secretary

Jennifer LaVin                                     31       Director of Corporate Communications & Business
                                                            Strategy

O. Prem Das                                        43       Director of Business Development

Carl C. Icahn                                      61       Director

Theodore Altman                                    55       Director

Harold First (1)(2)                                60       Director

Peter S. Liebert, M.D.                             61       Director

Robert J. Mitchell(2)                              50       Director

Lawrence D. Muschek, Ph.D.                         53       Director

Mark H. Rachesky, M.D.                             38       Director

Leon E. Rosenberg, M.D.                            64       Director

Nicole Vitullo                                     39       Director

Samuel D. Waksal, Ph.D. (2)                        49       Director

Jack G. Wasserman (1)                              60       Director

----------
(1)  Member of the Compensation Committee.

(2)  Member of the Audit Committee.

     Jeremy M. Levin, D.Phil., MB.BCHIR, Chief Executive Officer, President and Chairman of the Board of Directors, joined the Company in December 1992 as its

Chief Executive Officer and became a Director in January 1993. In May 1995, Dr. Levin became a Co-Chairman of the Board of Directors and in May 1996, Dr. Levin became Chairman of the Board of Directors of the Company. From December 1990 to December 1992, Dr. Levin was Vice President of Corporate Development for Genzyme Corp.'s majority-owned subsidiary, IG Laboratories, Inc., a public laboratory testing company. Prior to that Dr. Levin served in a number of positions at biotechnology companies and at major teaching hospitals in Europe. Dr. Levin is a member of the Board of Directors of Physiome Sciences, Inc., a private biotechnology company. Dr. Levin holds a D.Phil. in Molecular Biology from the University of Oxford and an MB. BCHIR from University of Cambridge.

     David R. Webb, Ph.D., Vice President of Research and Chief Scientific Officer, joined the Company in such capacities in July 1995. From January 1987 to July 1995, Dr. Webb was a Distinguished Scientist at Syntex Inc., a public pharmaceutical company, in the Department of Molecular Immunology. From April 1990 to January 1995, Dr. Webb was also Director of Syntex Inc.'s Institute of Immunology and Biological Sciences. Prior to that Dr. Webb was a member of the Department of Cell Biology at the Roche Institute of Molecular Biology. From January 1989 to the present, Dr. Webb has also been a Consulting Professor of Cancer Biology at Stanford University. Dr. Webb holds a Ph.D. in Microbiology from Rutgers University, an M.A. and a B.A. in Biology from California State University at Fullerton.

     Philip N. Sussman, Vice President of Corporate Development, joined the Company in such capacity in September 1993. From December 1990 to September 1993, Mr. Sussman was Director of Strategy and Business Development for the Pharmaceuticals Division of Ciba-Geigy Corporation, a public pharmaceutical company. Mr. Sussman holds an S.M. from the Sloan School of Management at the Massachusetts Institute of Technology and a B.S. from the State University of New York at Stony Brook.

     Arlindo L. Castelhano, Ph.D., has been Executive Director of Chemistry of the Company since June 1996 and Director of Chemistry from September 1995 to June 1996. He was a scientist at Syntex Inc., a public pharmaceutical company, from 1982 to 1995 and served as Principal Scientist from 1993 to 1995. He received his Ph.D. in Chemistry from McMaster University and his B.A. from University of Toronto.

     James R. Broach, Ph.D., a scientific founder of the Company and inventor of the Company's yeast-based drug discovery technology, has been Director of Research of the Company since its inception. He is and has been since 1984 a Professor at Princeton University in the Department of Molecular Biology. In 1984, Dr. Broach and his collaborators were the first ones to demonstrate that human genes could be successfully implanted into yeast cells. He received his Ph.D. in Biochemistry from University of California at Berkeley and his B.S. from Yale University.

     John C. Cambier, Ph.D., inventor of certain of the Company's signal transduction technologies, has been Director of Immunology of the Company since

November 1994. He is Chief of the Division of Basic Sciences in the Department of Pediatrics at the National Jewish Center for Immunology and Respiratory Medicine. Dr. Cambier is also Professor of Immunology at the University of Colorado Health Sciences Center. He is internationally known for his work on transmembrane signal transduction, especially antigen and immunoglobulin Fc receptors. Dr. Cambier conducted his postdoctoral training at the University of Texas Southwestern Medical School, completed his Ph.D. in Immunology and Virology at the University of Iowa, and received his B.S. from Southwest Missouri State University.

     Gary L. Johnson, Ph.D., inventor of certain of the Company's signal transduction technologies, has been Director of Cell Biology of the Company since November 1994. He is Director of the Program in Molecular Signal Transduction at the National Jewish Center for Immunology and Respiratory Medicine. He is also Professor of Pharmacology at the University of Colorado School of Medicine and a Senior Member of its Cancer Center where he serves on the executive board. Dr. Johnson's research focuses on receptor activation of G proteins and the integration of signal transduction pathways regulated by G proteins and tyrosine kinases. He received his Ph.D. in Pharmacology from the University of Colorado and his B.S. from California State University.

     Algis Anilionis, Ph.D., has been Director of Intellectual Property of the Company since November 1994. He was Patent Manager at Oncogene Science Inc., a public biotechnology company, from 1991 to 1994 and Manager of Molecular Biology and Genetics Research at Praxis Biologics, Inc. (now known as Lederle/Praxis, a division of American Home Products), a public vaccine manufacturer and research and development company, from 1986 to 1991. Dr. Anilionis has nine issued U.S. patents and four granted European patents. He is a registered Patent Agent. He received his Ph.D. in Molecular Biology from Edinburgh University and a B.A. Hons. degree from University of Oxford.

     James S. Rielly, Director of Finance, Controller, Treasurer and Secretary, joined the Company in September 1992 as its Controller, became its Treasurer and Secretary in September 1993 and became its Director of Finance in February 1996. From November 1989 to September 1992, Mr. Rielly was the Controller and Treasurer of Baring Brothers & Co., Inc., an investment banking firm. Mr. Rielly is a certified public accountant and holds a B.S.B.A. from Bucknell University.

     Jennifer LaVin, Director of Corporate Communications & Business Strategy, joined the Company in September 1996. From December 1992 to September 1996, Ms. LaVin was an equity analyst and Assistant Vice President at Merrill Lynch & Co., Inc. focusing on the pharmaceutical industry. Prior to that, she was an internal consultant and served in diversified research positions at biotechnology and pharmaceutical companies. Ms. LaVin received her MBA from Columbia Business School and her B.A. in Biochemistry from the University of Pennsylvania.

     O. Prem Das., Ph.D., Director of Business Development, joined the Company in September 1996. Dr. Das was President of Heartland BioTechnologies, Inc. from May 1995 to September 1996, and its Vice President from April 1994 to May 1995. From April 1994 to September 1996, he was also Director of Research at

Heartland. Prior to that, Dr. Das completed several postdoctoral fellowships in biochemistry, molecular biology and genetics at Rutgers University, the University of Minnesota and Georgetown University. Dr. Das received his Ph.D. from MIT, an M.Sc. from the Indian Institute of Technology and a B.Sc. from Loyola College, Madras University.

      Carl C. Icahn became a director of the Company in July 1993. He was a Co-Chairman of the Board of Directors from May 1995 to May 1996. Mr. Icahn has been Chairman of the Board and Chief Executive Officer of ACF Industries Inc., a privately-held railcar leasing and manufacturing company, since 1984, ACF Industries Holding Corp., a privately-held holding company for ACF Industries Inc. since August 1993, and, since 1968, Icahn & Co., Inc., a registered broker-dealer and until 1995 a member firm of the New York Stock Exchange, Inc. Since November 1990, Mr. Icahn has been Chief Executive Officer and Chairman of the Board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P, a public limited partnership that invests in real estate. From before 1990, Mr. Icahn has been Chief Executive Officer and Chairman of the Board of Starfire Holding Corporation, a privately-held holding company. From before 1991 to January 1993, Mr. Icahn was Chief Executive Officer and Chairman of the Board of Trans World Airlines, Inc., a public airline company. Mr. Icahn was the Chief Executive Officer and Chairman of the Board of Trans World Airlines, Inc. when it filed for reorganization under Chapter 11 of the United States Bankruptcy Code, as amended, in January 1992. Mr. Icahn received his B.A. from Princeton University.

     Theodore Altman became a director of the Company in May 1996. For the past five years, Mr. Altman has been a senior partner in the law firm of Gordon Altman Butowsky Weitzen Shalov & Wein, concentrating his areas of practice in securities law and litigation. Mr. Altman received a B.A. from Bucknell University and an LL.B. from New York University.

     Harold First became a director of the Company in April 1995. Mr. First has been since January 1993 an independent financial consultant. From December 1990 through January 1993, Mr. First served as Chief Financial Officer of Icahn Holding Corp., a privately-held holding company, and related entities. He has been a director of Trump Taj Mahal Realty Corp., a privately-held real estate company, from October 1991 until September 1996; a member of the Supervisory Board of Directors of Memorex Telex N.V., a public technology company, from February 1992 until February 1997; and a director of Tel-Save Holdings, Inc., a public long-distance telephone service company, since September 1995. Mr. First was a director of Trans World Airlines, Inc., a public airline company, from December 1990 through January 1993; a director of ACF Industries, Inc., a privately-held railcar leasing and manufacturing company, from February 1991 through December 1992; and Vice Chairman of the Board of Directors of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate from March 1991 through December 1992. Mr. First was a director of Trans World Airlines, Inc. when it filed for reorganization under

Chapter 11 of the United States Bankruptcy Code, as amended, in January 1992. He is a certified public accountant and holds a B.S. from Brooklyn College.

     Peter S. Liebert, M.D., became a director of the Company in April 1995. Dr. Liebert has been a pediatric surgeon in private practice since 1968 and is affiliated with Babies Hospital of Columbia Presbyterian. He is also Clinical Associate Professor of Surgery, College of Physicians and Surgeons, Columbia University. Dr. Liebert holds an M.D. from Harvard University Medical School and a B.A. from Princeton University.

     Robert J. Mitchell became a director of the Company in May 1996. Mr. Mitchell has been Senior Vice President-Finance of ACF Industries Inc. since March 1995 and was Treasurer of ACF Industries Inc. from December 1984 to March 1995. Mr. Mitchell has also served as President and Treasurer of ACF Industries Holdings Inc. since August 1993 and as Vice President, Liaison Officer of Icahn & Co., Inc. since November 1984. From 1987 to January 1993, Mr. Mitchell served as Treasurer of Trans World Airlines, Inc. and was the Treasurer of Trans World Airlines, Inc. when it filed for reorganization under Chapter 11 of the United States Bankruptcy Code, as amended, in January 1992. Mr. Mitchell has been a director of National Energy Group, Inc., a public company involved in the exploration of oil and gas reserves, since August 1996.

     Lawrence D. Muschek, Ph.D. became a director of the Company in February 1996. Dr. Muschek has been the Senior Vice President for Research and Development of the Human Health Division of Solvay S.A., a public Belgium chemical pharmaceutical company since 1994 and has worldwide responsibilities for research and development for Solvay S.A. From April 1990 to January 1994, Dr. Muschek served as the Senior Vice President for Research and Development of Solvay Pharmaceuticals, Inc. a public U.S. pharmaceutical subsidiary of Solvay S.A. Prior to joining Solvay Pharmaceuticals, Inc., Dr. Muschek spent 18 years in pharmaceutical research and development at Johnson & Johnson, a public manufacturer of health care products. Dr. Muschek conducted post-doctoral research in Pharmacology at Michigan State University and holds a Ph.D. in Biochemistry from Michigan State University and a B.Sc. from The Philadelphia College of Pharmacy and Science.

     Mark H. Rachesky, M.D. became a director of the Company in July 1993. Since June 1996, Dr. Rachesky has been the President of MHR Advisors LLC, the sole general partner of an investment partnership. From February 1990 until June 1996, Dr. Rachesky was employed by Icahn Holding Corporation where he initially served as a senior investment officer and, for the last three years, as Carl C. Icahn's chief investment advisor. Dr. Rachesky has been a director of Samsonite Corp., a public luggage manufacturing company, since June 1993 and a director of Culligan Water Technologies, Inc., a public water purification company, since its spin-off from Samsonite Corp. in December 1995. From November 1990 to June 1996, Dr. Rachesky served as a director and officer of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. From June 1987 to February 1990, Dr. Rachesky was employed by an affiliate of the Robert M. Bass Group, Inc., a privately-held financial company. Dr. Rachesky received an M.D. and an M.B.A. from Stanford University and his B.S. from the University of Pennsylvania.

     Leon E. Rosenberg, M.D., became a Director of the Company in March 1997. Dr. Rosenberg has been Senior Vice President, Scientific Affairs of Bristol-Myers Squibb Company since January 1997. From September 1991 to January 1997, Dr. Rosenberg was President of Bristol-Myers Squibb Pharmaceutical Research Institute. From July 1984 to September 1991, he served as Dean of the Yale University School of Medicine. Dr. Rosenberg currently serves on the Boards of Directors of Somatix Therapy Corporation, SEQ, Ltd., EntreMed, Inc., and Research!America. He received both his M.D. and his B.A. from the University of Wisconsin.

     Nicole Vitullo became a director of the Company in January 1997. Ms. Vitullo has been Senior Vice President of Rothschild International Asset Management since November 1996 and Vice President thereof from November 1992 until November 1996. From July 1991 to November 1992, Ms. Vitullo served as Director of Corporate Communications and Investor Relations at Cephalon, Inc., a public biotechnology company. From June 1979 to July 1991, she held various positions at Eastman Kodak, including Manager of Venture Capital Development of the Healthcare Group. Ms. Vitullo serves as a director of Cytel Corporation, Anergen, Inc. and Corvas International, public biotechnology companies. Ms. Vitullo received her MBA from the University of Rochester's William E. Simon School of Business and her B.S. in Mathematics/Statistics from the University of Rochester.

     Samuel D. Waksal, Ph.D., a founder of the Company, has been a director of the Company since its inception and was a Co-Chairman of the Board of Directors from May 1995 to May 1996. Dr. Waksal was Chief Executive Officer of the Company from June 1992 to December 1992 and was its Chairman of the Board of Directors from June 1992 to May 1995. Dr. Waksal has been the Chief Executive Officer and a director of ImClone Systems Incorporated, a public biotechnology company, since 1985. Dr. Waksal is a member of the Board of Directors of Somatix Therapy Corporation, a public biotechnology company. Dr. Waksal received his Ph.D. in Immunology from Ohio State University College of Medicine.

     Jack G. Wasserman became a director of the Company in May 1996. For the past five years, Mr. Wasserman has been a senior partner in Wasserman, Schneider & Babb, a New York law firm which concentrates its practice in legal matters relating to international trade. Mr. Wasserman is a director of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership. Mr. Wasserman received a B.A. from Adelphi University, a J.D. from Georgetown University and a Diploma from the Johns Hopkins University School of Advanced International Studies.

     Directors are elected by the stockholders of the Company at each annual meeting of stockholders and serve until the next annual meeting of stockholders and until their successors are elected and qualified or until their earlier removal or resignation.

     Dr. Rachesky has agreed to tender his resignation as a director of the Company if so requested by Mr. Icahn.

     The Board of Directors has (i) a Compensation Committee, consisting of Messrs. First and Wasserman, which makes recommendations regarding salaries and incentive compensation for employees of and consultants to the Company and which administers the 1993 Stock Option Plan and the 1996 Incentive Plan and (ii) an Audit Committee, consisting of Messrs. First and Mitchell and Dr. Waksal, which oversees actions taken by the Company's independent auditors and reviews the Company's internal accounting controls.

     In September 1995, the Board of Directors granted to each director then in office a 30-day option to purchase 8,334 shares of Common Stock at an exercise price of $2.25 per share. In October 1995, each of Harold First, Carl C. Icahn, Peter S. Liebert, Mark H. Rachesky, Thomas E. Shenk, then a director of the Company, and Samuel D. Waksal exercised his option and purchased 8,334 shares of Common Stock at $2.25 per share. In November 1996, the Compensation Committee granted to each of the non-employee directors then in office, other than Dr. Muschek, an option to purchase 12,000 shares of Common Stock at an exercise price of $6.75 per share. Each stock option is exercisable in four cumulative annual installments of 3,000 shares commencing in November 1997 and expires in November 2006. In February 1997, the shares issuable upon the exercise of such options were registered on the Company's registration statement on Form S-8.

     The non-employee directors receive $1,000 for each meeting of the Board of Directors attended and $500 for each meeting of a committee of the Board of Directors attended.

Item 11.  Executive Compensation.

     The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered to the Company in all capacities for the fiscal years ended December 31, 1996, 1995 and 1994, by its Chief Executive Officer and each of the Company's other executive officers whose total salary and bonus exceeded $100,000 during such fiscal year (collectively, the "Named Executive Officers"):

                           Summary Compensation Table

                                                                                                    Long-Term
                                                                                                  Compensation
                                                                                                     Awards
                                                                                                  ------------
                                                                    Annual Compensation            Securities
                                                                ---------------------------        Underlying         All Other
         Name and Principal Position                Year        Salary ($)        Bonus ($)        Options (#)       Compensation
         ---------------------------                ----        ----------        ---------        -----------       ------------
Jeremy M. Levin...............................      1996          225,000           45,000            25,000               --

   President and Chief Executive Officer            1995          175,260           65,000                --               --
                                                    1994          163,333           35,000            101,737              --

Philip N. Sussman.............................      1996          149,375              --             65,000               --
   Vice President of Corporate                      1995          110,260           70,000             33,334              --
   Development                                      1994          103,333           40,000                --               --

David R. Webb.................................      1996          175,000           17,500             17,500              --
   Vice President of Research and Chief             1995           94,868(1)        30,000             66,667         128,021(2)
   Scientific Officer                               1994              --               --                 --               --

Arlindo L. Castelhano, Ph.D...................      1996          105,833           15,000             11,666              --
   Executive Director of Chemistry                  1995              --               --                 --               --
                                                    1994              --               --                 --               --

James S. Rielly...............................      1996          100,846           15,000             16,666              --
   Director of Finance & Controller                 1995              --               --                 --               --
                                                    1994              --               --                 --               --

----------
(1) Dr. Webb joined the Company in June 1995 and receives a salary at the rate of $175,000 per annum.

(2) All Other Compensation includes: (i) $121,754 of relocation expenses, (ii) $5,880 in healthcare premiums and reimbursements paid by the Company and
     (iii) $387 in short term and long-term disability premiums and life insurance premiums paid by the Company.


Employment Agreements

     Dr. Jeremy M. Levin

     Dr. Levin is employed as Chief Executive Officer under a two-year employment agreement with the Company entered into effective as of December 12, 1995. Pursuant to his agreement, Dr. Levin receives a minimum annual base salary of $225,000, is guaranteed an annual bonus equal to 20% of his base salary, and is eligible to receive an additional annual bonus at the discretion of the Compensation Committee of the Board of Directors. If the Company terminates Dr. Levin's employment without "cause," as defined in his agreement, or if the Company fails to renew his agreement upon terms acceptable to him and Dr. Levin terminates his employment with the Company after December 12, 1997, the Company will pay to Dr. Levin a lump sum severance payment equal to one year's base salary then in effect and guaranteed bonus and all unvested stock options issued to him will immediately vest as of the date of termination. If Dr. Levin's employment with the Company is terminated under certain circumstances in connection with a "change in control" (as defined in the employment agreement), the Company will pay to Dr. Levin a lump sum severance payment equal to one year's base salary then in effect and guaranteed bonus and all unvested stock options issued to him will immediately vest as of the date of termination.

     Philip N. Sussman

     Mr. Sussman is an employee at will but has a severance agreement with the Company which provides that if he is terminated without cause (i) the Company will continue to pay him his then salary and provide him with medical benefits until the earlier of twelve months from the date of termination or his commencement of comparable new employment with another company and (ii) all unvested stock options issued to him will immediately vest as of the date of termination.

     Dr. David R. Webb

     Dr. Webb is an employee at will but has a severance agreement with the Company which provides that if he is terminated without cause he will receive severance equal to (i) one year's salary if such termination is within twelve months of commencement, (ii) 9 months' salary if such termination is after 12 months but before the 25th month after commencement, (iii) 6 months' salary if such termination is after 24 months but before the 37th month after commencement, or (iv) whatever is deemed appropriate for other officers of the Company at the time of termination if such termination is more than 36 months after commencement.

     James S. Rielly

     Mr. Rielly is an employee at will but has a severance agreement with the Company which provides that if he is terminated without cause the Company will continue to pay him his then salary and provide him with medical benefits until the earlier of six months from the date of termination or his commencement of new employment.

Option Grants

     The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1996 by the Company to the Named Executive Officers:

                                         Option Grants in Last Fiscal Year

                                                   Individual Grants
                                   ---------------------------------------------------------         Potential Realizable Value
                                                     Percent of                                        At Assumed Annual Rates
                                                       Total                                                of Stock Price
                                   Securities         Options                                          Appreciation for Option
                                   Underlying        Granted to     Exercise                                 Terms ($)
                                     Options        Employees in      Price       Expiration           -----------------------
           Name                    Granted (#)       Fiscal Year    ($/share)        Date             5%              10%

           ----                    -----------       -----------    ---------       ------            --              ---
Jeremy M. Levin............          25,000              6.88         6.625        12/18/06         104,161         263,964

Philip N. Sussman..........          25,000              6.88         6.625        12/18/06         104,161         263,964
                                     40,000             11.01         6.625        12/13/06         166,657         422,342

David R. Webb..............          17,500              4.82         6.625        12/13/06          72,912         184,775

Arlindo L. Castelhano......          11,666              3.21         6.625        12/13/06          48,606         123,176

James S. Rielly............          16,666              4.59         6.625        12/13/06          69,438         175,969


Option Exercises and Holdings

     The following table sets forth certain information concerning each exercise of stock options, during the fiscal year ended December 31, 1996, by the Named Executive Officers and unexercised stock options held by the Named Executive Officers as of the end of such fiscal year.

               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values

                                                                         Number of
                                                                   Securities Underlying               Value of Unexercised
                                                                   Unexercised Options at            In-The-Money Options at
                               Shares          Aggregate           December 31, 1996 (#)             December 31, 1996 ($)(1)
                             Acquired on         Value           ----------------------------    --------------------------------
          Name                Exercise        Realized ($)       Exercisable    Unexercisable    Exercisable        Unexercisable
          ----                --------        ------------       -----------    -------------    -----------        -------------
Jeremy M. Levin..........         -                 -              281,159           58,912       2,052,269            298,987
Philip N. Sussman........         -                 -               33,334           98,334         227,420            328,380
David R. Webb............         -                 -               16,666           67,501         108,329            362,194
Arlindo L. Castelhano....         -                 -                3,333           21,667          21,665             89,797
James S. Rielly..........         -                 -                8,334           21,666          57,788             61,165

------------
(1) Based on the difference between the closing price of the underlying shares of Common Stock on December 31, 1996 as reported by the NASDAQ National Market ($8.75) and the option exercise price.

1993 Stock Option Plan


     The 1993 Stock Option Plan provides for the grant of options to purchase shares of Common Stock to officers, employees and consultants of the Company. The maximum number of shares of Common Stock that may be issued pursuant to the 1993 Stock Option Plan is 666,667 (plus any shares that are the subject of canceled or forfeited awards). Effective as of May 10, 1996, the 1993 Stock Option Plan was replaced by the 1996 Incentive Plan with respect to all future awards to the Company's employees and consultants. See " -- 1996 Incentive Plan."

     The 1993 Stock Option Plan is administered by the Compensation Committee which is presently comprised of Harold First and Jack G. Wasserman.

     Under the 1993 Stock Option Plan, the Compensation Committee may establish with respect to each option granted such vesting provisions as it determines to be appropriate or advisable. In general, options granted under the 1993 Stock Option Plan have a ten-year term, and such options vest or have vested over four-year periods at various rates. Unexercised options automatically terminate upon the termination of the holder's relationship with the Company. However, the Compensation Committee may accelerate a vesting schedule and/or extend the time for exercise of all or any part of an option in the event of the termination of the holder's relationship with the Company. In addition, the 1993 Stock Option Plan includes a provision authorizing the Compensation Committee to adjust the number of shares of Common Stock available for grant, the number of shares of Common Stock subject to outstanding awards thereunder and the per share exercise price thereof in the event of any stock dividend, stock split, recapitalization, merger or certain other events. The Compensation Committee may terminate the 1993 Stock Option Plan at any time but any such termination will not adversely affect options previously granted.

     Options granted under the 1993 Stock Option Plan are nontransferable except by will or the laws of descent and distribution.

     During 1996, there were no stock options granted under the 1993 Stock Option Plan.

     As of March 21, 1997, an aggregate of 583,185 shares of Common Stock were subject to outstanding stock options granted under the 1993 Stock Option Plan. As of March 21, 1997, options to purchase 486,691 shares were exercisable at prices ranging from $1.37 to $3.51 per share.

     In February 1997, the Company registered the shares issuable upon exercise of stock options granted under the 1993 Stock Option Plan pursuant to a registration statement on Form S-8.

Stock Option Agreements

     The Company has granted non-qualified stock options to directors, officers, employees and consultants of the Company by means of stock option agreements. During 1996, stock options to purchase an aggregate of 120,000 shares of Common Stock at an exercise price of $6.75 per share were granted pursuant to stock option agreements to directors of the Company. As of March 21, 1997, 108,000 of such stock options were outstanding and none were exercisable. As of March 21, 1997, an aggregate of 724,050 shares of Common Stock were subject to outstanding stock options granted under stock option agreements, and options to purchase 330,916 shares under such option agreements were exercisable at prices ranging from $1.50 to $3.60 per share.

     In February 1997, the Company registered the shares issuable upon exercise of stock options granted under such stock option agreements pursuant to a registration statement on Form S-8

1996 Incentive Plan

     The Company's 1996 Incentive Plan (the "1996 Incentive Plan") was adopted by the Board of Directors and approved by the stockholders of the Company in May 1996. The 1996 Incentive Plan replaced the 1993 Stock Option Plan, effective as of May 10, 1996, with respect to all future awards by the Company to its employees and consultants. However, while all future awards will be made under the 1996 Incentive Plan, awards made under the 1993 Stock Option Plan will continue to be administered in accordance with the 1993 Stock Option Plan. See "Incentive Plans -- 1993 Stock Option Plan." In December 1996, the maximum number of shares of Common Stock that may be the subject of awards under the 1996 Incentive Plan was increased from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors subject to approval by the stockholders of the Company.

     The 1996 Incentive Plan is administered by the Compensation Committee, which has the power and authority under the 1996 Incentive Plan to determine which of the Company's employees and consultants will receive awards, the time or times at which awards will be made, the nature and amount of the awards, the exercise or purchase price, if any, of such awards, and such other terms and conditions applicable to awards as it determines to be appropriate or advisable.

      Options granted under the 1996 Incentive Plan may be either non-qualified stock options or options intended to qualify as incentive stock options under
Section 422 of the Code. The term of incentive stock options granted under the 1996 Incentive Plan cannot extend beyond ten years from the date of grant (or five years in the case of a holder of more than 10% of the total combined voting power of all classes of stock of the Company on the date of grant).

      Shares of Common Stock may either be awarded or sold under the 1996 Incentive Plan and may be issued or sold with or without vesting and other restrictions, as determined by the Compensation Committee.

     Under the 1996 Incentive Plan, the Compensation Committee may establish with respect to each option or share awarded or sold such vesting provisions as it determines to be appropriate or advisable. Unvested options will automatically terminate within a specified period of time following the termination of the holder's relationship with the Company and in no event beyond the expiration of the term. The Company may either repurchase unvested shares of Common Stock at their original purchase price upon the termination of the holder's relationship with the Company or cause the forfeiture of such shares, as determined by the Compensation Committee. All options granted and shares sold under the 1996 Incentive Plan to employees of the Company may, in the discretion of the Compensation Committee, become fully vested upon the occurrence of certain corporate transactions if the holders thereof are terminated in connection therewith.

     The exercise price of options granted and the purchase price of shares sold under the 1996 Incentive Plan are determined by the Compensation Committee, but may not, in the case of incentive stock options, be less than the fair market value of the Common Stock on the date of grant (or, in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of stock of the Company on the date of grant, 110% of such fair market value), as determined by the Compensation Committee.

     The Compensation Committee may also grant, in combination with non-qualified stock options and incentive stock options, stock appreciation rights ("Tandem SARs"), or may grant Tandem SARs as an addition to outstanding non-qualified stock options. A Tandem SAR permits the participant, in lieu of exercising the corresponding option, to elect to receive any appreciation in the value of the shares subject to such option directly from the Company in shares of Common Stock. The amount payable by the Company upon the exercise of a Tandem SAR is measured by the difference between the market value of such shares at the time of exercise and the option exercise price. Generally, Tandem SARs may be exercised at any time after the underlying option vests. Upon the exercise of a Tandem SAR, the corresponding portion of the related option must be surrendered and cannot thereafter be exercised. Conversely, upon exercise of an option to which a Tandem SAR is attached, the Tandem SAR may no longer be exercised to the extent that the corresponding option has been exercised. Nontandem stock appreciation rights ("Nontandem SARs") may also be awarded by the Compensation Committee. A Nontandem SAR permits the participant to elect to receive from the Company that number of shares of Common Stock having an aggregate market value equal to the excess of the market value of the shares covered by the Nontandem SAR on the date of exercise over the aggregate base price of such shares as determined by the Compensation Committee. With respect to both Tandem and Nontandem SARs, the Compensation Committee may determine to cause the Company to settle its obligations arising out of the exercise of such rights in cash or a combination of cash and shares, in lieu of issuing shares only.

     Under the 1996 Incentive Plan, the Compensation Committee may also award tax offset payments to assist employees in paying income taxes incurred as a result of their participation in the 1996 Incentive Plan. The amount of the tax offset payments will be determined by applying a percentage established from time to time by the Compensation Committee to all or a portion of the taxable income recognizable by the employee upon: (i) the exercise of a non-qualified stock option or an SAR; (ii) the disposition of shares received upon exercise of an incentive stock option; (iii) the lapse of restrictions on Restricted Shares; or (iv) the award of unrestricted shares.

     The number and class of shares available under the 1996 Incentive Plan may be adjusted by the Compensation Committee to prevent dilution or enlargement of rights in the event of various changes in the capitalization of the Company. At the time of grant of any award, the Compensation Committee may provide that the number and class of shares issuable in connection with such award be adjusted in certain circumstances to prevent dilution or enlargement of rights.

     The Board of Directors may suspend, amend, modify or terminate the 1996 Incentive Plan. However, the Company's stockholders must approve any amendment that would (i) materially increase the aggregate number of shares issuable under the 1996 Incentive Plan, (ii) materially increase the benefits accruing to employees under the 1996 Incentive Plan or (iii) materially modify the requirements for eligibility to participate in the 1996 Incentive Plan. Awards made prior to the termination of the 1996 Incentive Plan shall continue in accordance with their terms following such termination. No amendment, suspension or termination of the 1996 Incentive Plan shall adversely affect the rights of an employee or consultant in awards previously granted without such employee's or consultant's consent.

     As of March 21, 1997, an aggregate of 656,941 shares of Common Stock were subject to outstanding stock options granted under the 1996 Incentive Plan. As of March 21, 1997, stock options to purchase 26,126 shares were exercisable at $6.625 per share.

     In February 1997, the Company registered the shares issuable upon exercise of stock options granted or which may be granted under the 1996 Incentive Plan pursuant to a registration statement on Form S-8.

401(k) Plan

     In November, 1993, the Company adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees. Generally, employees may elect to contribute to the 401(k) Plan, through payroll deductions, up to 20% of their compensation for services rendered in any year, not to exceed a statutorily prescribed annual limit. The trustee under the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in any of seven investment options. The 401(k) Plan is intended to qualify under Section 401 of the Code so that contributions by employees to the 401(k) Plan, and income earned on plan contributions, are not taxable to employees until withdrawn. The Company made an aggregate matching contribution for the fiscal year ended December 31, 1996 of approximately $37,856 to participants under the 40l(k) Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 21, 1997, with respect to (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named

Executive Officers and (iv) all directors and officers as a group. All information is based upon ownership filings made by such persons with the Securities and Exchange Commission (the "Commission") or upon information provided by such persons to the Company.

                                                           Number of Shares
                                                           Amount and Nature              Percentage of Outstanding
Name and Address of Beneficial Owner (1)                of Beneficial Ownership                   Owned(2)
----------------------------------------                -----------------------        -------------------------

Carl C. Icahn...................................             3,361,216(3)                          27.73%
    767 Fifth Avenue
    New York, New York  10153

Bristol-Myers Squibb............................               2,061,673                           17.01%
    P.O. Box 4000
    South 206 and Province Line Road
    Princeton, New Jersey  08543-4000

Physica B.V.(4).................................               1,599,942                           13.20%
    C.J. van Houtenlaan 36
    1381 CP Weesp
    The Netherlands

International Biotechnology Trust plc...........              850,000(5)                            7.01%
    c/o Rothschild Asset Management Limited
    Five Arrows House
    St. Swithins Lane
    London EC4N 8NR
    United Kingdom

The Global Health Sciences Fund.................              729,395(6)                            6.02%
    c/o INVESCO Trust Company
    7800 East Union Avenue, Suite 800
    Denver, Colorado 80237

Jeremy M. Levin, D.Phil., MB.BCHIR..............              315,071(7)                            2.53%

Philip N. Sussman...............................               33,334(8)                              *

David R. Webb, Ph.D.............................               16,666(9)                              *

Arlindo L. Castelhano, Ph.D.....................               3,333(10)                              *

James S. Rielly.................................               3,534(11)                              *

Theodore Altman.................................                   -                                  -


Harold First....................................                 8,334                                *

Peter S. Liebert, M.D...........................                 8,334                                *

Robert J. Mitchell..............................                   -                                  -

Lawrence D. Muschek, Ph.D.......................             1,599,942(12)                         13.20%

Mark H. Rachesky, M.D...........................                190,683                             1.57%

Leon E. Rosenberg, M.D..........................             2,061,673(13)                         17.01%

Nicole Vitullo..................................              850,000(14)                           7.01%

Samuel D. Waksal, Ph.D..........................                8,334                                 *

                                                           Number of Shares
                                                           Amount and Nature              Percentage of Outstanding
Name and Address of Beneficial Owner (1)                of Beneficial Ownership                    Owned(2)
----------------------------------------                -----------------------        -------------------------
Jack G. Wasserman...............................                   -                                  -
All executive officers and directors as a.......             8,460,454(15)                         67.72%
    group (16 persons)

----------
       * Less than one percent

(1) Except as otherwise indicated above, the address of each stockholder identified above is c/o the Company, 777 Old Saw Mill River Road, Tarrytown, NY 10591-6705. Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2) Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 21, 1997, that may be exercised within 60 days after such date for purposes of computing the percentage of Common Stock owned by such person, but not for purposes of computing the percentage of Common Stock owned by any other person.

(3) Includes 2,258,790 shares of Common Stock held by High River Limited Partnership. Mr. Icahn is the sole shareholder of the sole general partner of High River Limited Partnership.

(4)  Physica B.V. is referred to in this Prospectus as the Solvay Subsidiary.


(5) Consists of 850,000 shares of Common Stock held by the International Biotechnology Trust plc ("IBT"). Rothschild Asset Management acts as the investment manager to IBT and therefore may be deemed to share beneficial ownership of these shares.

(6) Consists of 729,395 shares of Common Stock held by The Global Health Sciences Fund. INVESCO Trust Company acts as the investment adviser to The Global Health Sciences Fund and therefore may be deemed to share beneficial ownership of these shares.

(7) Consists of 315,071 shares of Common Stock which Dr. Levin currently has the right to acquire upon the exercise of stock options. See "Management - Incentive Plans."

(8) Consists of 33,334 shares of Common Stock which Mr. Sussman currently has the right to acquire upon the exercise of stock options. See "Management - Incentive Plans."

(9) Consists of 16,666 shares of Common Stock which Dr. Webb currently has the right to acquire upon the exercise of stock options. See "Management - Incentive Plans."

(10) Consists of 3,333 shares of Common Stock which Dr. Castelhano currently has the right to acquire upon the exercise of stock options. See "Management - Incentive Plans."

(11) Includes 3,334 shares of Common Stock which Mr. Rielly currently has the right to acquire upon the exercise of stock options. See "Management - Incentive Plans."

(12) Consists of 1,599,942 shares of Common Stock held by Physica B.V., an indirect wholly-owned subsidiary of Solvay S.A. Dr. Muschek is the Senior Vice President for Research and Development of the Human Health Division of Solvay S.A. Dr. Muschek may be deemed the beneficial owner of the 1,599,942 shares of Common Stock held by Physica B.V., but disclaims such beneficial ownership.

(13) Consists of 2,061,673 shares of Common Stock held by Bristol-Myers Squibb. Dr. Rosenberg is Senior Vice President of Scientific Affairs of Bristol-Myers Squibb. Dr. Rosenberg may be deemed the beneficial owner of the 2,061,673 shares of Common Stock held by Bristol-Myers Squibb, but disclaims such beneficial ownership.

(14) Consists of 850,000 shares of Common Stock held by IBT. Ms. Vitullo is Vice President of Rothschild Asset Management Ltd., the investment manager for IBT. Ms. Vitullo may be deemed the beneficial owner of the 850,000 shares of Common Stock held by IBT, but disclaims such beneficial ownership.


(15) Includes (a) 368,405 shares of Common Stock issuable upon exercise of options, (b) 2,061,673 shares of Common Stock held by Bristol-Myers Squibb, and (c) 1,599,942 shares of Common Stock held by Physica B.V. See footnotes
     (3), (7), (8), (9), (10), (11), (12), (13) and (14).

Item 13.  Certain Relationships and Related Transactions.

     In February 1997, the Company entered into a research collaboration and license agreement with SmithKline Beecham. During the term of the research collaboration, which expires in February 2002, the Company will seek to identify ligands and to elucidate the function of orphan G protein-coupled receptors included within the collaboration and create high-throughput screens to discover small molecule agonists and antagonists to these receptors.

     During the term of the research collaboration, SmithKline Beecham is required to provide the Company with research funding of $3.0 million each year, adjusted for inflation, and certain other payments, including a $2.0 million payment in February 1998. SmithKline Beecham is also required to make payments to the Company upon the achievement of certain research milestones and upon the achievement by SmithKline Beecham of certain drug development milestones. SmithKline Beecham is also required to pay the Company royalties on the sale of drugs developed through the use of the Company's drug discovery technologies. The Company has co-promotion rights in North America for certain products that may result from the collaboration and rights to certain potential products that SmithKline Beecham may choose not to develop.

     SmithKline Beecham has the right to extend the term of the research collaboration for between two and five years by notice to the Company given prior to February 25, 2001. SmithKline Beecham has the right to terminate the research collaboration after February 25, 1999 (or later under certain circumstances) ("Evaluation Date") if (i) the Company fails to meet certain scientific objectives in connection with the conduct of the research collaboration or (ii) fails to perform its obligations in the conduct of the research collaboration in any material respect and does not cure such failure within a period of 60 days after receiving notice thereof. In the event of such termination, SmithKline Beecham has no further obligation to provide the Company with funding for the research collaboration.

     In February 1997, the Company and SmithKline Beecham Corporation entered into a stock purchase agreement pursuant to which the Company has the option to sell to SmithKline Beecham Corporation (i) shares of the Company's common stock having a then fair market value of $5.0 million during a 90-day period commencing on February 25, 1998 and (ii) shares of the Company's common stock having a then fair market value of $5.0 million, during a 90-day period commencing on the date certain scientific objectives are achieved (subject to the Company achieving such objectives prior to the Evaluation Date and meeting certain financial requirements). In addition, SmithKline Beecham Corporation has the right, at its option, to purchase up to $5 million worth of shares of the Company's common stock at 150% of the then fair market value in lieu of making certain research milestone payments. The Company granted to SmithKline Beecham Corporation certain registration rights with respect to shares of the Company's common stock which SmithKline Beecham Corporation may purchase pursuant to the stock purchase agreement.

     In December 1996, the Company contributed a $150,000 promissory note, payable on December 26, 1998, to Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which Carl Icahn is the general partner, for a limited partnership interest in Laurel. In addition, the Company purchased for $160,660 a limited partnership interest in Laurel from Tortoise Corp., a corporation wholly-owned by Carl Icahn. At the time of the transactions, Laurel's assets consisted of cash and securities and Laurel had no liabilities. The percentage interest acquired by the Company in Laurel is equal to the percentage of the fair market value of Laurel's assets at the time of the transactions represented by the purchase price paid by the Company for its limited partnership interest in Laurel. Laurel's purpose is to invest, directly or indirectly, in securities of biotechnology companies. Laurel may seek to control or acquire the businesses of such companies and may invest directly or as a partner, investor or joint venturer with others. The Company has the right to require Carl Icahn to match any future investment made by the Company in Laurel up to an aggregate investment on the part of Carl Icahn of $5,000,000. This right expires on the earlier of December 31, 1999 or such time that neither Carl Icahn nor one of his affiliates is the general partner of Laurel. The Company is not required to make any additional investment in Laurel.

      In July 1996, Bristol-Myers Squibb purchased 355,000 shares of the Company's Common Stock at $7.00 per share in the Company's initial public offering. For the year ended December 31, 1996, the Company received $5 million in cash for research funding from Bristol-Myers Squibb and recorded $4 million as revenue, which constituted 61.5% of the Company's gross revenues in 1996, and $1 million as deferred revenue. Leon E. Rosenberg, a director of the Company, is the Senior Vice President of Scientific Affairs of Bristol-Myers Squibb.

     In July 1996, Physica B.V. purchased 715,000 shares of the Company's Common Stock at $7.00 per share in the Company's initial public offering. For the year ended December 31, 1996, the Company received $2.5 million in cash for research funding from Solvay Duphar, an affiliate of Physica B.V., which constituted 38.5% of the Company's gross revenues in 1996. Lawrence D. Muschek, a director of the Company, is the Senior Vice President for Research and Development of the Human Health Division of Solvay Duphar.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   Financial Statements                                           Page

      Index to Financial Statements                                  F-1


      Independent Auditors' Report                                   F-2

      Financial Statements:
       Balance Sheets                                                F-3
       Statements of Operations                                      F-4
       Statements of Stockholders' Equity                            F-5
       Statements of Cash Flows                                      F-6
       Notes to Financial Statements                                 F-7

(b)   Reports on Form 8-K

      The Company filed no Reports on Form 8-K during the last quarter of the period covered by this Report.

(c)   Exhibits

Exhibit No.   Description of Document
-----------   -----------------------
3.1           Amended and Restated Certificate of Incorporation of Cadus Pharmaceutical
              Corporation (the "Company"), as filed with the Secretary of State of Delaware on
              July 22, 1996. (1)

3.2           By-laws of the Company. (2)

4.1           Specimen of Common Stock Certificate of the Company. (2)

4.2           1993 Cadus Pharmaceutical Corporation Stock Option Plan. (2)

4.3           Cadus Pharmaceutical Corporation 1996 Incentive Plan. (2)

4.4           Amendment to Cadus Pharmaceutical Corporation 1996 Incentive Plan. (1)

4.5           Form of Incentive Stock Option Agreement utilized in connection with issuances of stock options under the Cadus Pharmaceutical Corporation 1996 Incentive
              Plan. (1)

Exhibit No.           Description of Document
-----------           -----------------------

4.6           Form of Stock Option Agreement between the Company and each of the following employees of the Company:  Philip N. Sussman, John Manfredi,
              Andrew Murphy, Jeremy Paul, Lauren Silverman, Joshua Trueheart, James S.
              Rielly, Thomas F. Deuel, Norman R. Klinman, Elliott M. Ross, Jeremy Thorner,

              Arnold Levine, John Ransom, Christine Klein, Suzanne K. Wakamoto,
              Christopher Pleiman, Algis Anilionis, Anupama K. Nadkarni, Mitchell
              Silverstein, Michael A. Spruyt and David Fruhling. (1)

4.7           Form of Stock Option Agreement between the Company and each of the following non-employee directors of the Company: Theodore Altman, Harold
              First, Carl Icahn, Peter Liebert, Robert Mitchell, Mark Rachesky, William Scott,
              Jack Wasserman and Samuel D. Waksal. (1)

4.2           Stock Purchase Agreement between the Company and SmithKline Beecham
              Corporation, dated as of February 25, 1997. (3)

4.3           Registration Rights Agreement between the Company and SmithKline Beecham
              Corporation,  dated as of February 25, 1997. (3)

10.1          Form of Indemnification Agreement entered into between the Company and its directors and officers.  (2)

10.2          Form of Agreement Regarding Assignment of Inventions, Confidentiality and
              Non-Competition. (2)

10.3          The 401(k) Plan of the Cadus Pharmaceutical Corporation. (2)

10.4          Employment Agreement between Jeremy M. Levin and the Company. (2)

10.5          Preferred Stock Purchase Agreement dated as of July 30, 1993 between the
              Company and the purchasers of Series A Preferred Stock, together with the First and Second Amendments thereto dated as of July 26, 1994 and October 31, 1995, respectively. (2)

10.6          Preferred Stock Purchase Agreement dated as of July 26, 1994 between the
              Company and Bristol-Myers Squibb Company ("Bristol-Myers") concerning
              Series B Preferred Stock, together with the First Amendment thereto dated as of
              October 31, 1995. (2)

10.7          Preferred Stock Purchase Agreement dated as of November 1, 1995 between the
              Company and Physica B.V. concerning Series B Preferred Stock. (2)

Exhibit No.   Description of Document
-----------   -----------------------
10.8          Research Collaboration and License Agreement, dated as of July 26, 1994, between the Company and Bristol-Myers. (2)

10.9          Screening and Option Agreement, dated as of July 26, 1994, between the
              Company and Bristol-Myers. (2)

10.10         Research Collaboration and License Agreement, dated as of November 1, 1995 between the Company and Solvay Duphar B.V. (2)

10.11         Sublease Agreement, dated as of October 19, 1994, between the Company and
              Union Carbide Corporation. (2)

10.12         Lease, dated as of June 20, 1995 between the Company and Keren Limited
              Partnership. (2)

10.13         Consulting Agreement between the Company and James R. Broach, dated
              February 1, 1994. (2)

10.14         Amended and Restated License Agreement between the Company and Duke
              University, dated May 10, 1994. (2)

10.15         License Agreement between the Company and National Jewish Center for
              Immunology and Respiratory Medicine dated November 1, 1994. (2)

10.16         Stock Option Agreement, dated as of November 1, 1994, between the Company and John C. Cambier. (2)

10.17         Stock Option Agreement, dated as of November 1, 1994, between the Company and Gary L. Johnson. (2)

10.18         Consulting Agreement, dated as of November 1, 1994, between the Company and
              John C. Cambier. (2)

10.19         Consulting Agreement, dated as of November 1, 1994, between the Company and
              Gary L. Johnson. (2)

10.20         Research Collaboration Agreement, dated as of January 9, 1995, between the
              Company and Houghten Pharmaceuticals, Inc., together with the Amendment thereto dated as of March 1996. (2)

10.21         Stock Option Agreement, dated as of December 18, 1995, between the Company and James R. Broach. (2)

Exhibit No.   Description of Document
-----------   -----------------------
10.22         Waiver, dated May 17, 1996, of Section 1.05 of the Preferred Stock Purchase
              Agreement dated as of July 26, 1994 between the Company and Bristol-Myers, as amended by the First Amendment thereto dated as of October 31, 1995. (2)

10.23         Waiver, dated May 17, 1996, of Section 1.04 of the Preferred Stock Purchase
              Agreement dated as of November 1, 1995 between the Company and Physica B.V.
              (2)


10.24         Research Collaboration and License Agreement among the Company, SmithKline
              Beecham Corporation and SmithKline Beecham p.l.c., dated as of February 25,
              1997. (3)*

11            Computation of Net Loss per Share.

23.1          Consent of KPMG Peat Marwick LLP, independent auditors.

24            Power of Attorney (filed as part of the signature page to this Report).

27            Financial Data Schedule.

----------
* Confidential treatment has been requested with respect to certain information filed with this agreement.

(1) Filed with the Company's Registration Statement on Form S-8 (Registration No. 333-21871), dated February 14, 1997.

(2) Filed with the Company's Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Commission on July 17, 1996.

(3)  Filed with the Company's Current Report on Form 8-K, dated March 7, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CADUS PHARMACEUTICAL CORPORATION


                                     By:     /s/ Jeremy M. Levin
                                        ---------------------------------------
                                          Jeremy M. Levin
                                          President and Chief Executive Officer

     Each person whose signature appears below constitutes and appoints Jeremy
M. Levin and James S. Rielly, or either of them, each with the power of substitution, his or her true and lawful attorney-in-fact to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his or her substitute, may do or choose to be done by virtue hereof.

     Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.

         Name                                                 Title                                       Date
         ----                                                 -----                                       ----
/s/ Jeremy M. Levin           President and Chief Executive Officer (Principal Executive    March 27, 1997
-------------------
Jeremy M. Levin               Officer) and Chairman of the Board of Directors

/s/ James S. Rielly           Director of Finance, Controller, Treasurer and Secretary      March 27, 1997
-------------------
James S. Rielly               (Principal Financial and Accounting Officer)

                              Director
-----------------
Carl C. Icahn

/s/ Theodore Altman           Director                                                      March 24, 1997
-------------------
Theodore Altman

/s/ Harold First              Director                                                      March 27, 1997
-------------------
Harold First

/s/ Peter Liebert             Director                                                      March 24, 1997
-------------------
Peter Liebert

/s/ Robert Mitchell           Director                                                      March 27, 1997
-------------------
Robert Mitchell

/s/ Lawrence Muschek          Director                                                      March 25, 1997
-------------------
Lawrence Muschek

/s/ Mark H. Rachesky          Director                                                      March 25, 1997
--------------------
Mark H. Rachesky

/s/ Leon E. Rosenberg         Director                                                      March 24, 1997
---------------------
Leon E. Rosenberg

/s/ Nicole Vitullo            Director                                                      March 27, 1997
-------------------
Nicole Vitullo

/s/ Samuel D. Waksal          Director                                                      March 27, 1997
--------------------
Samuel D. Waksal

/s/ Jack G. Wasserman         Director                                                      March 25, 1997
---------------------
Jack G. Wasserman

                        CADUS PHARMACEUTICAL CORPORATION

                                      Index

Independent Auditors' Report                                                          F-2

Financial Statements:

   Balance Sheets - December 31, 1996 and 1995                                        F-3

   Statements of Operations - For the years ended December 31, 1996,  1995, 1994
   and the period from January 23, 1992 (date of inception) to December 31, 1996      F-4

   Statement of Stockholders' Equity for the period from January 23, 1992 (date
   of inception) to December 31, 1996                                                 F-5

   Statements of Cash Flows - For the years ended December 31, 1996,  1995,  1994
   and the period from January 23, 1992 (date of inception) to December 31, 1996      F-6

   Notes to Financial Statements                                                      F-7


                          Independent Auditors' Report

The Board of Directors and Stockholders
Cadus Pharmaceutical Corporation:

We have audited the accompanying balance sheets of Cadus Pharmaceutical
Corporation (a development stage corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996 and the period from January 23, 1992 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cadus Pharmaceutical
Corporation (a development state corporation) as of December 31, 1996 and 1995,

and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 and the period from January 23, 1992 (date of inception) to December 31, 1996 in conformity with generally accepted accounting principles.

                                             KPMG Peat Marwick LLP

New York, New York
March 25, 1997



                        Cadus Pharmaceutical Corporation
                        (a development stage corporation)

                                 Balance Sheets


                                                                                                       December 31,     December 31,
                                                                                                           1996            1995
                                                                                                      -------------    -------------

                                     Assets
Current assets:
     Cash and cash equivalents                                                                         $ 43,152,677    $ 25,682,920
     Restricted cash (note 5)                                                                                  --         2,380,000
     Prepaid and other current assets                                                                       263,052          76,810
                                                                                                       ------------    ------------
               Total current assets                                                                      43,415,729      28,139,730

Restricted cash (note 5)                                                                                    118,000         118,000
Fixed assets, net of accumulated depreciation and amortization of
    $1,488,015 at December 31, 1996 and $649,016 at December 31, 1995 (note 3)                            2,955,530       2,219,851
Deferred tax asset, less valuation allowance of $3,787,000 at December 31, 1996
    and $2,621,000 at December 31, 1995 (note 6)                                                               --              --
Due from stockholder (note 4)                                                                                 5,974          13,736
Other assets, net (notes 2 and 4)                                                                           791,625         233,874
                                                                                                       ------------    ------------

               Total assets                                                                            $ 47,286,858    $ 30,725,191
                                                                                                       ============    ============

                      Liabilities and Stockholders' Equity

Current liabilities:
       Deferred revenue (note 7)                                                                       $  1,000,000    $       --
       Accounts payable                                                                                     455,794         154,463
       Accrued expenses and other current liabilities (note 11)                                             470,660         421,155
        Line of credit and loans payable to bank-current portion (note 5)                                    12,601       2,397,459
                                                                                                       ------------    ------------

               Total current liabilities                                                                  1,939,055       2,973,077

        Loans payable to bank (note 5)                                                                       16,474          29,002
        Note payable to partnership  (note 4)                                                               150,000            --
                                                                                                       ------------    ------------
               Total liabilities                                                                          2,105,529       3,002,079

Commitments and contingencies (note 12)

Stockholders' equity (notes 7, 8 and 9 ):
Preferred Stock, $.001 par value
        Authorized 0 and 22,201,080 shares, issuable in series, at December 31, 1996 and and 1995, respectively
              Convertible Preferred Stock, Series A 0 and 14,879,651 shares designated, issued
                 and outstanding at December 31, 1996 and 1995, respectively                                   --            14,880
              Convertible Preferred Stock, Series B 0 and 7,321,429 shares designated, issued
                 and outstanding at December 31, 1996 and 1995, respectively                                   --             7,321
Common Stock, $.01 par value.  Authorized 35,000,000 shares at December 31, 1996 and
       1995; issued 12,202,900 shares at December 31, 1996 and 1,465,009 shares at
       December 31, 1995; outstanding 12,061,233 shares at December 31, 1996 and 1,323,342
       shares at December 31, 1995                                                                          122,029          14,650
Additional paid-in capital                                                                               53,790,704      33,976,940
Deficit accumulated during the development stage (note 1)                                                (8,431,329)     (5,990,604)
Treasury stock, 141,667 shares of common stock at December 31, 1996 and 1995,
       respectively, at cost;                                                                              (300,075)       (300,075)
                                                                                                       ------------    ------------

               Total stockholders' equity                                                                45,181,329      27,723,112
                                                                                                       ------------    ------------

               Total liabilities and stockholders' equity                                              $ 47,286,858    $ 30,725,191
                                                                                                       ============    ============

              See accompanying notes to the financial statements

                        Cadus Pharmaceutical Corporation
                        (a development stage corporation)

                            Statements of Operations

                                                                                                                        January 23,
                                                                                                                       1992 (date of
                                                                                                                       inception) to
                                                                  December 31,     December 31,      December 31,       December 31,
                                                                     1996              1995              1994               1996
                                                                 ------------      ------------      ------------      -------------
Revenues, principally from
    related parties (notes 2 and 7)                              $  6,500,000      $  4,417,809      $  1,354,619      $ 12,272,428

                                                                 ------------      ------------      ------------      ------------


Costs and expenses:
    Research and development costs                                  8,282,507         5,383,285         2,246,207        18,311,029
    General and administrative expenses                             2,315,042         1,376,126           936,762         5,391,432
                                                                 ------------      ------------      ------------      ------------

       Total costs and expenses                                    10,597,549         6,759,411         3,182,969        23,702,461
                                                                 ------------      ------------      ------------      ------------

Operating loss                                                     (4,097,549)       (2,341,602)       (1,828,350)      (11,430,033)
                                                                 ------------      ------------      ------------      ------------

Interest income                                                     1,829,820           980,567           318,868         3,177,293
Interest expense                                                      110,416            77,866             5,063           193,345
                                                                 ------------      ------------      ------------      ------------

       Interest income, net                                         1,719,404           902,701           313,805         2,983,948
                                                                 ------------      ------------      ------------      ------------

Loss before income taxes and extraordinary item                    (2,378,145)       (1,438,901)       (1,514,545)       (8,446,085)

State and local taxes (note 6)                                         62,580            43,589            36,994           143,892
                                                                 ------------      ------------      ------------      ------------

Loss before extraordinary item                                     (2,440,725)       (1,482,490)       (1,551,539)       (8,589,977)

Extraordinary gain from early extinguishment
of debt (note 4)                                                         --                --             158,648           158,648
                                                                 ------------      ------------      ------------      ------------

Net loss                                                         $ (2,440,725)     $ (1,482,490)     $ (1,392,891)     $ (8,431,329)
                                                                 ------------      ------------      ------------      ------------

Net loss per share (note 2)                                      $      (0.39)     $      (0.16)

Shares used in calculation of net loss
    per share (note 2)                                              6,280,917         9,132,577

Net loss per share assuming full dilution (note 2)               $      (0.24)

Shares used in calculation of net loss per share
    assuming full dilution (note 2)                                10,289,454

              See accompanying notes to the financial statements

                        Cadus Pharmaceutical Corporation
                        (a development stage corporation)

                        Statement of Stockholders' Equity



                                                                    Convertible                 Convertible
                                                              Preferred Stock, Series A  Preferred Stock, Series B
                                                              -------------------------- -------------------------
                                                               Shares         Amount     Shares            Amount
                                                               ------         ------     ------            ------
 Shares issued from January 23, 1992 (date of inception)
    to December 31, 1992 at $.01 per share in connection
    with initial offering

 Net loss for period January 23, 1992 to December 31, 1992
                                                               -------------------------- ----------------------
 Balance at December 31, 1992

 Repurchase of stock from founder for cash

 Issuance of common stock for cash in connection with exercise of options

 Issuance of Convertible Preferred Stock, Series A for
    cash, net of issuance costs at $200,299 in July 1993          14,879,651     $14,880

 Net loss for year ended December 31, 1993
                                                               -------------------------- ----------------------
 Balance at December 31, 1993                                     14,879,651      14,880

 Issuance of Convertible Preferred Stock, Series B for cash, net of issuance costs of $72,742, in connection with
    corporate partnering transaction in July 1994                                           3,571,429   $ 3,571

 Issuance of common stock for cash in connection with exercise of options

 Net loss for year ended December 31, 1994
                                                               -------------------------- ----------------------
 Balance at December 31, 1994                                     14,879,651      14,880    3,571,429     3,571

 Issuance of Convertible Preferred Stock, Series B for cash,
    in connection with achievement of scientific milestone                                  1,250,000     1,250

 Issuance of Convertible Preferred Stock, Series B for cash, net of issuance costs of $154,858, in connection with
    corporate partnering transaction in November 1995                                       2,500,000     2,500

 Issuance of common stock for cash in connection with exercise of options

 Repurchase of stock from founder for cash


 Net loss for year ended December 31, 1995
                                                               -------------------------- ----------------------
 Balance at December 31, 1995                                     14,879,651      14,880    7,321,429     7,321

 Issuance of common stock for cash in connection with exercise of options

 Issuance of common stock for cash at $7.00 per share, net of issuance costs of $2,073,376, in connection with the initial public offering in July 1996

 Conversion of Preferred Stock into common stock in
    connection with the initial public offering in July 1996    (14,879,651)    (14,880)   (7,321,429)   (7,321)

 Issuance of common stock for cash at $7.00 per share, net of commissions of $202,125, in connection with the exercise of the underwriters' over-allotment in August 1996

 Net loss for year ended December 31, 1996
                                                               --------------------------    ---------------------
 Balance at December 31, 1996                                             -       $    -            -    $   -
                                                               ==========================    =====================


                                                                                                                          Defecit
                                                                                                                        Accumulated
                                                                              Common Stock           Additional         during the
                                                                            ------------              paid-in           development
                                                                       Shares          Amount         capital              stage
                                                                       ------          ------         -------              -----
 Shares issued from January 23, 1992 (date of inception)
    to December 31, 1992 at $.01 per share in connection
    with initial offering                                         1,400,005     $      14,000       $   (9,800)

 Net loss for period January 23, 1992 to December 31, 1992                                                           $   (967,409)
                                                              --------------------------------   ----------------------------------
 Balance at December 31, 1992                                     1,400,005            14,000           (9,800)          (967,409)

 Repurchase of stock from founder for cash                         (25,000)

 Issuance of common stock for cash in connection with
    exercise of options                                               1,667                 17            2,483

 Issuance of Convertible Preferred Stock, Series A for
    cash, net of issuance costs at $200,299 in July 1993                                              6,584,821

 Net loss for year ended December 31, 1993                                                                             (2,147,814)
                                                              --------------------------------   ----------------------------------
 Balance at December 31, 1993                                     1,376,672            14,017         6,577,504        (3,115,223)


 Issuance of Convertible Preferred Stock, Series B for cash, net of issuance costs of $72,742, in connection with
    corporate partnering transaction in July 1994                                                    12,423,687

 Issuance of common stock for cash in connection with
    exercise of options                                               3,333                 33            8,102

 Net loss for year ended December 31, 1994                                                                             (1,392,891)
                                                              --------------------------------   ----------------------------------
 Balance at December 31, 1994                                     1,380,005            14,050        19,009,293        (4,508,114)

 Issuance of Convertible Preferred Stock, Series B for cash,
    in connection with achievement of scientific milestone                                            4,998,750

 Issuance of Convertible Preferred Stock, Series B for cash, net of issuance costs of $154,858, in connection with
    corporate partnering transaction in November 1995                                                 9,842,642

 Issuance of common stock for cash in connection with
    exercise of options                                              60,004               600           126,255

 Repurchase of stock from founder for cash                        (116,667)

 Net loss for year ended December 31, 1995                                                                             (1,482,490)
                                                              --------------------------------   ----------------------------------
 Balance at December 31, 1995                                     1,323,342            14,650        33,976,940        (5,990,604)

 Issuance of common stock for cash in connection with
    exercise of options                                              23,877               239            36,704

 Issuance of common stock for cash at $7.00 per share, net
    of issuance costs of $2,073,376, in connection with
    the initial public offering in July 1996                      2,750,000            27,500        17,149,124

 Conversion of Preferred Stock into common stock in
    connection with the initial public offering in July 1996       7,551,514           75,515           (53,314)

 Issuance of common stock for cash at $7.00 per share, net of        412,500            4,125         2,681,250
    commissions of $202,125, in connection with the exercise
    of the underwriters' over-allotment in August 1996

 Net loss for year ended December 31, 1996                                                                             (2,440,725)
                                                                 -------------------------------- ----------------------------------
 Balance at December 31, 1996                                    12,061,233      $    122,029    $   53,790,704     $  (8,431,329)
                                                                 ================================-----------------------------------

                                                                         Treasury Stock
                                                                        --------------
                                                                  Shares          Amount           Total
                                                                  ------          ------           -----

 Shares issued from January 23, 1992 (date of inception)
    to December 31, 1992 at $.01 per share in connection
    with initial offering                                                                   $      4,200

 Net loss for period January 23, 1992 to December 31, 1992                                      (967,409)
                                                               --------------------------- ---------------
 Balance at December 31, 1992                                                                   (963,209)

 Repurchase of stock from founder for cash                       (25,000)            (75)            (75)

 Issuance of common stock for cash in connection with
    exercise of options                                                                            2,500

 Issuance of Convertible Preferred Stock, Series A for
    cash, net of issuance costs at $200,299 in July 1993                                       6,599,701

 Net loss for year ended December 31, 1993                                                    (2,147,814)
                                                               --------------------------- ---------------
 Balance at December 31, 1993                                    (25,000)             (75)     3,491,103

 Issuance of Convertible Preferred Stock, Series B for cash, net of issuance costs of $72,742, in connection with
    corporate partnering transaction in July 1994                                             12,427,258

 Issuance of common stock for cash in connection with
    exercise of options                                                                            8,135

 Net loss for year ended December 31, 1994                                                    (1,392,891)
                                                               --------------------------- ---------------
 Balance at December 31, 1994                                    (25,000)             (75)    14,533,605

 Issuance of Convertible Preferred Stock, Series B for cash,
    in connection with achievement of scientific milestone                                     5,000,000

 Issuance of Convertible Preferred Stock, Series B for cash, net of issuance costs of $154,858, in connection with
    corporate partnering transaction in November 1995                                          9,845,142

 Issuance of common stock for cash in connection with
    exercise of options                                                                          126,855

 Repurchase of stock from founder for cash                      (116,667)       (300,000)       (300,000)

 Net loss for year ended December 31, 1995                                                    (1,482,490)
                                                               --------------------------- ---------------
 Balance at December 31, 1995                                   (141,667)       (300,075)     27,723,112

 Issuance of common stock for cash in connection with
    exercise of options                                                                           36,943

 Issuance of common stock for cash at $7.00 per share, net
    of issuance costs of $2,073,376, in connection with
    the initial public offering in July 1996                                                  17,176,624


 Conversion of Preferred Stock into common stock in connection with the initial public offering in July 1996

 Issuance of common stock for cash at $7.00 per share, net of                                  2,685,375
    commissions of $202,125, in connection with the exercise
    of the underwriters' over-allotment in August 1996

 Net loss for year ended December 31, 1996                                                    (2,440,725)
                                                              -----------------------------  -------------
 Balance at December 31, 1996                                   (141,667)     $ (300,075)   $ 45,181,329
                                                              -----------------------------   ------------

                 See accompanying notes to financial statements

                        Cadus Pharmaceutical Corporation
                        (a development stage corporation)

                            Statements of Cash Flows

                                                                                                                        January 23,
                                                                                                                       1992 (date of
                                                                                                                       inception) to
                                                                       December 31,    December 31,    December 31,     December 31,
                                                                            1996            1995            1994            1996
                                                                       ------------    ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                                               $ (2,440,725)   $ (1,482,490)   $ (1,392,891)   $ (8,431,329)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                          837,984         544,855         103,428       1,583,202
     Loss on trade in of equipment                                             --             2,658            --             2,658
     Extraordinary gain from early extinguishment of debt                      --              --          (158,648)       (158,648)
     Changes in assets and liabilities:
          (Increase) decrease in prepaid and other current assets          (186,242)         10,327         (69,717)       (263,052)
          (Increase) decrease in other assets                               (64,701)          5,088          (6,794)        (69,706)
          Increase (decrease) in deferred revenue                         1,000,000        (645,381)        645,381       1,000,000
          Increase (decrease) in accounts payable                           301,331        (102,595)        238,850         455,794
          Increase in accrued expenses and other current
            liabilities                                                      49,505         366,989          28,266         470,660
                                                                       ------------    ------------    ------------    ------------

               Net cash used in operating activities                       (502,848)     (1,300,549)       (612,125)     (5,410,421)
                                                                       ------------    ------------    ------------    ------------

Cash flows from investing activities:
     Acquisition of fixed assets                                         (1,574,678)     (1,893,858)       (605,096)     (4,433,976)
     Decrease (increase) in restricted cash                               2,380,000      (2,193,000)       (287,000)       (118,000)

     Stockholder borrowing                                                    7,762           7,763          (1,626)         (5,974)
     Investment in partnership                                             (160,660)           --              --          (160,660)
     Patent costs                                                          (181,375)       (192,170)        (16,552)       (443,673)
                                                                       ------------    ------------    ------------    ------------

              Net cash provided by/(used in) investing activities           471,049      (4,271,265)       (910,274)     (5,162,283)
                                                                       ------------    ------------    ------------    ------------

Cash flows from financing activities:
     (Repayments of)/proceeds from bank line of credit                   (2,380,000)      2,193,000         187,000            --
     Payments on bank loans                                                 (17,386)        (15,941)        (12,598)        (45,925)
     (Payments to)/proceeds from stockholder                                   --              --          (250,000)      2,158,648
     Net proceeds from issuance of common stock in public offering       19,861,999            --              --        19,861,999
     Proceeds from issuance of common stock upon exercise of
       stock options                                                         36,943         126,855           8,135         178,633
     Net proceeds from issuance of convertible preferred stock                 --        14,845,142      12,427,258      31,872,101
     Purchase of treasury stock                                                --          (300,000)           --          (300,075)
                                                                       ------------    ------------    ------------    ------------

              Net cash provided by financing activities                  17,501,556      16,849,056      12,359,795      53,725,381
                                                                       ------------    ------------    ------------    ------------

              Net increase in cash and cash equivalents                  17,469,757      11,277,242      10,837,396      43,152,677

Cash and cash equivalents at beginning of period                         25,682,920      14,405,678       3,568,282            --
                                                                       ------------    ------------    ------------    ------------

Cash and cash equivalents at end of period                             $ 43,152,677    $ 25,682,920    $ 14,405,678    $ 43,152,677
                                                                       ============    ============    ============    ============

               See accompanying notes to the financial statements

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


(1)  Organization and Basis of Preparation

     Cadus Pharmaceutical Corporation (the "Company") was incorporated on January 23, 1992 under the laws of the State of Delaware. The Company is focused on the development and application of novel yeast-based and signal transduction drug discovery technologies.

     The Company has accumulated a loss of $8,431,329 from January 23, 1992 (date of inception) to December 31, 1996. Management intends to continue research toward the development of commercial products in order to generate future revenues from license fees, royalties, direct sales and performance of contract research. The Company has financed its operations through the sale of common stock in the public market, the sale of convertible preferred stock and through revenues resulting from research funding provided by its collaborative partners (note 7).

(2)  Significant Accounting Policies

     (a)  Development Stage Enterprise

          The efforts of the Company since inception have been devoted to research and development and raising capital. Accordingly, the financial statements are presented under the guidelines stipulated by the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises."

     (b)  Cash Equivalents

          The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 1996 and 1995, cash equivalents consist of $41,099,144 and $25,324,631, respectively.

     (c)  Fixed Assets

          Fixed assets are stated at cost. Depreciation of equipment and furniture and fixtures is calculated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives of the improvements or the remaining term of the lease.

     (d)  Other Assets, Net


          "Other assets, net" include capitalized patent costs which are amortized on a straight-line basis over fifteen years. At December 31, 1996 and 1995, accumulated amortization is $32,414 and $33,429, respectively.

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


     (e)  Income Taxes

          The Company accounts for income taxes in accordance with the principles set forth in SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires that the Company recognize deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (f)  Research and Development

          Research and development costs are expensed as incurred and include direct costs of research scientists and equipment and an allocation of shared facilities and services.

     (g)  Revenue Recognition

          The Company has entered into research agreements which provide for the payment of nonrefundable fees during the term of the research programs. In addition, the agreements provide for payment of fees when both parties concur that certain milestone events have occurred. These fees are reflected as revenue when earned as related costs are incurred or when agreement is reached that milestone events have occurred.

          Revenue recognized in the accompanying statements of operations is not subject to repayment. Revenue received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

     (h)  Net Loss Per Share


          All common share data has been restated to give effect to a one-for-three reverse stock split effected on July 18, 1996 (see note
          8). Historical earnings per share have not been presented because such amounts are not meaningful due to the significant change in the Company's capital structure that occurred in connection with the Company's initial public offering.

          For the year ended December 31, 1996, primary net loss per share is computed using the weighted average number of shares of common stock outstanding. Common shares issued in connection with the initial public offering and the conversion of the convertible preferred stock are included from the date of issuance. The calculation for

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


          the year ended December 31, 1996 also includes, pursuant to Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 83, stock options (using the treasury stock method and the initial public offering price) issued at prices substantially below the public offering price during the 12-month period prior to the offering as if they were outstanding for the three months ended March 31, 1996. For the remainder of the year ended December 31, 1996, common equivalent shares from stock options are excluded from the computation as their effect is anti-dilutive.

          In addition, for the year ended December 31, 1996, fully diluted net loss per share includes common equivalent shares from convertible preferred stock, which was converted on July 22, 1996, from the beginning of the period to the date of conversion.

          Pro forma net loss per share for the year ended December 31, 1995 is computed using the weighted average number of shares of common stock outstanding. Pursuant to SAB No. 83, the Series B Convertible Preferred Stock (using the if-converted method) and stock options (using the treasury stock method and the initial public offering price) issued at prices substantially below the public offering price during the 12-month period prior to the offering have been included in the calculation. Furthermore, common equivalent shares from convertible preferred stock issued prior to the 12-month period preceding the offering that converted upon the completion of the Company's initial public offering are included in the calculation (using the if-converted method) from the original date of issuance. Common equivalent shares from stock options issued prior to the 12-month period preceding the offering are excluded from the computation as their effect is anti-dilutive.


     (j)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


     (k)  Fair Value of Financial Instruments

          For cash, due from stockholder, accounts payable and accrued expenses and line of credit, the carrying amount approximates the fair value because of the short maturities of those instruments.

          For loans payable to bank the difference between the carrying value and fair value is not material.

     (l)  Stock-Based Compensation

          SFAS No. 123 "Accounting for Stock-Based Compensation," establishes a fair value based method for accounting for stock-based compensation plans and for the measurement basis of transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 requires that reporting entities either elect expense recognition or its disclosure-only alternative for stock-based employee compensation. During 1996, the Company adopted SFAS No. 123 and has elected to continue measuring stock-based employee compensation cost in accordance with the intrinsic value based method of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Therefore, the Company has included in the notes to the financial statements pro forma net income and pro forma earnings per share using the fair value based method for the year ended December 31, 1996 with comparable disclosures for the year ended December 31, 1995.

(3)  Fixed Assets

     Fixed assets, at cost, are summarized as follows at December 31:

                                               1996                1995
                                               ----                ----


          Equipment                         $3,364,781          $2,123,959
          Furniture and fixtures               238,252             167,875
          Leasehold improvements               840,512             577,033
                                            ----------          ----------
                                             4,443,545          $2,868,867
          Less accumulated depreciation
             and amortization                1,488,015             649,016
                                            ----------          ----------

                                            $2,955,530          $2,219,851
                                            ==========          ==========

     Depreciation expense for the years ended December 31, 1996, 1995, 1994, and the period from January 23, 1993 (date of inception) to December 31, 1996 was $839,000, $517,700, $99,200, and $1,550,800, respectively.

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


(4)  Due from Stockholder and Related Party Transactions

     A former stockholder of the Company funded the Company's operations until the Company was able to support its own activities. At the closing of the convertible preferred stock offering in July 1993, $2 million in debt to such stockholder was canceled as consideration for the issuance of 4,376,368 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") (note 7). The remaining debt of $408,648 continued interest free until December 1994 when such debt was repaid for $250,000. As a result of this early extinguishment of indebtedness, the Company recorded an extraordinary gain of $158,648 in the 1994 statement of operations.

     In addition, this former stockholder and certain of its directors and executive officers (who were also directors and officers of the Company) provided certain services to the Company for the period ended December 31, 1992 and for the first three months in the year ended December 31, 1993. These services included purchase ordering, bookkeeping and legal counsel, and have been provided to the Company at no cost, other than direct expense reimbursement.

     A founder of the Company entered into an agreement pursuant to which he was entitled to borrow up to $25,000, drawn at a maximum rate of $5,000 per month, beginning April 1993. Interest accrues on outstanding borrowings at 8% per annum. The outstanding balance was $5,974 and $13,736 at December 31, 1996 and 1995, respectively. The loan is currently being repaid at $646 per month. The loan is secured by 13,334 shares of the founder's common stock in the Company.


     In December 1996, the Company contributed a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a shareholder of the Company is the general partner. The note is payable on December 26, 1998. In addition, the Company purchased for $160,660 a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly owned by the shareholder. Laurel's purpose is to invest, directly or indirectly, in securities of biotechnology companies. The Company has the right to require the shareholder to match any future investment made by the Company in Laurel up to an aggregate investment on the part of the shareholder of $5,000,000. This right expires on the earlier of December 31, 1999 or such time that neither the shareholder nor one of his affiliates is the general partner of Laurel. The Company is not required to make any additional investment in Laurel. The investment in Laurel of $310,660 is included in other assets, net. The investment will be accounted for under the equity method with the recognition of losses limited to the Company's capital contributions.

     See note 7 for further discussion of transactions with related parties.

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


(5)  Line of Credit and Loans Payable to Bank

     The Company obtained an $18,000 loan from a bank for the purchase of equipment in December 1993. The loan bears interest at the rate of 9.50% per annum. Principal and interest payments of approximately $560 per month commenced in January 1994 and continue for a period of 36 months. As of December 31, 1996 and 1995, the balance of this loan was $574 and $6,866, respectively. The loan is secured by cash on deposit with such bank, which is reflected as restricted cash in the accompanying balance sheet.

     The Company obtained a $57,000 loan from a bank for the purchase of equipment in March 1994. The loan bears interest at the rate of 8% per annum. Principal and interest payments of approximately $1,156 per month commenced in April 1994 and continue for a period of 60 months. As of December 31, 1996 and 1995, the balance of this loan was $28,501 and $39,595, respectively. The loan is secured by a certificate of deposit with such bank, which is reflected as restricted cash in the accompanying balance sheet.

     In September 1994, the Company obtained a $1,500,000 secured line of credit with the Bank of New York. In June 1995, the Company increased this secured line of credit from $1,500,000 to $2,500,000. Advances under this line of credit at December 31, 1995 totaled $2,380,000. In September 1996, the

     Company repaid the outstanding line of credit balance of $2,380,000 and canceled the line of credit. Upon repayment and cancellation of the line of credit, the certificates of deposit which acted as collateral on the line were no longer considered restricted cash and instead are classified as cash equivalents on the balance sheet as of December 31, 1996.

     The aggregate maturities of the loans payable to the bank for each of the five years subsequent to December 31, 1996 are as follows: 1997, $12,601; 1998, $13,025; 1999, $3,449; 2000, $0.

(6)  Income Taxes

     Deferred tax assets of approximately $3,787,000 and $2,621,000 at December 31, 1996 and 1995, respectively, relate principally to tax net operating loss carryforwards of $6,576,000 and $5,391,000 and research credit carryforwards of $571,000 and $431,400 at December 31, 1996 and 1995, respectively. An offsetting valuation allowance has been established for the full amount of the deferred tax assets to reduce such assets to zero, as a result of the significant uncertainty regarding their ultimate realization. The aggregate valuation allowance increased $1,166,000 and $588,000 during the years ended December 31, 1996 and 1995, respectively.

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


     The Company's net operating loss carryforwards and research and development tax credit carryforwards noted above expire in various years from 2007 to 2012. The Company's ability to utilize such net operating loss and research and development tax credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986.

     The Company is subject to New York State tax on capital.

(7)  Preferred Stock Purchase and Research Collaboration and License Agreements

     On July 30, 1993, the Company issued 14,879,651 shares of Series A Preferred Stock, $.001 par value, at a purchase price of $.457 per share for aggregate consideration of $4,800,000 in cash and $2,000,000 in satisfaction of indebtedness to a stockholder, before issuance costs of approximately $200,000.

     On July 26, 1994, the Company entered into a Preferred Stock Purchase Agreement with Bristol-Myers Squibb Company ("BMS") and issued 3,571,429 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") to BMS at a purchase price of $3.50 per share for aggregate consideration of $12,500,000, before issuance costs of approximately $73,000.


     In accordance with a related Research Collaboration and License Agreement, BMS has agreed to provide funding to the Company for the conduct of research programs in the amount of up to $4,000,000 each year during the term of the research programs which was due to expire in July 1997. In January 1997, BMS exercised its option to extend its collaboration with the Company for an additional two years through July 1999. For the year ended December 31, 1996, the Company received $5,000,000 in cash and recorded $4,000,000 of revenue and $1,000,000 of deferred revenue pursuant to this agreement. For the year ended December 31, 1995, the Company received $3,354,619 in cash and recorded revenue of $4,000,000. For the year ended December 31, 1994, the Company received $2,000,000 pursuant to this agreement and recorded revenue of $1,354,619 and deferred revenue of $645,381. In August and September 1995, the Company issued an aggregate of 1,250,000 shares of Series B Preferred Stock at $4.00 per share for $5,000,000 in cash to BMS upon the Company's achievement of a research milestone. In addition, BMS is obligated to make payments to the Company upon the achievement of certain scientific and commercial milestones and to pay royalties on sales of products developed under the agreement.

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994

     In November 1995, the Company entered into a Preferred Stock Purchase Agreement with Physica B.V, a subsidiary of Solvay Duphar B.V. ("Solvay Duphar"), and issued 2,500,000 shares of Series B Preferred Stock at a purchase price of $4.00 per share for aggregate consideration of $10,000,000 before issuance costs of approximately $155,000.

     In accordance with a related Research Collaboration and License Agreement, Solvay Duphar will provide funding to the Company for the conduct of research programs in an amount of up to $2,500,000 each year, adjusted for inflation, during the term of the research programs. For the years ended December 31, 1996 and 1995, the Company received and recorded revenue of $2,500,000 and $417,809, respectively. In addition, Solvay Duphar is obligated to make payments to the Company upon the achievement of certain scientific and commercial milestones and to pay royalties on sales of products developed under the agreement. No such payments were received during 1996 or 1995. The Company has reserved the right to use certain hybrid yeast cells that are part of the research program for its own benefit in the discovery of drugs relating to cancer, autoimmune, allergic and inflammatory diseases, with certain specific exclusions. The Company is required to make payments to Solvay Duphar upon the achievement by the Company of certain drug development milestones and to pay Solvay Duphar royalties on the sale of such drugs.

     See note 8 for discussion of the conversion of the Convertible Preferred

     Stock to Common Stock.

(8)  Equity Transactions

     In July 1996, the Company effected a one-for-three reverse Common Stock split and changed the par value of the Common Stock to $.01 from $.001. All Common Stock data have been restated to give effect to this reverse stock split and change in par value for all periods presented.

     In July 1996, the Company completed an initial public offering of 2,750,000 shares of Common Stock at $7.00 per share. The Company received proceeds, net of underwriting discounts, commissions and other initial public offering expenses of $17,176,624. Following the initial public offering, all outstanding shares of the Series A and Series B Preferred Stock were converted into an aggregate of 7,551,514 shares of Common Stock. Upon conversion, the entire class of Convertible Preferred Stock of the Company was canceled and withdrawn from the authorized capital stock of the Company. As a result, upon completion of the offering, the Company's authorized capital consisted of 35,000,000 shares of Common Stock.

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


     In August 1996, the Company sold an additional 412,500 shares of Common Stock at $7.00 per share pursuant to the exercise by the underwriters of an over-allotment option granted to them. The Company received proceeds, net of underwriting discounts and commissions, of $2,685,375.

(9)  Stock Options

     The 1993 Stock Option Plan ("the 1993 Plan") was adopted in January 1993. The 1993 Plan provides for the grant of options to reward executives, consultants and employees in order to foster in such personnel an increased personal interest in the future growth and prosperity of the Company. The options granted under the 1993 Plan may be either incentive stock options or nonqualified options. An aggregate of 666,667 common shares were reserved for issuance under the 1993 Plan.

     Options granted under the 1993 Plan expire no later than ten years from the date of grant. The option price is required to be at least 100% and 85% of the fair market value on the date of grant as determined by the Board of Directors for incentive stock options and nonqualified options, respectively. The options generally become exercisable according to a schedule of vesting as determined by the Compensation Committee of the Board of Directors. The schedule prescribes the date or dates on which the options become exercisable, and may provide that the option rights accrue or become exercisable in installments over a period of months or years.


     Effective May 10, 1996, the 1993 Plan was replaced by the 1996 Incentive Plan ("the 1996 Plan") with respect to all future awards to the Company's employees and consultants. However, awards made under the 1993 Plan will continue to be administered in accordance with the 1993 Plan.

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


     Activity under the 1993 Plan through December 31, 1996 is as follows:

                                                       Options outstanding
                                                    -------------------------
                                                    Number        Weighted
                                                      of          Average
                                                    shares     Exercise Price
                                                    ------     --------------
          Balance at December 31, 1992                 --          $ --

          1993 activity:
             Granted                               453,346          1.49
             Exercised                              (1,667)         1.50
             Canceled                               (5,000)         1.50
                                                   -------
          Balance at December 31, 1993             446,679          1.49
                                                   -------         -----

          1994 activity:
             Granted                               115,490          1.50
             Exercised                              (3,334)         2.44
             Canceled                              (10,334)         2.41
                                                   -------
          Balance at December 31, 1994             548,501          1.47
                                                   -------         -----

          1995 activity:
             Granted                               124,860          2.49
             Exercised                             (10,000)         1.44
             Canceled                              (11,668)         1.39
                                                   -------

          Balance at December 31, 1995             651,693          1.67
                                                   -------         -----

          1996 activity:
             Granted                                   --            --
             Exercised                             (23,877)         1.55
             Canceled                              (10,091)         2.91
                                                   -------
          Balance at December 31, 1996             617,725         $1.65
                                                   =======         -----


     At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.37 to $3.51 and 7 years, respectively.

     At December 31, 1996 and 1995, the number of options exercisable was 486,041 and 429,659, respectively and the weighted-average exercise price of those options was $1.54 and $1.66, respectively.

     The Company entered into stock option agreements not pursuant to any plan with certain directors, employees, founders and consultants. These options generally become exercisable

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


     according to a schedule of vesting as determined by the Compensation Committee of the Board of Directors. The options become exercisable in installments over a period of months or years. As of December 31, 1996, an aggregate of 632,967 common shares were reserved for issuance pursuant to stock option agreements.

     In September 1995, the Board of Directors granted to each director then in office a 30-day option to purchase 8,334 shares of Common Stock at an exercise price of $2.25 per share. In October 1995, six directors exercised their options and purchased 8,334 shares each of Common Stock at $2.25 per share.

     In November 1996, the Compensation Committee granted to certain directors then in office an option to purchase 12,000 shares of Common Stock at an exercise price of $6.75 per share. The options will become exercisable according to a schedule of vesting as determined by the Compensation Committee.


     Activity for all of the above grants through December 31, 1996 is as follows:

                                                          Options outstanding
                                                          -------------------
                                                       Number           Weighted-
                                                         of              Average
                                                       shares        Exercise Price
                                                       ------        --------------
              Balance at December 31, 1993                   --         $     --

              1994 activity:
                 Granted                                 333,334            1.50
                 Exercised                                   --               --
                 Canceled                                    --               --
                                                    ------------
              Balance at December 31, 1994               333,334            1.50
                                                    ------------        --------

              1995 activity:
                 Granted                                 379,639            2.98
                 Exercised                               (50,004)           2.25
                 Canceled                                (16,668)           2.25
                                                    ------------
              Balance at December 31, 1995               646,301            2.29
                                                    ------------        ---------

              1996 activity:
                 Granted                                 120,000            6.75
                 Exercised                                   --               --
                 Canceled                                (25,334)           5.09
                                                    ------------
              Balance at December 31, 1996               740,967        $   2.92
                                                    ============        =========

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


     At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.50 to $6.75 and
     8.5 years, respectively.


     At December 31, 1996 and 1995, the number of options exercisable was 264,499 and 0, respectively and the weighted-average exercise price of those options was $2.39 at December 31, 1996.

     The 1996 Plan was adopted in May 1996. The purpose of the 1996 Plan is to encourage and enable key employees and consultants of the Company to acquire a proprietary interest in the Company through the ownership of the Company's common stock. Such ownership will provide such employees and consultants with a more direct stake in the future welfare of the Company and encourage them to remain with the Company. It is also expected that the 1996 Plan will encourage qualified persons to seek and accept employment with the Company. The options granted under the 1996 Plan may be either incentive stock options or nonqualified options. In December 1996, the maximum number of shares of Common Stock that may be the subject of awards under the 1996 Incentive Plan was increased from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors subject to approval by the stockholders of the Company.

     Options granted under the 1996 Plan expire no later than ten years from the date of grant. The option price is required to be at least 100% of the fair value on the date of grant as determined by the Board of Directors for incentive stock options. The options generally become exercisable according to a schedule of vesting as determined by the Compensation Committee of the Board of Directors. The schedule prescribes the date or dates on which the options become exercisable, and may provide that the option rights accrue or become exercisable in installments over a period of months or years.

     Activity under the 1996 Plan through December 31, 1996 is as follows:

                                                         Options outstanding
                                                         -------------------
                                                      Number           Weighted-
                                                        of             Average
                                                      shares        Exercise Price
                                                      ------        --------------
         Balance at December 31, 1995                      --           $  --

              1996 activity:
                 Granted                              369,864            6.58
                 Exercised                                 --              --
                 Canceled                                  --              --
                                                      -------           -----
         Balance at December 31, 1996                 369,864           $6.58
                                                      =======           =====

     At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $5.75 to $6.625 and 10 years, respectively.

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


     At December 31, 1996, none of these options were exercisable.

     The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date under SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                1996              1995
                                                ----              ----
         Net income - as reported               $ (2,441)         $ (1,482)
         Net income - pro forma                 $ (3,217)         $ (1,546)

         Earnings per share - as reported       $ (.39)           $ (.16)
         Earnings per share - pro forma         $ (.51)           $ (.17)

     Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and compensation cost for options granted prior to January 1, 1995 is not considered.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                1996              1995
                                                ----              ----
         Expected dividend yield                0%                0%
         Expected stock price volatility        0.90              .0001
         Risk-free interest rate                6.00% to 6.66%    5.58% to 6.51%
         Expected life of options               6 years           6 years

     The weighted average grant date fair value of options granted during 1996 and 1995 was $5.02 per share and $.80 per share, respectively.


(10) License and Sponsored Research Agreements

     The Company has entered into several agreements with third parties as part of its program to develop novel classes of therapeutics that target cellular signal transduction pathways. Generally, the agreements provide that the Company will make research payments and will pay license fees and/or maintenance payments, in return for the use of technology and

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


     information and the right to manufacture, use and sell future products. These agreements provide for payments based on the completion of milestone events, as well as royalty payments based upon a percentage of product or assay sales. License fees and maintenance payments for the years ended December 31, 1996, 1995, 1994, and the period from January 23, 1992 (date of inception) to December 31, 1996 amounted to approximately $355,000, $250,000, $236,000 and $948,000, respectively.

(11) Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities are comprised of the following as of December 31, 1996 and 1995:

                                                    1996         1995
                                                    ----         ----
          Accrued legal costs                       $175,000     $    --
          Accrued rent                                65,431      130,845
          Accrued bonuses                             32,500      100,000
          Other accrued expenses and
             current liabilities                     197,729      190,310
                                                    --------     --------

                                                    $470,660     $421,155
                                                    ========     ========

(12) Commitments and Contingencies

     Lease Commitments

     In October 1994, the Company entered into a sublease agreement with Union Carbide Corporation to sublease approximately 18,400 rentable square feet of laboratory/office space in Tarrytown, New York. The term of this agreement is for a period of approximately three years commencing on May 15, 1995 and expiring on December 30, 1997. Pursuant to this agreement, the Company received the first four months rent free, which is being amortized so as to produce a level amount of rent expense over the life of the lease. The unamortized portion has been included in accrued expenses and other current liabilities in the accompanying balance sheet. In addition, the Company delivered an irrevocable letter of credit to Union Carbide in the amount of $40,000 as security for the Company's performance of its obligations under this lease. The letter of credit is secured by a one-year certificate of deposit, which is reflected as restricted cash in the accompanying balance sheet. The Company has the option to lease these facilities directly from the landlord for a five-year period commencing January 1, 1998 and a further option to renew such lease for a five-year period commencing on January 1, 2003. In May 1996, the Company amended its sublease agreement with Union Carbide Corporation and the landlord to sublease an additional 7,376 square feet of laboratory/office space in Tarrytown, New York.

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


     In November 1994, the Company entered into an agreement to sublease 2,989 square feet of laboratory/office space, in Lakewood, Colorado, from Colorado Bio/Medical Venture Center ("CBVC") for a period of 21 months ending on July 9, 1996. In March 1996, the Company extended the sublease agreement for eight additional months, therefore extending the lease expiration date to March 9, 1997. The Company will become a month-to-month tenant beginning March 10, 1997 but has received a letter from the landlord of the Colorado facility agreeing to extend the term of the sublease. In May 1996, the Company subleased an additional 521 square feet of office space from CBVC.

     Future minimum lease payments for the year ending December 31, 1997 are $751,026.

     Rent expense for the years ended December 31, 1996, 1995, and 1994, and the period from January 23, 1992 (date of inception) to December 31, 1996 amounted to approximately $620,600, $434,600, $100,500, and $1,234,900, respectively.

     Employment Agreements

     The Company entered into a two-year employment agreement with its Chief Executive Officer effective as of December 12, 1995. Pursuant to this agreement, the Chief Executive Officer receives a minimum annual base salary of $225,000, is guaranteed an annual bonus equal to 20% of his base salary, and is eligible to receive an additional annual bonus at the discretion of the Compensation Committee of the Board of Directors. The Chief Executive Officer and certain other officers are entitled to termination benefits under certain circumstances.

     Consulting Agreements

     The Company has entered into various consulting agreements, the terms of which do not exceed four years. These agreements generally require the Company to pay consulting fees on a quarterly or per diem basis. These agreements are generally terminable at the Company's or the consultant's option.

(13) Supplemental Cash Flow Information

                                                                     Period from
                                                                   January 23, 1992
                                                                  (date of inception)
                                                                    to December 31,
                              1996          1995          1994            1996
                              ----          ----          ----            ----
     Cash payment for :
        Interest           $110,416        $77,866       $ 5,063        $193,345
                           ========        =======       =======        ========
        Income taxes       $ 45,475        $21,694       $36,994        $104,892
                           ========        =======       =======        ========

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994

     In 1993, in connection with the issuance of the Series A Preferred Stock, $2 million in debt to a stockholder was canceled as consideration for issuance of 4,376,368 shares of Series A Preferred Stock. The remaining debt of $408,648 was converted into a long-term note payable at that time. In December 1994, such debt was settled in full for a cash payment of $250,000.

     In 1994 and 1993, the Company obtained financing of $57,000 and $18,000, respectively, for the purchase of equipment.

(14) Employee Benefits

     The Company has a 401(k) savings plan in which substantially all of its permanent employees are eligible to participate. Annually, the Company's Compensation Committee determines the amount the Company will match of the participants' contributions. In 1996, the Compensation Committee elected to match 50% of the participant's contribution up to a maximum of 6% of the participant's salary for a total Company contribution of $37,856 for the year ended December 31, 1996. No matching contributions were made by the Company prior to the year ended December 31, 1996.

(15) Risks and Uncertainties

     The Company is at an early stage of development and therefore faces certain risks and uncertainties which are present in a young biotechnology company. The Company's yeast-based and signal transduction technologies are novel as drug discovery methods and have not yet been shown to be successful in the development of any commercialized drug. The Company has not completed development of any drugs and does not expect that any drugs resulting from its and its collaborative partners' research and development efforts will be commercially available for a significant number of years, if at all. The Company is dependent on its collaborative partners to fund a substantial portion of its activities over the next several years. Through December 31, 1996, the Company had entered into two collaborative arrangements, however there can be no assurance that the Company will be able to establish additional collaborative arrangements, or that these contracts will continue to be renewed, or that any renewal will be made on terms as favorable to the Company as those contained in the existing contracts. Commencing in July 1998, the research provisions of the Solvay Duphar contract may be terminated for nonperformance under certain circumstances, which termination would result in the Company losing its research funding from such collaborative partner. The termination or expiration of the research provisions of these contracts, or failure by BMS or Solvay Duphar to provide research funding to the Company in breach of its obligations under its contract, could have a material adverse effect on the Company.

                        CADUS PHARMACEUTICAL CORPORATION
                        (a development stage corporation)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994

     In addition, the Company faces risks and uncertainties regarding the future profitability of the Company, ability to obtain additional funding, protection of patents and property rights, competition and technological change, government regulations including the need for product approvals and the changing health care marketplace, and attracting and retaining key officers, employees and consultants.

(16) Subsequent Event

     In February 1997, the Company entered into a research collaboration and license agreement with SmithKline Beecham. During the term of the research collaboration, which expires in February 2002, the Company will seek to identify ligands and to elucidate the function of orphan G protein-coupled receptors included within the collaboration and create high-throughput screens to discover small molecule agonists and antagonists to these receptors.

     During the term of the research collaboration, SmithKline Beecham is required to provide the Company with research funding of $3.0 million each year, adjusted for inflation, and certain other payments, including a $2.0 million payment in February 1998. SmithKline Beecham is also required to make payments to the Company upon the achievement of certain research milestones and upon the achievement by SmithKline Beecham of certain drug development milestones. SmithKline Beecham is also required to pay the Company royalties on the sale of drugs developed through the use of the Company's drug discovery technologies. The Company has co-promotion rights in North America for certain products that may result from the collaboration and rights to certain potential products that SmithKline Beecham may choose not to develop.

     SmithKline Beecham has the right to extend the term of the research collaboration for between two and five years by notice to the Company given prior to February 25, 2001. SmithKline Beecham has the right to terminate the research collaboration after February 25, 1999 (or later under certain circumstances) ("Evaluation Date") if (i) the Company fails to meet certain scientific objectives in connection with the conduct of the research collaboration or (ii) fails to perform its obligations in the conduct of the research collaboration in any material respect and does not cure such failure within a period of 60 days after receiving notice thereof. In the event of such termination, SmithKline Beecham has no further obligation to provide the Company with funding for the research collaboration.

     In February 1997, the Company and SmithKline Beecham Corporation entered into a stock purchase agreement pursuant to which the Company has the option to sell to SmithKline Beecham Corporation (i) shares of the Company's common stock having a then fair market value of $5.0 million during a 90-day period commencing on February 25, 1998 and (ii) shares of the Company's common stock having a then fair market value of $5.0 million, during a 90-day period commencing on the date certain scientific objectives are achieved (subject to the Company achieving such objectives prior to the Evaluation Date and meeting certain financial requirements). In addition, SmithKline Beecham Corporation has the right, at its option, to purchase up to $5.0 million worth of shares of the Company's common stock at 150% of the then fair market value in lieu of making certain research milestone payments. The Company granted SmithKline Beecham Corporation certain registration rights with respect to shares of the Company's common stock which SmithKline Beecham Corporation may purchase pursuant to the stock purchase agreement.