Form 10-Q
period 1997-03-31
CADUS PHARMACEUTICAL CORP
filed 1997-05-14
CIK 911148

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended               March 31, 1997.
                                                            --------------------



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to                  .
                                        ------------------    -----------------

                        Commission file number 0-28674 .
                                               --------

                        CADUS PHARMACEUTICAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

       Delaware                                          13-3660391
---------------------------------           ------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

777 Old Saw Mill River Road, Tarrytown, New York        10591-6705
------------------------------------------------        ----------
    (Address of Principal Executive Offices)            (Zip Code)

     Registrant's Telephone Number, Including Area Code   (914) 345-3344
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

                                                 Yes   X       No
                                                      ---          ---

The number of shares of registrant's common stock, $.01 par value, outstanding as of April 14, 1997 was 12,122,314.

                        CADUS PHARMACEUTICAL CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I -- FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets - March 31, 1997 and December 31, 1996                 3

         Statements of Operations - Three months ended March 31, 1997
         and 1996                                                              4

         Statements of Cash Flows - Three months ended March 31, 1997
         and 1996                                                              5

         Notes to Financial Statements                                       6-8

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9-10

PART II -- OTHER INFORMATION

         Item 1. Legal Proceedings                                            11

         Item 2. Changes in Securities                                        11

         Item 3. Defaults Upon Senior Securities                              11

         Item 4. Submission of Matters to a Vote of Security Holders          11

         Item 5. Other Information                                            11

         Item 6. Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                                    12

EXHIBIT INDEX                                                                 13

                        Cadus Pharmaceutical Corporation

                                 Balance Sheets

                                              March 31,      December 31,
                                                1997            1996
                                            --------------  --------------

           Assets

Current assets:
     Cash and cash equivalents              $  41,022,519   $  43,152,677
     Research support receivable                  243,056               -
     Prepaid and other current assets             289,394         263,052
                                            --------------  --------------
            Total current assets               41,554,969      43,415,729

Restricted cash                                   100,000         118,000
Fixed assets, net of accumulated
    depreciation and amortization of
    $1,680,010 at March 31, 1997 and
    $1,488,015 at December 31, 1996             3,292,778       2,955,530
Deferred tax asset, less valuation
    allowance of $4,091,774 at
    March 31, 1997 and $3,787,000 at
    December 31, 1996                                   -               -
Due from stockholder                                4,033           5,974
Other assets, net                                 845,966         791,625
                                            --------------  --------------

            Total assets                    $  45,797,746   $  47,286,858
                                            ==============  ==============


Liabilities and Stockholders' Equity

Current liabilities:
       Deferred revenue                     $           -    $  1,000,000
       Accounts payable                           685,852         455,794
       Accrued expenses and other
          current liabilities                     309,977         470,660
        Line of credit and loans
           payable to bank-current
           portion                                 11,206          12,601
                                            --------------  --------------
            Total current liabilities           1,007,035       1,939,055

        Loans payable to bank                      14,371          16,474
        Note payable to partnership               150,000         150,000
                                            --------------  --------------
            Total liabilities                   1,171,406       2,105,529

Commitments and contingencies


Stockholders' equity:
Common Stock, $.01 par value.
       Authorized 35,000,000 shares at
       March 31, 1997 and December 31,
       1996; issued 12,263,454 shares at
       March 31, 1997 and 12,202,900
       shares at December 31, 1996;
       outstanding 12,121,787 shares at
       March 31, 1997 and 12,061,233
       shares at December 31, 1996                122,634         122,029
Additional paid-in capital                     53,939,319      53,790,704
Accumulated deficit                            (9,135,538)     (8,431,329)
Treasury stock, 141,667 shares of
       common stock at March 31, 1997
       and December 31, 1996
       respectively, at cost;                    (300,075)       (300,075)
                                            --------------  --------------

            Total stockholders' equity         44,626,340      45,181,329
                                            --------------  --------------

            Total liabilities and
              stockholders' equity          $  45,797,746   $  47,286,858
                                            ==============  ==============

               See accompanying notes to the financial statements

                        Cadus Pharmaceutical Corporation

                            Statements of Operations

                                                  Three Months Ended
                                                      March 31,
                                              1997                 1996
                                          --------------       --------------

Revenues, principally from
    related parties                        $ 1,889,921          $ 1,625,001
                                          --------------       --------------

Costs and expenses:
    Research and development costs           2,239,568            1,654,391
    General and administrative expenses        882,408              317,677
                                          --------------       --------------

       Total costs and expenses              3,121,976            1,972,068
                                          --------------       --------------

Operating loss                              (1,232,055)            (347,067)
                                          --------------       --------------

Interest income                                545,361              359,335
Interest expense                                 1,403               37,855
                                          --------------       --------------

       Interest income, net                    543,958              321,480

Equity in partnership investment (note 2)      (16,112)                   -
                                          --------------       --------------

Loss before income taxes                      (704,209)             (25,587)

State and local taxes                                -               17,580
                                          --------------       --------------

Net loss                                   $  (704,209)         $   (43,167)
                                          ==============       ==============

Net loss per share (note 3)                $     (0.06)         $     (0.00)

Shares used in calculation of net loss
    per share (note 3)                      12,087,997            9,076,960


               See accompanying notes to the financial statements

                        Cadus Pharmaceutical Corporation

                            Statements of Cash Flows

                                                 Three Months Ended
                                                     March 31,
                                               1997               1996
                                         ----------------  -----------------


Cash flows from operating activities:
Net loss                                    $  (704,209)        $  (43,167)
Equity in partnership investment                 16,112                  -
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                 291,460            157,198
  Changes in assets and liabilities:
    Increase in prepaid and other
     current assets                             (26,342)          (329,122)
    Increase in research support
     receivable                                (243,056)                 -
    Decrease (increase) in other assets          42,501            (97,895)
    Decrease in deferred revenue             (1,000,000)                 -
    Increase in accounts payable                230,058             57,465
    Decrease in accrued expenses and
     other current liabilities                 (160,683)          (161,662)
                                         ----------------   ----------------

      Net cash used in operating
       activities                            (1,554,159)          (417,183)
                                         ----------------   ----------------

Cash flows from investing activities:
  Acquisition of fixed assets                  (619,666)          (197,957)
  Decrease in restricted cash                    18,000                  -
  Stockholder borrowing                           1,941              1,940
  Patent costs                                 (121,996)             9,045
                                         ----------------   ----------------

      Net cash used in investing
       activities                              (721,721)          (186,972)
                                         ----------------   ----------------

Cash flows from financing activities:
  Payments on bank loans                         (3,498)            (4,212)
  Proceeds from issuance of common
   stock upon exercise of stock options         149,220             11,425
                                         ----------------   ----------------

      Net cash provided by financing
       activities                               145,722              7,213
                                         ----------------   ----------------


      Net increase in cash and cash
       equivalents                           (2,130,158)          (596,942)

Cash and cash equivalents at beginning
 of period                                   43,152,677         25,682,920
                                         ----------------   ----------------

Cash and cash equivalents at end
 of period                                $  41,022,519      $  25,085,978
                                         ================   ================


               See accompanying notes to the financial statements

                        Cadus Pharmaceutical Corporation

                          Notes to Financial Statements

(1)   Organization and Basis of Preparation

      The information presented as of March 31, 1997 and for the three-month period then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 1996 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.

      Through December 31, 1996, the Company reported as a development stage enterprise in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". Management believes it has commenced its principal operations and these operations have generated significant revenues and, therefore, beginning with the three-month period ended March 31, 1997, the Company will no longer report as a development stage enterprise.

      The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

(2)   Investment in Partnership

      In December 1996, the Company contributed a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a stockholder of the Company is the general partner. The investment is accounted for under the equity method with the recognition of losses limited to the Company's capital contributions. For the period ended March 31, 1997, the Company recognized $16,112 in losses related to the investment.

(3)   Net Loss Per Share

      Net loss per share for the three months ended March 31, 1997 is computed on the basis of the net loss for the period divided by the weighted average number of shares of common stock outstanding during the period. Common stock issuable upon exercise of outstanding stock options is excluded from the calculation as such inclusion would be anti-dilutive.


      Net loss per share for the three months ended March 31, 1996 is computed using the weighted average number of shares of common stock outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, the Series B Convertible Preferred Stock (using the if-converted method) and stock options (using the treasury stock method and the initial public offering price) issued at prices substantially below the public offering price during the 12-month period prior to the offering have been included in the calculation. Furthermore, common equivalent shares from convertible preferred stock issued prior to the 12-month period preceding the offering that converted upon the completion of the Company's initial public offering are included in the calculation (using the if-converted method) from the original date of issuance. Common equivalent shares from stock options issued prior to the 12-month period preceding the offering are excluded from the computation as their effect is anti-dilutive.

                        Cadus Pharmaceutical Corporation

                          Notes to Financial Statements

(4)   Supplemental Cash Flow Information

                                                      Three Months
                                                     ended March 31,
                                                     ---------------
                                                 1997               1996
                                           ------------------------------------
Cash payments for:
      Interest.........................        $ 1,403             $37,855
                                               =======             =======

      Income taxes.....................        $39,000             $17,580
                                               =======             =======


(5)   Research Collaborations

      Bristol- Myers Squibb

      In accordance with its Research Collaboration and License Agreement dated July 26, 1994, Bristol-Myers Squibb Company ("BMS") has agreed to provide funding to the Company for the conduct of research programs in the amount of up to $4,000,000 each year during the term of the research programs which was due to expire in July 1997. In January 1997, BMS exercised its option to extend its collaboration with the Company for an additional two years through July 1999.

      SmithKline Beecham

      In February 1997, the Company entered into a research collaboration and license agreement with SmithKline Beecham ("SmithKline"). During the term of the research collaboration, which expires in February 2002, the Company will seek to identify ligands and to elucidate the function of orphan G protein-coupled receptors included within the collaboration and create high-throughput screens to discover small molecular agonists and antagonists to these receptors.

      During the term of the research collaboration, SmithKline is required to provide the Company with research funding of $3.0 million each year, adjusted for inflation, and certain other payments, including a $2.0 million payment in February 1998. SmithKline is also required to make payments to the Company upon the achievement of certain research milestones and upon the achievement by SmithKline of certain drug development milestones. SmithKline is also required to pay the Company royalties on the sale of drugs developed through the use of the Company's drug discovery technologies. The Company has co-promotion rights in North America for certain products that may result from the collaboration and rights to certain potential products that SmithKline may choose not to develop.

      SmithKline has the right to extend the term of the research collaboration for between two and five years by notice to the Company given prior to February 25, 2001. SmithKline has the right to terminate the research collaboration after February 25, 1999 (or later under certain circumstances) ("Evaluation Date") if (i) the Company fails to meet certain scientific objectives in connection with the conduct of the research collaboration or (ii) fails to perform its obligations in the conduct of the research collaboration in any material respect and does not cure such failure within a period of 60 days after receiving notice thereof. In the event of such termination, SmithKline has no further obligation to provide the Company with funding for the research collaboration.

                        Cadus Pharmaceutical Corporation

                          Notes to Financial Statements

      In February 1997, the Company and SmithKline Beecham Corporation entered into a stock purchase agreement pursuant to which the Company has the option to sell to SmithKline Beecham Corporation (i) shares of the Company's common stock having a then fair market value of $5.0 million during a 90-day period commencing on February 25, 1998 and (ii) shares of the Company's common stock having a then fair value of $5.0 million, during a 90-day period commencing on the date certain scientific objectives are achieved (subject to the Company achieving such objectives prior to the Evaluation Date and meeting certain financial requirements). In addition, SmithKline Beecham Corporation has the right, at its option, to purchase up to $5.0 million worth of shares of the Company's common stock at 150% of the then fair market value in lieu of making certain research milestone payments. The Company granted SmithKline Beecham Corporation certain registration rights with respect to shares of the

      Company's Common Stock which SmithKline Beecham Corporation may purchase pursuant to the stock purchase agreement.

(6)   Recently Issued Accounting Standards

      In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS and fully diluted EPS with basic EPS and diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

      SFAS No. 129 was issued in connection with SFAS No. 128 and specifies the required disclosures about capital structure. Both SFAS No. 128 and No. 129 are effective for financial statements for both interim and annual periods ending after December 31, 1997. It is not expected that the adoption of either of these statements will have a material impact on the Company's financial position or operating results.

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

      The Company has incurred operating losses in each year since its inception and net losses of approximately $704,000 during the three months ended March 31, 1997. At March 31, 1997, the Company had an accumulated deficit of approximately $9.1 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. The Company expects to incur substantial additional operating losses over the next several years as a result of increases in its expenses for research and product development.

Results of Operations

      Three Months Ended March 31, 1997 and March 31, 1996


      Revenues

      Revenues for the three months ended March 31, 1997 increased to $1.9 million from $1.6 million for the same period in 1996. This increase was attributable to the commencement in February 1997 of research funding from SmithKline Beecham, one of the Company's collaborative partners.

      Operating Expenses

      The Company's research and development expenses for the three months ended March 31, 1997 increased to $2.2 million from $1.7 million for the same period in 1996. This increase was attributable primarily to increases in staffing and supplies for the Company's internal programs, including expansion of its chemistry capabilities, as well as facilities expenses in connection with the Company's occupancy of additional laboratory space.

      General and administrative expenses for the three months ended March 31, 1997 increased to $882,000 from $318,000 for the same period in 1996. This increase was attributable primarily to expenses in connection with the Company's ongoing patent infringement litigation, and the hiring of management personnel, as well as an increase in the Company's directors and officers liability insurance premium resulting from the Company's initial public offering.

      Interest Income

      Net interest income for the three months ended March 31, 1997 increased to $544,000 from $321,000 for the same period in 1996. This increase related primarily to interest earned on the net proceeds from Company's initial public offering as well as the reduction in interest expense on the line of credit, which was repaid in September 1996.

      Net Loss

      The net loss for the three months ended March 31, 1997 increased to $704,000 from $43,000 for the same period in 1996. The increase can be attributed to an increase in the operating expenses of the Company as described above, which was partially offset by increases in revenues and interest income.

Liquidity and Capital Resources

      At March 31, 1997, the Company's cash and cash equivalents totaled $41.0 million. The Company's working capital at March 31, 1997 was $40.5 million.

      The Company invested $620,000 in property and equipment during the three months ended March 31, 1997. The Company expects capital expenditures to increase over the next several years as it expands facilities to support the planned expansion of research and development efforts.

      The Company intends to increase its expenditures substantially over the next several years to enhance its technologies and pursue internal proprietary drug discovery programs. The Company believes that its existing capital resources, together with interest income and future payments due under its research collaborations, will be sufficient to support its current and projected funding requirements through the end of 2000. The Company's capital requirements may vary as a result of a number of factors, including the progress of its drug discovery programs, competitive and technological developments, the continuation of its existing collaborative agreements and the establishment of additional collaborative agreements, and the progress of the development efforts of the Company's corporate partners. The Company expects that it will require significant additional financing in the future, which it may seek to raise through public or private equity offerings, debt financing or additional corporate partnerships. No assurance can be given that such additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to the Company. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's stockholders. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is forward-looking information, and, as such, actual results may vary.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Nothing to report.

Item 2.  Changes in Securities

                  (c) In February 1997, the Company granted an option to acquire 200,000 shares of its Common Stock and an option to acquire 100,000 shares of its Common Stock to its Chief Executive Officer pursuant to the Company's 1996 Incentive Plan, which options were not registered under the Securities Act of 1933, as amended (the "Act"), at the time of grant in reliance on an exemption from required registration pursuant to section 4(2) of the Act. The option to acquire 200,000 shares of the Company's Common Stock is exercisable at $13.375 per share, has a ten-year term and vests in equal monthly installments over a three-year period. The option to acquire 100,000 shares of the Company's Common Stock is exercisable at $20.00 per share, has a ten year term and vests on February 5, 2000.

Item 3.  Defaults Upon Senior Securities

         Nothing to report.

Item 4.  Submission of Matters to a Vote of Security-Holders

         Nothing to report.

Item 5.  Other Information

                  (a) On April 1, 1997, the Company amended its License Agreement, dated November 1, 1994, with the National Jewish Center for Immunology and Respiratory Medicine ("NJC") to obtain the right to license any and all technologies useful in identifying compounds that regulate cellular transduction pathways invented by Drs. Gary L. Johnson and/or John C. Cambier from November 1, 1994, to the end of an option period. Once licensed, such technologies will be subject to the terms of the License Agreement. The Company obtained this right in return for certain payments to NJC.

Item 6.  Exhibits and Reports on Form 8-K.

                  (a) The exhibits listed in the Exhibit Index are included in this report.

                  (b) Reports on Form 8-K

                  On March 11, 1997, the Company filed a report on Form 8-K to report that it had entered into a research collaboration and license agreement with SmithKline Beecham Corporation and SmithKline Beecham p.l.c. (collectively, "SmithKline") on February 25, 1997, pursuant to which (i) the Company will seek to elucidate the function of orphan G protein-coupled receptors included within the collaboration and to create high-throughput screens to discover chemical compounds (i.e. potential drugs) that interact with these receptors and (ii) SmithKline will provide the Company with research funding, payments upon the achievement of certain research milestones and upon the achievement by SmithKline of certain drug development milestones, and royalties upon the sale of drugs developed through the use of the Company's drug discovery technologies. The Report on Form 8-K also reports that, on February 25, 1997, the Company and SmithKline Beecham Corporation entered into a stock purchase agreement pursuant to which the Company has the option to sell to SmithKline Beecham Corporation
(i) shares of the Company's Common Stock valued at $5.0 million during a 90-day period commencing on February 25, 1998 and (ii) shares of the Company's Common Stock valued at $5.0 million if it achieves certain scientific objectives prior to February 25, 1999 (or later under certain circumstances).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CADUS PHARMACEUTICAL CORPORATION
                          (Registrant)

Date: May 14, 1997     By /s/ JAMES S. RIELLY
                          ----------------------------------------------------
                          James S. Rielly
                          Director of Finance, Controller and Treasurer (Authorized Officer and Principal Financial Officer)

                                  EXHIBIT INDEX

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

         Exhibit No.               Description

            10.1*                First Amendment to License Agreement dated
                                 April 1, 1997 between National Jewish Center
                                 for Immunology and Respiratory Medicine and
                                 the Company.
            11                   Computation of Net Loss Per Share
            27                   Financial Data Schedule


* Certain information in this exhibit is subject to an application for confidential treatment.