Form 10-Q
period 1997-06-30
CADUS PHARMACEUTICAL CORP
filed 1997-08-13
CIK 911148

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  June 30, 1997
                                                  -------------



[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________.

                        Commission file number 0-28674.

                        CADUS PHARMACEUTICAL CORPORATION
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                  13-3660391
--------------------------------          ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

777 Old Saw Mill River Road, Tarrytown, New York               10591-6705
------------------------------------------------        ----------------------
     (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code          (914) 345-3344
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

The number of shares of registrant's common stock, $.01 par value, outstanding as of July 16, 1997 was 12,416,119.

                        CADUS PHARMACEUTICAL CORPORATION

                                      INDEX

                                                                                                  Page No.

PART I       --   CONDENSED FINANCIAL INFORMATION

             Item 1.       Condensed Financial Statements

                           Condensed Balance Sheets - June 30, 1997 and December 31, 1996                3

                           Condensed Statements of Operations - Three and six months
                           ended June 30, 1997 and 1996                                                  4

                           Condensed Statements of Cash Flows - Six months ended
                           June 30, 1997 and 1996                                                        5

                           Notes to Condensed Financial Statements                                     6-8

             Item 2.       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                        9-11


PART II      --   OTHER INFORMATION

             Item 1.       Legal Proceedings                                                            12

             Item 2.       Changes in Securities                                                        12

             Item 3.       Defaults Upon Senior Securities                                              12

             Item 4.       Submission of Matters to a Vote of Security Holders                          12

             Item 5.       Other Information                                                            13

             Item 6.       Exhibits and Reports on Form 8-K                                             13


SIGNATURES                                                                                              14

EXHIBIT INDEX                                                                                           15

                        Cadus Pharmaceutical Corporation

                            Condensed Balance Sheets

                                                                                June 30,          December 31,
                                                                                  1997                1996
                                                                              ------------        ------------
                                     Assets

Current assets:
     Cash and cash equivalents                                                $ 38,054,350        $ 43,152,677
     Prepaid and other current assets                                              158,887             263,052
                                                                              ------------        ------------
               Total current assets                                             38,213,237          43,415,729

Restricted cash                                                                     40,000             118,000
Fixed assets, net of accumulated depreciation and amortization of
    $2,005,778 at June 30, 1997 and $1,488,015 at December 31, 1996              3,297,396           2,955,530
Investments in other ventures                                                    2,010,643             310,660
Other assets, net                                                                  713,759             486,939
                                                                              ------------        ------------
               Total assets                                                   $ 44,275,035        $ 47,286,858
                                                                              ============        ============

                      Liabilities and Stockholders' Equity

Current liabilities:
       Deferred revenue                                                       $         --        $  1,000,000
       Accounts payable, accrued expenses and other current liabilities            927,405             926,454
       Line of credit and loans payable to bank-current portion                         --              12,601
                                                                              ------------        ------------
               Total current liabilities                                           927,405           1,939,055

       Loans payable to bank                                                            --              16,474
       Note payable to partnership                                                 150,000             150,000
                                                                              ------------        ------------
               Total liabilities                                                 1,077,405           2,105,529

Commitments and contingencies

Stockholders' equity:
Common stock                                                                       124,143             122,029
Additional paid-in capital                                                      54,238,980          53,790,704
Accumulated deficit                                                            (10,865,418)         (8,431,329)
Treasury stock                                                                    (300,075)           (300,075)
                                                                              ------------        ------------

               Total stockholders' equity                                       43,197,630          45,181,329
                                                                              ------------        ------------


               Total liabilities and stockholders' equity                     $ 44,275,035        $ 47,286,858
                                                                              ============        ============

          See accompanying notes to the condensed financial statements

                        Cadus Pharmaceutical Corporation

                       Condensed Statements of Operations

                                                     Three Months Ended                      Six Months Ended
                                                          June 30,                                June 30,
                                                  1997                1996                1997                1996
                                              ------------        ------------        ------------        ------------
Revenues, principally from
    related parties                           $  2,271,865        $  1,625,001          $4,161,786        $  3,250,002
                                              ------------        ------------        ------------        ------------

Costs and expenses:
    Research and development costs               3,128,962           1,783,294           5,368,530           3,437,685
    General and administrative expenses          1,106,192             302,839           1,988,600             620,516
                                              ------------        ------------        ------------        ------------

       Total costs and expenses                  4,235,154           2,086,133           7,357,130           4,058,201
                                              ------------        ------------        ------------        ------------

Operating loss                                  (1,963,289)           (461,132)         (3,195,344)           (808,199)
                                              ------------        ------------        ------------        ------------

Interest income                                    541,782             364,610           1,087,143             723,945
Interest expense                                     1,351              31,004               2,754              68,859
                                              ------------        ------------        ------------        ------------

       Interest income, net                        540,431             333,606           1,084,389             655,086

Equity in other ventures (note 2)                 (283,905)                 --            (300,017)                 --
                                              ------------        ------------        ------------        ------------
Loss before income taxes                        (1,706,763)           (127,526)         (2,410,972)           (153,113)

State and local taxes                               23,117               6,000              23,117              23,580
                                              ------------        ------------        ------------        ------------
Net loss                                      $ (1,729,880)       $   (133,526)       $ (2,434,089)       $   (176,693)
                                              ============        ============        ============        ============
Net loss per share (note 3)                   $      (0.14)       $      (0.10)       $      (0.20)       $      (0.03)

Shares used in calculation of net loss
    per share (note 3)                          12,174,009           1,331,676          12,131,003           5,204,317

          See accompanying notes to the condensed financial statements

                        Cadus Pharmaceutical Corporation

                       Condensed Statements of Cash Flows

                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                             1997                 1996
                                                                                         ------------        ------------
Cash flows from operating activities:

Net loss                                                                                 $ (2,434,089)       $   (176,693)
Equity in other ventures                                                                      300,017                  --
Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                      627,667             347,897
           Changes in assets and liabilities:
                Decrease (increase) in prepaid and other current assets                       104,165            (541,510)
                Decrease (increase) in other assets                                             4,355            (148,099)
                Decrease in deferred revenue                                               (1,000,000)                 --
                Increase (decrease) in accounts payable,accrued expenses and other
                    current liabilities                                                           951            (402,081)
                                                                                         ------------        ------------

                         Net cash used in operating activities                             (2,396,934)           (920,486)
                                                                                         ------------        ------------

Cash flows from investing activities:

            Acquisition of fixed assets                                                      (950,050)           (461,323)
            Decrease in restricted cash                                                        78,000                  --
            Stockholder borrowing                                                               3,881               3,881
            Investment in other ventures                                                   (2,000,000)                 --
            Patent costs                                                                     (254,539)            (57,729)
                                                                                         ------------        ------------

                         Net cash used in investing activities                             (3,122,708)           (515,171)
                                                                                         ------------        ------------

Cash flows from financing activities:

            Payments on bank loans                                                            (29,075)             (8,508)
            Proceeds from issuance of common stock upon exercise of stock options             450,390              11,425
                                                                                         ------------        ------------

                         Net cash provided by financing activities                            421,315               2,917
                                                                                         ------------        ------------

                         Net decrease in cash and cash equivalents                         (5,098,327)         (1,432,740)


 Cash and cash equivalents at beginning of period                                          43,152,677          25,682,920
                                                                                         ------------        ------------

 Cash and cash equivalents at end of period                                              $ 38,054,350        $ 24,250,180
                                                                                         ============        ============

          See accompanying notes to the condensed financial statements

                        Cadus Pharmaceutical Corporation

                     Notes to Condensed Financial Statements

(1)   Organization and Basis of Preparation

      The information presented as of June 30, 1997 and for the three and six month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 1996 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.

      Through December 31, 1996, the Company reported as a development stage enterprise in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". Management believes it has commenced its principal operations and these operations have generated significant revenues and therefore, beginning with the three-month period ended March 31, 1997, the Company no longer reports as a development stage enterprise.

      The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

(2)   Investments in Other Ventures

      Partnership Interest

      In December 1996, the Company contributed a $310,660 in exchange for a 89% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a stockholder of the Company is the general partner. The investment is accounted for under the equity method with the recognition of losses limited to the Company's capital contributions. For the three and six month periods ended June 30, 1997, the Company recognized $126,092 and $142,204, respectively in losses related to the investment.

      Investment in Axiom Biotechnologies

      In May 1997, the Company purchased $2.0 million of convertible preferred stock in Axiom Biotechnologies Inc. ("Axiom"), representing approximately 26% of the outstanding shares of Axiom on an as converted basis. As part of the arrangement, Axiom has agreed to deliver and license to Cadus its first High Throughput Pharmacological Screening (HT-PSTM) System. The Company has agreed to purchase an additional $2.0 million of convertible preferred stock in Axiom if the Company receives and accepts Axiom's HT-PSTM System on or prior to May 29, 1998. This would increase the Company's equity interest in Axiom to approximately 38% of Axiom's then outstanding shares on an as converted basis. The investment is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses to the extent that the Company's investment is funding those losses. For the three and six month periods ended June 30, 1997, the Company recognized $157,813 in losses generated by Axiom.

(3)   Net Loss Per Share

      Net loss per share for the three and six month periods ended June 30, 1997 and the three month period ended June 30, 1996, is computed on the basis of the net loss for the period divided by the weighted average number of shares of common stock outstanding during the period. Common stock issuable upon exercise of outstanding stock options is excluded from the calculation as such inclusion would be anti-dilutive.

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

      For the three-month period ended June 30, 1996, common equivalent shares from stock options and convertible preferred stock are excluded from the computation as their effect is anti-dilutive.

(4)   Supplemental Cash Flow Information

                                                      Six Months
                                                    ended June 30,
                                                1997                1996
                                             -------------------------------
      Cash payments for:
      Interest.............................    $2,754              $68,859
                                               ======              =======


      Income taxes.........................    $23,117             $23,580
                                               =======             =======


(5)   Research Collaborations

      Bristol-Myers Squibb

      In accordance with its Research Collaboration and License Agreement dated July 26, 1994, Bristol-Myers Squibb Company ("BMS") has agreed to provide funding to the Company for the conduct of research programs in an amount of up to $4.0 million each year during the term of the research programs which was due to expire in July 1997. In January 1997, BMS exercised its option to extend its collaboration with the Company for an additional two years through July 1999.

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

(6)   Subsequent Event

      On July 14, 1997, the Company announced plans to relocate its Lakewood, Colorado operations to New York. Currently, eleven scientists and one administrative person are employed at the Colorado facility. The Company expects to complete the relocation by September 30, 1997 at an estimated cost of $400,000 to $800,000.

(7)   Recently Issued Accounting Standards

      In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS and fully diluted EPS with basic EPS and diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

      SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. It is not expected that the adoption of this statement will have a material impact on the Company's financial position or operating results.

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

      The Company has incurred operating losses in each year since its inception and net losses of approximately $2.4 million during the six months ended June 30, 1997. At June 30, 1997, the Company had an accumulated deficit of approximately $10.9 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. The Company expects to incur substantial additional operating losses over the next several years as a result of increases in its expenses for research and product development.

Results of Operations

      Six Months Ended June 30, 1997 and June 30, 1996

      Revenues

      Revenues for the six months ended June 30, 1997 increased to $4.2 million from $3.3 million for the same period in 1996. This increase was attributable to the commencement in February 1997 of research funding from SmithKline Beecham ("Smithkline"), one of the Company's collaborative partners.

      Operating Expenses

      The Company's research and development expenses for the six months ended June 30, 1997 increased to $5.4 million from $3.4 million for the same period in 1996. This increase was attributable primarily to increases in staffing and supplies for the SmithKline collaboration and the Company's internal programs, including expansion of its chemistry and bioinformatics capabilities, as well as facilities expenses in connection with the Company's occupancy of additional laboratory space.

      General and administrative expenses for the six months ended June 30, 1997 increased to $2.0 million from $621,000 for the same period in 1996. This increase was attributable primarily to increased legal expenses, the hiring of management personnel, and the increase in the Company's directors and officers liability insurance premium and other administrative expenses resulting from the regulatory requirements of being a public company.


      Equity in Other Ventures

      Equity in other ventures decreased as a result of losses associated with the Company's two equity investments. The Company recognized losses of $142,204 and $157,813 for the six months ended June 30, 1997 in connection with its investments in Laurel Partners Limited Partnership and Axiom Biotechnologies Inc., respectively.

      Interest Income

      Net interest income for the six months ended June 30, 1997 increased to $1.1 million from $655,000 for the same period in 1996. This increase related primarily to interest earned on the net proceeds from the Company's initial public offering as well as the reduction in interest expense on the line of credit, which was repaid in September 1996.

      Net Loss

      The net loss for the six months ended June 30, 1997 increased to $2.4 million from $177,000 for the same period in 1996. The increase can be attributed to an increase in the operating expenses of the Company as described above, which was partially offset by increases in revenues and interest income.

      Three Months Ended June 30, 1997 and June 30, 1996

      Revenues

      Revenues for the three months ended June 30, 1997 increased to $2.3 million from $1.6 million for the same period in 1996. This increase was attributable to the commencement in February 1997 of research funding from SmithKline, one of the Company's collaborative partners.

      Operating Expenses

      The Company's research and development expenses for the three months ended June 30, 1997 increased to $3.1 million from $1.8 million for the same period in 1996. This increase was attributable primarily to increases in staffing and supplies for the SmithKline collaboration and the Company's internal programs, including expansion of its chemistry and bioinformatics capabilities, as well as facilities expenses in connection with the Company's occupancy of additional laboratory space.

      General and administrative expenses for the three months ended June 30, 1997 increased to $1.1 million from $303,000 for the same period in 1996. This increase was attributable primarily to increased legal expenses, the hiring of management personnel, and the increase in the Company's directors and officers liability insurance premium and other administrative expenses resulting from the regulatory requirements of being a public company.


      Interest Income

      Net interest income for the three months ended June 30, 1997 increased to $540,000 from $334,000 for the same period in 1996. This increase related primarily to interest earned on the net proceeds from the Company's initial public offering as well as the reduction in interest expense on the line of credit, which was repaid in September 1996.

      Equity in Other Ventures

      Equity in other ventures decreased as a result of losses associated with the Company's two equity investments. The Company recognized losses of $126,092 and $157,813 for the three months ended June 30, 1997 in connection with its investments in Laurel Partners Limited Partnership and Axiom Biotechnologies Inc., respectively.

      Net Loss

      The net loss for the three months ended June 30, 1997 increased to $1.7 million from $134,000 for the same period in 1996. The increase can be attributed to an increase in the operating expenses of the Company as described above, which was partially offset by increases in revenues and interest income.

      Liquidity and Capital Resources

      At June 30, 1997, the Company's cash and cash equivalents totaled $38.1 million. The Company's working capital at June 30, 1997 was $37.3 million.

      In May 1997, the Company purchased $2.0 million of convertible preferred stock in Axiom Biotechnologies Inc. ("Axiom"). The Company has agreed to purchase an additional $2.0 million of convertible preferred stock in Axiom if the Company receives and accepts Axiom's High Throughput Pharmacological Screening System on or prior to May 29, 1998.

      The Company invested $950,000 in property and equipment during the six months ended June 30, 1997. The Company expects capital expenditures to increase over the next several years as it expands facilities to support the planned expansion of research and development efforts.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  Nothing to report.

Item 2.           Changes in Securities

                  Nothing to report.

Item 3.           Defaults Upon Senior Securities

                  Nothing to report.

Item 4.           Submission of Matters to a Vote of Security Holders

                  On June 19, 1997, the Company held its annual meeting of stockholders in Tarrytown, New York. The holders of 11,237,323 shares of Common Stock were present or represented by proxy and, accordingly, a quorum was present and matters were voted on as follows:

                  (a) The following persons were re-elected directors of the
                  Company:

                                               Votes For      Votes Withheld
                                               ---------      --------------
                    Theodore Altman            11,080,539         156,784
                    Harold First               11,073,239         164,084
                    Carl C. Icahn              11,080,699         156,624
                    Jeremy M. Levin            11,229,306           8,017
                    Peter S. Liebert           11,081,939         155,384
                    Robert J. Mitchell         11,072,439         164,884
                    Lawrence D. Muschek        11,229,606           7,717
                    Mark H. Rachesky           10,339,011         898,312

                    Leon E. Rosenberg          11,229,566           7,757
                    Nicole Vitullo             11,229,566           7,757
                    Samuel D. Waksal           11,223,606          13,717
                    Jack G. Wasserman          11,081,139         156,184

                  (b) The proposal to approve the amendment to the Company's 1996 Incentive Plan (the "Plan") that (i) increases the maximum number of shares of Common Stock that may be the subject of awards under the Plan by 500,000 from 333,334 shares to 833,334 shares and (ii) provides that directors will be eligible to receive awards under the Plan was approved by the stockholders. 8,735,947 shares of Common Stock voted for the proposal, 940,057 shares voted against the proposal and 3,540 shares abstained. There were 1,557,779 broker non-votes with respect to the proposal.

                  (c) The proposal to ratify the grant of stock options to nine non-employee directors to purchase an aggregate of 108,000 shares of Common Stock was approved by the stockholders. 8,711,446 shares of Common Stock voted for the proposal, 964,168 shares voted against the proposal and 3,930 shares abstained. There were 1,557,779 broker non-votes with respect to the proposal.

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

                           CADUS PHARMACEUTICAL CORPORATION
                           (Registrant)

Date: August 14, 1997    By
                           ----------------------------------------------------
                           James S. Rielly
                           Director of Finance, Controller and Treasurer (Authorized Officer and Principal Financial Officer)

                                  EXHIBIT INDEX


The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

                Exhibit No.         Description
                -----------         -----------

                     11             Computation of Net Loss Per Share

                     27             Financial Data Schedule