Form 10-Q
period 1997-09-30
CADUS PHARMACEUTICAL CORP
filed 1997-11-12
CIK 911148

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended      September 30, 1997
                                                     ------------------

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to ____________.

                         Commission file number     0-28674.
                                                    --------

                        CADUS PHARMACEUTICAL CORPORATION
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                      13-3660391
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

777 Old Saw Mill River Road, Tarrytown, New York               10591-6705
------------------------------------------------             --------------
     (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code           (914) 467-6200
                                                             --------------

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

The number of shares of registrant's common stock, $.01 par value, outstanding as of October 13, 1997 was 12,327,410.

                        CADUS PHARMACEUTICAL CORPORATION

                                      INDEX

                                                                                               Page No.
                                                                                               --------
PART I    --   CONDENSED FINANCIAL INFORMATION

          Item 1.       Condensed Financial Statements

                        Condensed Balance Sheets - September 30, 1997 and                             3
                        December 31, 1996

                        Condensed Statements of Operations - Three and nine months
                        ended September 30, 1997 and 1996                                             4

                        Condensed Statements of Cash Flows - Nine months ended
                        September 30, 1997 and 1996                                                   5

                        Notes to Condensed Financial Statements                                     6-8


          Item 2.       Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                        9-11


PART II   --   OTHER INFORMATION

          Item 1.       Legal Proceedings                                                            12

          Item 2.       Changes in Securities                                                        12

          Item 3.       Defaults Upon Senior Securities                                              12

          Item 4.       Submission of Matters to a Vote of Security Holders                          12

          Item 5.       Other Information                                                            12

          Item 6.       Exhibits and Reports on Form 8-K                                             12


SIGNATURES                                                                                           13


EXHIBIT INDEX                                                                                        14

                        Cadus Pharmaceutical Corporation

                            Condensed Balance Sheets

                                                                               September 30,       December 31,
                                                                                   1997                1996
                                                                               ------------        ------------
                                     Assets

Current assets:
     Cash and cash equivalents                                                 $ 36,877,143        $ 43,152,677
     Prepaid and other current assets                                               344,014             263,052
                                                                               ------------        ------------
               Total current assets                                              37,221,157          43,415,729

Restricted cash                                                                      40,000             118,000
Fixed assets, net of accumulated depreciation and amortization of
    $2,346,389 at September 30, 1997 and $1,488,015 at December 31, 1996          3,100,015           2,955,530
Investments in other ventures                                                     1,629,837             310,660
Other assets, net                                                                   780,474             486,939
                                                                               ------------        ------------

               Total assets                                                    $ 42,771,483        $ 47,286,858
                                                                               ============        ============


                      Liabilities and Stockholders' Equity

Current liabilities:
       Deferred revenue                                                        $         --        $  1,000,000
       Accounts payable, accrued expenses and other current liabilities             516,043             926,454
        Line of credit and loans payable to bank-current portion                         --              12,601
                                                                               ------------        ------------
               Total current liabilities                                            516,043           1,939,055

        Loans payable to bank                                                            --              16,474
        Note payable to partnership                                                 150,000             150,000
                                                                               ------------        ------------
               Total liabilities                                                    666,043           2,105,529

Commitments and contingencies

Stockholders' equity:
Common stock                                                                        124,576             122,029
Additional paid-in capital                                                       54,347,301          53,790,704
Accumulated deficit                                                             (12,066,362)         (8,431,329)
Treasury stock                                                                     (300,075)           (300,075)
                                                                               ------------        ------------


               Total stockholders' equity                                        42,105,440          45,181,329
                                                                               ------------        ------------

               Total liabilities and stockholders' equity                      $ 42,771,483        $ 47,286,858
                                                                               ============        ============

            See accompanying notes to condensed financial statements

                        Cadus Pharmaceutical Corporation

                       Condensed Statements of Operations

                                                             Three Months Ended                 Nine Months Ended
                                                                September 30,                      September 30,
                                                           1997              1996              1997              1996
                                                       ------------      ------------      ------------      ------------
Revenues, principally from
    related parties                                    $  2,402,364      $  1,625,000      $  6,564,150      $  4,875,002
                                                       ------------      ------------      ------------      ------------


Costs and expenses:
    Research and development costs                        2,962,939         2,417,111         8,331,469         5,854,796
    General and administrative expenses                     820,070           538,901         2,808,670         1,159,417
                                                       ------------      ------------      ------------      ------------

       Total costs and expenses                           3,783,009         2,956,012        11,140,139         7,014,213
                                                       ------------      ------------      ------------      ------------

Operating loss                                           (1,380,645)       (1,331,012)       (4,575,989)       (2,139,211)
                                                       ------------      ------------      ------------      ------------

Interest income                                             501,953           544,859         1,589,096         1,268,804
Interest expense                                              4,611            35,988             7,365           104,847
                                                       ------------      ------------      ------------      ------------

       Interest income, net                                 497,342           508,871         1,581,731         1,163,957

Equity in other ventures (note 2)                          (380,806)               --          (680,823)               --
                                                       ------------      ------------      ------------      ------------

Loss before income taxes                                 (1,264,109)         (822,141)       (3,675,081)         (975,254)

State and local taxes                                       (63,165)               --           (40,048)           23,580
                                                       ------------      ------------      ------------      ------------

Net loss                                               $ (1,200,944)     $   (822,141)     $ (3,635,033)     $   (998,834)
                                                       ============      ============      ============      ============

Net loss per share (note 3)                            $      (0.10)     $      (0.08)     $      (0.30)     $      (0.23)

Shares used in calculation of net loss
    per share (note 3)                                   12,295,474        10,200,160        12,185,827         4,354,145

Net loss per share assuming full dilution (note 3)                       $      (0.07)                       $      (0.10)


Shares used in calculation of net loss per share
     assuming full dilution (note 3)                                       11,433,556                           9,698,861

            See accompanying notes to condensed financial statements

                        Cadus Pharmaceutical Corporation

                       Condensed Statements of Cash Flows


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                         1997              1996
                                                                                     ------------      ------------
Cash flows from operating activities:
Net loss                                                                             $ (3,635,033)     $   (998,834)
Equity in other ventures                                                                  680,823                --
Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                  980,640           578,785
           Changes in assets and liabilities:
                Increase in prepaid and other current assets                              (80,962)         (303,352)
                Decrease (increase) in other assets                                         2,993          (124,147)
                (Decrease) increase in deferred revenue                                (1,000,000)        1,000,000
                (Decrease) increase in accounts payable, accrued expenses and
                           other current liabilities                                     (410,411)           77,549
                                                                                     ------------      ------------

                         Net cash (used in)/provided by operating activities           (3,461,950)          230,001
                                                                                     ------------      ------------

Cash flows from investing activities:
            Acquisition of fixed assets                                                (1,093,283)         (973,331)
            Decrease in restricted cash                                                    78,000         2,380,000
            Stockholder borrowing                                                           5,822             5,821
            Investment in other ventures                                               (2,000,000)               --
            Patent costs                                                                 (334,192)         (127,822)
                                                                                     ------------      ------------

                         Net cash (used in)/provided by investing activities           (3,343,653)        1,284,668
                                                                                     ------------      ------------

Cash flows from financing activities:
            Payments on bank loans                                                        (29,075)       (2,392,897)
            Proceeds from issuance of common stock and exercise of stock options          559,144        19,853,705
                                                                                     ------------      ------------

                         Net cash provided by financing activities                        530,069        17,460,808
                                                                                     ------------      ------------

                         Net (decrease) increase in cash and cash equivalents          (6,275,534)       18,975,477

 Cash and cash equivalents at beginning of period                                      43,152,677        25,682,920
                                                                                     ------------      ------------


 Cash and cash equivalents at end of period                                          $ 36,877,143      $ 44,658,397
                                                                                     ============      ============

            See accompanying notes to condensed financial statements

                        Cadus Pharmaceutical Corporation

                     Notes to Condensed Financial Statements

(1)  Organization and Basis of Preparation

      The information presented as of September 30, 1997 and for the three and nine month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 1996 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

      The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

(2)   Investments in Other Ventures

      Partnership Interest

      In December 1996, the Company contributed $310,660 in exchange for a 89% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a stockholder of the Company is the general partner. The investment is accounted for under the equity method with the recognition of losses limited to the Company's capital contributions. For the three and nine month periods ended September 30, 1997, the Company recognized $15,973 and $158,177, respectively in losses related to the investment.

      Investment in Axiom Biotechnologies

      In May 1997, the Company purchased $2.0 million of convertible preferred stock in Axiom Biotechnologies Inc. ("Axiom"), representing approximately 26% of the outstanding shares of Axiom on an as converted basis. The

      Company has agreed to purchase an additional $2.0 million of convertible preferred stock in Axiom if the Company receives and accepts Axiom's first High Throughput Pharmacological Screening System on or prior to May 29, 1998. This would increase the Company's equity interest in Axiom to approximately 38% of Axiom's then outstanding shares (assuming no additional shares of common stock or securities convertible into common stock are issued in the interim) on an as converted basis. The investment is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses to the extent that the Company's investment is funding those losses. For the three and nine month periods ended September 30, 1997, the Company recognized $364,833 and $522,646, respectively in losses generated by Axiom.

(3)    Net Loss Per Share

       Net loss per share for the three and nine-month periods ended September 30, 1997, is computed on the basis of the net loss for the period divided by the weighted average number of shares of common stock outstanding during the period. Common stock issuable upon exercise of outstanding stock options is excluded from the calculation as such inclusion would be anti-dilutive.

      For the three-month and nine-month periods ended September 30, 1996, primary net loss per share is computed using the weighted average number of shares of common stock outstanding. Common shares issued in connection with the initial public offering and the conversion of the convertible preferred stock on July 22, 1996, are included from the date of issuance. The calculation for the nine month period ended September 30, 1996 also includes, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock options (using the treasury stock method and the initial public offering price) issued at prices substantially below the public offering price during the 12-month period prior to the offering as if they were outstanding for the three months ended March 31, 1996. For the three months ended September 30, 1996, common equivalent shares from stock options are excluded from the computation as their effect is anti-dilutive

(4)   Supplemental Cash Flow Information

                                                         Nine Months
                                                     ended September 30,
                                                     1997           1996
                                                -----------------------------
      Cash payments for:
      Interest.................................     $7,365        $104,847
                                                    ======        ========

      Income taxes.............................    $25,518         $23,580
                                                   =======         =======



(5)   Research Collaborations

      Bristol- Myers Squibb Company

      In accordance with its Research Collaboration and License Agreement dated July 26, 1994, Bristol-Myers Squibb Company ("BMS") has agreed to provide funding to the Company for the conduct of research programs in an amount of up to $4.0 million each year, adjusted for inflation beginning July 1997, during the term of the research programs which was due to expire in July 1997. In January 1997, BMS exercised its option to extend its collaboration with the Company for an additional two years through July 1999.

      SmithKline Beecham

      In February 1997, the Company entered into a drug discovery collaboration with SmithKline Beecham ("SmithKline"). During the term of the collaboration, which expires in February 2002, the Company will seek to identify ligands and to elucidate the function of orphan G protein-coupled receptors included within the collaboration and create high-throughput screens to discover small molecular agonists and antagonists to these receptors.

      During the term of the collaboration, SmithKline is required to provide the Company with research funding of $3.0 million each year, adjusted for inflation, and certain other payments, including a $2.0 million payment in February 1998. SmithKline is also required to make payments to the Company upon the achievement of certain research milestones and upon the achievement by SmithKline of certain drug development milestones. SmithKline is also required to pay the Company royalties on the sale of drugs developed through the use of the Company's drug discovery technologies. The Company has co-promotion rights in North America for certain products that may result from the collaboration and rights to certain potential products that SmithKline may choose not to develop.

      SmithKline has the right to extend the term of the collaboration for between two and five years by notice to the Company given prior to February 25, 2001. SmithKline has the right to terminate the collaboration after

      February 25, 1999 (or later under certain circumstances) ("Evaluation Date") if (i) the Company fails to meet certain scientific objectives in connection with the conduct of the collaboration or (ii) fails to perform its obligations in the conduct of the collaboration in any material respect and does not cure such failure within a period of 60 days after receiving notice thereof. In the event of such termination, SmithKline has no further obligation to provide the Company with funding for the collaboration.


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

(6)   Relocation of Colorado Facility

      On July 14, 1997, the Company announced plans to relocate its Lakewood, Colorado operations to New York. The Company expects to complete the relocation by October 31, 1997 at an estimated cost of $400,000.

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

      The Company has incurred operating losses in each year since its inception including net losses of approximately $3.6 million during the nine months ended September 30, 1997. At September 30, 1997, the Company had an accumulated deficit of approximately $12.1 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative expenses associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. The Company expects to incur substantial additional operating losses over the next several years as a result of increases in its expenses for research and product development.


Results of Operations

      Nine Months Ended September 30, 1997 and September 30, 1996

      Revenues

      Revenues for the nine months ended September 30, 1997 increased to $6.6 million from $4.9 million for the same period in 1996. This increase was attributable to the commencement in February 1997 of research funding from SmithKline Beecham ("Smithkline"), one of the Company's collaborative partners.

      Operating Expenses

      The Company's research and development expenses for the nine months ended September 30, 1997 increased to $8.3 million from $5.9 million for the same period in 1996. This increase was attributable primarily to increases in staffing and supplies for the SmithKline collaboration and the Company's internal programs, including expansion of its chemistry and bioinformatics capabilities, as well as facilities expenses in connection with the Company's occupancy of additional laboratory space.

      General and administrative expenses for the nine months ended September 30, 1997 increased to $2.8 million from $1.2 million for the same period in 1996. This increase was attributable primarily to increased legal expenses, the hiring of management personnel, and the increase in the Company's directors and officers liability insurance premium and other administrative expenses resulting from the regulatory requirements of being a public company.


      Net Interest Income

      Net interest income for the nine months ended September 30, 1997 increased to $1.6 million from $1.2 million for the same period in 1996. This increase related primarily to interest earned on the net proceeds from the Company's initial public offering as well as the reduction in interest expense on the line of credit, which was repaid in September 1996.

      Equity in Other Ventures

      Equity in other ventures reflects losses associated with the Company's two investments. For the nine months ended September 30, 1997, the Company recognized losses of $158,177 related to its investment in Laurel Partners Limited Partnership. For the nine months ended September 30, 1997, the Company recognized $522,646 in losses generated by Axiom. The Company's investment in Axiom is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses to the extent that the Company's investment is funding those losses.

      Net Loss

      The net loss for the nine months ended September 30, 1997 increased to $3.6 million from $999,000 for the same period in 1996. The increase can be attributed to an increase in the operating expenses of the Company as described above, which was partially offset by increases in revenues and interest income.

      Three Months Ended September 30, 1997 and September 30, 1996

      Revenues

      Revenues for the three months ended September 30, 1997 increased to $2.4 million from $1.6 million for the same period in 1996. This increase was primarily attributable to the commencement in February 1997 of research funding from SmithKline, one of the Company's collaborative partners.

      Operating Expenses

      The Company's research and development expenses for the three months ended September 30, 1997 increased to $3.0 million from $2.4 million for the same period in 1996. This increase was attributable primarily to increases in staffing and supplies for the SmithKline collaboration and the Company's internal programs, including expansion of its chemistry and bioinformatics capabilities as well as additional expenditures for outside research contracts.

      General and administrative expenses for the three months ended September 30, 1997 increased to $820,000 from $539,000 for the same period in 1996. This increase was attributable primarily to increased legal expenses and the hiring of management personnel.


      Net Interest Income

      Net interest income for the three months ended September 30, 1997 decreased to $497,000 from $509,000 for the same period in 1996. This decrease related primarily to the reduction in interest earned due to lower cash balances than in the third quarter of the previous year. This decline in earned interest was slightly offset by the reduction in interest expense on the line of credit, which was repaid in September 1996.

      Equity in Other Ventures

      Equity in other ventures reflects losses associated with the Company's two investments. For the three months ended September 30, 1997, the Company recognized losses of $15,973 related to its investment in Laurel Partners Limited Partnership. For the three months ended September 30, 1997, the Company recognized $364,833 in losses generated by Axiom. The Company's investment in Axiom is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses to the extent that the Company's investment is funding those losses.

      Net Loss

      The net loss for the three months ended September 30, 1997 increased to $1.2 million from $822,000 for the same period in 1996. The increase can be attributed to an increase in the operating expenses of the Company as described above, which was partially offset by an increase in revenues.

      Liquidity and Capital Resources

      At September 30, 1997, the Company had cash and cash equivalents of $36.9 million. The Company's working capital at September 30, 1997 was $36.7 million.

      In May 1997, the Company purchased $2.0 million of convertible preferred stock in Axiom Biotechnologies Inc. ("Axiom"). The Company has agreed to purchase an additional $2.0 million of convertible preferred stock in Axiom if the Company receives and accepts Axiom's High Throughput Pharmacological Screening system on or prior to May 29, 1998.

      The Company invested approximately $1.1 million in property and equipment during the nine months ended September 30, 1997. The Company expects capital expenditures to increase over the next several years as it expands facilities to support the planned expansion of research and development efforts.

      The Company intends to increase its expenditures substantially over the next several years to enhance its technologies and pursue internal proprietary drug discovery programs. The Company believes that its existing capital resources, together with interest income and future payments due under its research collaborations, will be sufficient to support its current and projected funding requirements through the end of 2000. This forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the progress of its drug discovery programs, competitive and technological developments, the continuation of its existing collaborative agreements and the establishment of additional collaborative agreements, and the progress of the development efforts of the Company's corporate partners. The Company expects that it will require significant additional financing in the future, which it may seek to raise through public or private equity offerings, debt financing or additional corporate partnerships. No assurance can be given that such additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to the Company. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's stockholders.

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


                                              CADUS PHARMACEUTICAL CORPORATION
                                              (Registrant)


Date: November 13, 1997                    By
                                              ---------------------------------
                                              James S. Rielly
                                              Director of Finance, Controller
                                              and Treasurer
                                              (Authorized Officer and Principal
                                              Financial Officer)

                                  EXHIBIT INDEX


The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


                Exhibit No.               Description
                -----------               -----------

                     11                   Computation of Net Loss Per Share

                     27                   Financial Data Schedule