Form 10-K405
period 1997-12-31
CADUS PHARMACEUTICAL CORP
filed 1998-03-30
CIK 911148

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended ........................December 31, 1997.

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

        Company's telephone number, including area code: (914) 467-6200

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

                               Yes: X   No: ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates of the Company, computed by reference to the closing price on March 20, 1998 was $38,807,739.

     Number of shares outstanding of each class of Common Stock, as of March 20, 1998: 12,392,353 shares.

Special Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-K, particularly under Items 1 through 8, constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company's lack of developed pharmaceutical products and uncertainties regarding its ability to develop safe and efficacious pharmaceutical products, technological uncertainties regarding the Company's technologies, uncertainties regarding the Company's future acquisition and licensing of technologies, the Company's relationship with its collaborative partners and uncertainties regarding its ability to enter into future collaborative agreements, the Company's capital needs and uncertainty of future funding, the Company's history of operating losses, the Company's dependence on proprietary technology and the unpredictability of patent protection, intense competition in the pharmaceutical and biotechnology industries, rapid technological development that may result in the Company's technologies and future products becoming obsolete, uncertainties regarding the Company's ability to attract and retain key officers, employees and consultants, as well as other risks and uncertainties discussed in the Company's prospectus dated July 17, 1996.

                                     PART I

Item 1. Business.

General

     Cadus Pharmaceutical Corporation ("Cadus" or the "Company") was incorporated under the laws of the State of Delaware in January 1992. Cadus is engaged in the identification of genomic targets in human cell signaling pathways, the elucidation of their function and the discovery of novel small molecule therapeutics that act on such targets. The Company is using proprietary drug discovery technologies based on genetically engineered yeast cells to simultaneously discover the function of specific genes and create high throughput screens for the discovery of chemical compounds that act on the products of such genes. The Company believes that its proprietary technologies enable it and its collaborative partners to initiate drug discovery against targets for which conventional techniques cannot initially be used and generally to accelerate and reduce the cost of the drug discovery process. The Company has research collaborations with Bristol-Myers Squibb Company ("Bristol-Myers Squibb"), Solvay Pharmaceuticals B.V. ("Solvay Pharmaceuticals") and SmithKline Beecham p.l.c. ("SmithKline Beecham").

     Cadus is a leader in the development of proprietary technologies that exploit the similarities between yeast and human genes to elucidate gene function and cell signaling pathways. The

Company has developed several proprietary drug discovery technologies. Two of these technologies are used to identify small molecules that act as agonists or antagonists to cell surface receptors and other targets in the signal transduction pathway: (i) a hybrid yeast cell technology that expresses a functioning human receptor and a portion of its signaling pathway in a yeast cell and (ii) the Autocrine Peptide Expression ("Apex(TM)") system that expresses in a hybrid yeast cell both a known human ligand and the receptor that is activated by that ligand. Two other technologies are used to identify and characterize orphan receptors (receptors whose function is not known), ligands and key signaling molecules: (i) the Company's Self Selecting Combinatorial Library ("SSCL(TM)") technologies, which are used to identify a ligand that activates a targeted orphan receptor and (ii) the Company's signal transduction technologies, which are used to determine potential molecular targets in the human cell signaling pathway and to assist in the determination of a receptor's biological function. The Company has also developed proprietary software algorithms that it uses to identify potential new targets from data generated by the Human Genome Project. The Company uses other complementary technologies, including in-house combinatorial chemistry libraries, high throughput screening, medicinal chemistry, pharmacology and mammalian cell biology.

Background

     The human body is comprised primarily of specialized cells that perform different physiological functions and that are organized into organs and tissues. All human cells contain DNA, which is arranged in a series of subunits known as genes. It is estimated that there are approximately 100,000 genes in the human genome. Genes are responsible for the production of proteins. Proteins such as hormones, enzymes and receptors are responsible for managing most of the physiological functions of humans, including regulating the body's immune system. Thus, genes are the indirect control center for all physiological functions. Over the last few decades, there has been a growing recognition that many major diseases have a genetic basis. It is now well established that genes play an important role in diseases such as cancer, cardiovascular disease, psychiatric disorders, obesity, and metabolic diseases. Significant resources are being focused on genomics research based on the belief that the sequence and function of a gene, and the protein that gene expresses, will lead to an understanding of that gene's role in the functioning and malfunctioning of cells. This understanding is expected in turn to lead to therapeutic and diagnostic applications focused on molecular targets associated with the gene and the protein it expresses.

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

     There are an estimated 2,000 to 5,000 G Protein-coupled receptors in the human genome, half of which are believed to be involved in taste, smell and sight. The importance of G Protein-coupled receptors is demonstrated by the fact that more than 60% of all commercially available prescription drugs work by interacting with known G Protein-coupled receptors. These drugs include the anti-ulcer agents Zantac and Tagamet, as well as the cardiac drugs Tenormin and Lopressor. Many of these drugs were developed through the application of time consuming and expensive trial and error methods without an understanding of the chemistry and structure of the G Protein-coupled receptors with which they interact. More efficient drug discovery methods are available once the gene sequence, biological function and role in disease processes of a G Protein-coupled receptor have been determined.

     The sequences and functions of approximately 150 human G Protein-coupled receptors have been identified. This knowledge has also been used to help identify the sequence of at least 100 more orphan G Protein-coupled receptors. The Company believes that the identification of the gene sequences and functions of the remaining G Protein-coupled receptors (other than those involved in taste, smell or sight) will yield a substantial number of potential drug discovery targets. Scientists working on the Human Genome Project have sequenced portions of thousands of genes and have published such sequences or placed them in public databases. Although the Human Genome Project has produced and made publicly available an ever increasing volume of raw DNA sequences (including sequence fragments that may represent portions of human G Protein-coupled receptors), such data cannot be used in drug discovery until (i) a DNA sequence is recognized to comprise a portion of a G Protein-coupled receptor (ii) the full DNA sequence of the G Protein-coupled receptor is identified, (iii) the function of the G Protein-coupled receptor is elucidated, and (iv) agonists and/or antagonists for the G Protein-coupled receptor are identified.

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

     Yeast

     The Company has developed technologies based on yeast that are useful in identifying drug discovery candidates targeted at G Protein-coupled receptors. Yeast is a single-celled microorganism that is commonly used to make bread, beer and wine. In the 1980's, scientists discovered structural and functional similarities between yeast cells and human cells. Both yeast and human cells consist of a membrane, an intracellular region and a nucleus containing genes. Basic cellular processes, including metabolism, cell division, DNA and RNA synthesis and signal transduction, are the same in both human and yeast cells. Yeast also have signal transduction pathways that function similarly to human cell pathways. More than 40 percent of all human gene classes have functional equivalents in yeast. The genes in yeast express proteins, including cell-surface receptors such as G Protein-coupled receptors and signaling molecules such as protein kinases, that are similar to human proteins.

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

     o Yeast cells replicate rapidly. Speed of replication is particularly important because creating a new yeast strain that successfully incorporates new genetic material and adapts to new conditions may take several generations and the strain that so adapts is identifiable by growth. In addition, because a yeast cell reproduces itself every two hours, compared with 24 to 48 hours for mammalian cells, a drug screen using yeast can be developed and evaluated much faster than one using human cell assays.

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

Cadus's Drug Discovery and Development Strategy

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

     o Collaborate with Pharmaceutical Companies. The Company collaborates with pharmaceutical companies in order to combine its drug discovery capabilities with its collaborators' research, drug development, manufacturing, marketing and financial resources. The Company is currently engaged in collaborations with Bristol-Myers Squibb, Solvay Pharmaceuticals and SmithKline Beecham.

     o Improve Proprietary Technologies and Acquire Complementary Technologies. The Company expends significant resources on research to improve its proprietary technologies, including its yeast-based and signal transduction platform technologies, bioinformatics and the creation of targeted small molecule chemical libraries. The Company also seeks to acquire companies and technologies that will complement its proprietary technologies.

Cadus's Drug Discovery Platform

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

     Hybrid Yeast Cells

     The Company has developed a proprietary technology to insert human genes into yeast cells to create hybrid yeast cells. Initially, the Company has focused its hybrid yeast cell technology primarily on G Protein-coupled receptors. The Company's scientists typically create hybrid yeast cells by replacing yeast G Protein-coupled receptor genes and certain signaling molecules with their human equivalents. As a result, these hybrid yeast cells express a human G Protein-coupled receptor and a portion of its signaling pathway. The Company uses these hybrid yeast cells to identify those compounds that act as agonists or antagonists to that receptor or a molecule that is in its signaling pathway. The Company has also created hybrid yeast cells using other classes of human cell-surface receptors that have a functional equivalent in yeast. To facilitate drug screen development, the Company has designed and developed more than ten thousand genetically different yeast strains that it uses to build novel hybrid yeast cells.

     The Company believes that hybrid yeast cells are highly effective for screening compounds. Hybrid yeast cells can be used to measure the biological activity of the human signaling pathway in which intervention is desired. In addition, hybrid yeast cells contain a single human receptor which connects to a defined signaling pathway. Accordingly, a specific change in cell behavior, such as replication, is easily monitored and can be attributed to the compound being tested. Also, because the Company is able to insert different human genes into yeast, hybrid yeast cells enable the Company to identify compounds that act at virtually any site in the human cell signaling pathway. These sites include the ligand binding site on the receptor, as well as other sites on the receptor, and the protein components of individual signaling pathways. Moreover, because yeast are resistant to solvents and toxins often used to dissolve test compounds, hybrid yeast cells can be used to screen synthetic organic libraries, combinatorial libraries and natural product libraries. The Company and its collaborative partners use hybrid yeast cells to perform high throughput screening of compound libraries.

     The Company has developed a biological database that catalogues the Company's collection of proprietary cells, cell lines, yeast strains and genetic engineering tools. This database currently has approximately 15,000 entries, that include the phenotype and the genotype of the cell or yeast strain and its storage site. The Company's scientists select from this database strains or cells for their research that, based on their prior experience, will most readily incorporate a particular receptor, enabling the Company's scientists to more rapidly construct assays and hybrid yeast cell strains. The Company's biological database grows by approximately 1,000 new entries per quarter. The Company believes that its collection of cells, cell lines, yeast strains and genetic engineering tools in its biological database is unique.

     Autocrine Peptide Expression System (Apex(TM))

     The Company has extended its hybrid yeast cell technology to develop a novel drug screening technology. Biological signaling frequently involves the concerted behavior of at least two cells: one that sends the signal and a second that receives and responds to that signal. The Company's scientists have converted this natural multi-cell process into a single cell process by inserting into a hybrid yeast cell both the human G Protein-coupled receptor and the gene that causes the yeast cell to produce the ligand that naturally binds to the receptor being expressed by the same hybrid yeast cell. As a result, the Company's scientists have made the cell self-stimulating, or "autocrine," in that it both sends a signal through production and secretion of a ligand and responds, by replication, to that same signal through the receptor. The Company believes that the autocrine nature of the Apex(TM) system makes it an effective tool for the identification of compounds that act as agonists or antagonists with respect to that receptor or a molecular target in its signaling pathway. As a result, drug screening may be conducted in an accelerated, cost effective process as compared to conventional screening techniques.

     Self Selecting Combinatorial Library Technology (SSCL(TM))

     The Company has developed and is using a systematic approach to determine the biological function of orphan receptors and demonstrate their value as drug discovery targets. The critical first step in this approach is to identify a ligand that activates the orphan receptor. The Company accomplishes this by using its proprietary SSCL(TM) technology. The SSCL(TM) technology involves the creation of a library of peptides encoded in DNA, called a combinatorial peptide expression library. This library is inserted into a strain of hybrid yeast cells that all express the same orphan receptor. The activation of this receptor is functionally coupled with cell replication. Each of the millions of yeast cells in the strain incorporates a different peptide encoded in DNA, resulting in a library of yeast cells which all express the same orphan receptor but are each programmed to secrete a different peptide. Most of the secreted peptides have no effect on the orphan receptor and the hybrid yeast cells producing these peptides do not replicate. The Company estimates that one in a million hybrid yeast cells generates a peptide ligand that activates the orphan receptor. These particular hybrid yeast cells replicate and, therefore, are readily identified. Thus, the SSCL(TM) technology uses self selection to identify the ligand that binds to the targeted orphan receptor. The sequence of the peptide ligand can then be rapidly identified and undergo further evaluation. The Company's combinatorial peptide expression libraries contain approximately one hundred million peptides. One to ten million peptides can be tested in a matter of hours. The Company has used its SSCL(TM) technology to successfully identify ligands to orphan receptors in less than a month, significantly accelerating this step in the drug discovery process.

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

     The strains of hybrid yeast cells constructed for the SSCL(TM) can simultaneously be used as screens for large libraries of chemical compounds. This capability enables the Company to seek to identify a peptide ligand to an orphan receptor while simultaneously creating a high throughput screen for small molecule agonists and antagonists to that receptor.

     Signal Transduction Technologies

     The Company has developed signal transduction technologies, based on genetically engineered human cells, to complement its yeast-based technologies. The Company uses these signal transduction technologies to dissect human cell signaling pathways from the receptor to the interior of the cell. As a result, the Company can confirm the effectiveness of compounds identified through the use of hybrid yeast cells and ligands identified by the SSCL(TM) technology and determine where and how compounds and ligands modulate the signaling pathway. Potential sites of action by a compound include the receptor itself or molecules downstream in the receptor's signal transduction pathway. Accordingly, each molecule in the signaling pathway may be a potential target for drug discovery. Traditional drug discovery has resulted in several successful drugs that are now known to target such molecules in the signaling pathway, including the immunosuppressants Cyclosporin A and FK506. For this reason, the Company is pursuing such molecules as potential targets for drug discovery. The Company's scientists have used the Company's signal transduction technologies to develop proprietary assays to identify antagonists of specific molecular targets, as well as to identify new molecular targets in the signaling pathway. The Company also uses its yeast-based and human cell-based technologies to determine the function of such newly identified signaling molecules.

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

     Bioinformatics for Target Identification

     The Company has developed proprietary software algorithms that it uses, together with its extensive knowledge of the structure of G Protein-coupled and other receptors, to rapidly search through the data generated by the Human Genome Project for DNA sequences that are likely to be those of G Protein-coupled receptors. The Company has identified hundreds of partial gene sequences that it believes are likely to be portions of G Protein-coupled receptors. The Company is using such information to seek to fully sequence orphan G Protein-coupled receptors.

     Primary and Secondary Screening Capabilities

     High throughout screening, or primary screening, is the practice of rapidly testing thousands of compounds against a target assay by using computer-based technologies, including robotics. The Company currently conducts high throughput screening in-house and uses a laboratory information management system to handle the vast quantity of data generated.

     With the advances in both high throughput screening and combinatorial chemistry, pharmaceutical and biotechnology companies can now routinely screen 100,000 compounds per week per assay in primary screening. As a result of running multiple assays concurrently, and even with success rates, or "hit" rates, of less than 0.1%, companies can be faced with hundreds of compounds per week that then require pharmacological analysis. Pharmacological analysis, also known as secondary screening, involves the analysis of how selectively a compound binds to a particular biological target and a biological target's response to different concentrations of a compound. Secondary screening is becoming a bottleneck in current drug discovery practice.

     The Company has licensed from Axiom Biotechnologies Inc. ("Axiom") the first High Throughput Pharmacology System ("HT-PS(TM)") to be produced by Axiom, which, if it performs as represented by Axiom, should alleviate this bottleneck. Axiom has indicated to the Company that it intends to deliver the HT-PS(TM) by May of 1998. However, there can be no assurance that the HT-PS(TM) will be delivered by that time. The HT-PS(TM) measures the immediate physiological responses to chemical compounds of natural or genetically engineered human cells and, as designed by Axiom, is expected to be able to perform both selectivity profiles and dose-response curves on a high throughput basis. By automating the slow, labor-intensive and costly process of assessing the pharmacological properties of potential therapeutic compounds identified through primary screening, the HT-PS(TM) should accelerate the secondary screening process and thus the identification of lead compounds.

Combinatorial and Medicinal Chemistry Capabilities

     As the Company's drug discovery strategy includes the screening of compound libraries, access to libraries of compounds is an important aspect of the Company's drug discovery efforts. The Company develops its own in-house libraries of compounds by purchasing commercially available compounds and through automated compound synthesis.

     The Company creates small molecule chemical libraries targeted specifically at G Protein-coupled receptors. The Company believes that its collection and knowledge of G Protein-couple receptors enables it to synthesize libraries of compounds that have a greater likelihood of interacting with G Protein-coupled receptors. The Company is creating these targeted libraries to identify small molecule agonists and antagonists to G Protein-coupled receptors.

     The Company's use of traditional medicinal and combinatorial chemistry techniques also allows for the optimization of a compound's pharmacological characteristics once it has been identified as a drug candidate. Optimization involves improving the potency, selectivity, in vivo stability, bioavailability and toxicological characteristics of a lead compound by synthesizing new compound analogs.

Living Chip(TM) Project

     In January 1998, the Company entered into a sponsored research agreement with Massachusetts Institute of Technology ("M.I.T.") pursuant to which M.I.T. will use its expertise in micro-robotics to co-develop the Living Chip(TM), a novel drug discovery screening tool that would miniaturize and automate the Company's proprietary hybrid yeast cell technology. If developed, the Living Chip(TM) could ultimately accommodate as many as 100,000 yeast-based drug discovery assays on a single CD-sized synthetic disc and could permit the testing of thousands of compounds on multiple assays at the individual scientist's lab bench. The Company is only obligated to provide M.I.T. with research funding for 1998 but has the option to extend the arrangement through 1999. The Company also entered into a license agreement with M.I.T. pursuant to which the Company obtained exclusive worldwide rights, for use in pharmaceutical, diagnostic, animal health and agricultural businesses, to the technology developed under the sponsored research arrangement. In order to maintain its exclusive license, the Company must provide M.I.T. with research funding in 1998 and 1999 and make a minimum level of expenditures thereafter to commercialize the technology until the technology is commercialized. The Company is required to pay M.I.T. an annual license fee, royalties on the sale or lease of Living Chip(TM) systems, royalties on the sale by the Company of therapeutics and diagnostics developed using the Living Chip(TM), and royalties on services rendered by the Company based on the Living Chip(TM). In lieu of royalty payments on sales by sublicensees of drugs initially identified by sublicensees through the use of licensed technology, the Company pays an annual fee for each sublicense in effect, provided that a license to other technology owned or licensed by the Company was granted to the sublicensee at the same time.

Cadus's Proprietary Drug Discovery Program

     The Company is conducting proprietary drug discovery programs to identify novel targets and lead compounds. The Company has directed these efforts to G Protein-coupled receptors, G Proteins, tyrosine kinase coupled receptors, multisubunit immune recognition receptors, cytokine receptors, phosphotyrosine phosphatases and certain other intracellular signaling molecules, including MEKK enzymes, as potential targets for a variety of therapeutic areas. These therapeutic areas are allergic inflammation, acute inflammation and certain types of cancer, with a specific focus on allergic asthma and small-cell lung carcinoma. There can be no assurance that the Company's drug discovery efforts will lead to the discovery of lead compounds in these therapeutic areas.

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

     SCLC. Approximately 20% of all lung cancer is small-cell lung carcinoma ("SCLC"), and approximately 35,000 people each year are diagnosed with this disease in the United States. The disease is characterized by rapid tumor growth and metastasis, and the mean survival of untreated patients is only two to three months. SCLC generally cannot be surgically removed and chemotherapy has not been effective. When stimulated, certain G Protein-coupled receptors cause SCLC growth. Based on this knowledge, the Company has used its signal transduction technologies and identified peptides and small molecules that selectively cause the death of SCLC cells in vitro. The Company is using its hybrid yeast cells and other technologies to identify small molecules that may mimic the action of SCLC death-promoting peptides in cells. The Company expects to enter one or more such small molecules into animal studies within the next year.

     Trega Joint Discovery Program. In January 1995, the Company and Trega Biosciences, Inc. ("Trega") commenced a joint discovery effort, with acute inflammation as the initial therapeutic focus for the collaboration. Trega provides combinatorial libraries to the Company and the Company screens such combinatorial libraries against hybrid yeast cells for the purpose of identifying candidates for drug development. Trega and the Company may jointly develop or sell or license any such compounds identified by the Company as candidates for drug development to corporate partners of the Company or others. Either Trega or the Company may develop any such compound on its own if the other party elects not to pursue joint development.

Collaborative Arrangements

     As a key part of its business strategy, the Company pursues collaborations with pharmaceutical companies to combine the Company's drug discovery capabilities with the collaborators' research, drug development, manufacturing, marketing and financial resources. The Company has existing collaborative arrangements with three pharmaceutical companies and is currently in discussions with several other pharmaceutical companies regarding potential collaborations. The Company structures its collaborations around specific targets, such as receptors and signaling molecules, rather than in specific therapeutic areas. This approach enables the Company to broadly exploit its drug discovery technologies, while retaining maximum flexibility in pursuing additional collaborations. In addition, the Company has structured its collaborations so that while each collaborator has exclusive rights to particular molecular targets, the reagents, yeast strains and cell lines (without the molecular target) created as part of a collaboration are available to the Company and its other collaborators. This structure enables the Company to grant exclusivity to particular targets while retaining rights to improvements to its core technologies for use in its internal programs and collaborations with others. There can be no assurance, however, that the current collaborations will result in the development of drugs, any new collaboration will be established or, if a collaboration is established, it will be on terms favorable to the Company. Failure either to maintain its existing, or enter into any new, collaborations could limit the scope of the Company's drug discovery and development activities, particularly if alternative sources of funding are unavailable. Such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's existing collaborations are as follows:

     The Bristol-Myers Squibb Collaboration

     In July 1994, the Company and Bristol-Myers Squibb entered into a three-year drug discovery collaboration. In January 1997, Bristol-Myers Squibb exercised its option to extend the collaboration for an additional two years. Currently, the collaboration focuses on certain G Protein-coupled receptors whose functions are known, certain orphan receptors and certain other molecular targets as targets for drug discovery in a variety of therapeutic areas. These therapeutic areas include cardiovascular disease, acute inflammation, central nervous system disorders, obesity and diabetes. Bristol-Myers Squibb's use of the Company's yeast-based technologies has resulted in the identification of potential lead compounds with utility in several therapeutic areas. These lead compounds are directed at sleep disorders and both acute and chronic inflammation. Other programs with Bristol-Myers Squibb include those relating to cardiovascular and metabolic diseases. The collaboration has also resulted in the identification of a ligand for an orphan receptor that acts on human cells in vitro and that has been delivered to Bristol-Myers Squibb for further evaluation in animal models.

     During the term of the research program, Bristol-Myers Squibb is required to provide the Company with research funding of up to $4.0 million each year, adjusted for inflation. From July

1994 through February 28, 1998, Bristol-Myers Squibb paid the Company approximately $14.5 million in research funding. Bristol-Myers Squibb is required to make payments to the Company upon the achievement by Bristol-Myers Squibb of certain pre-clinical and drug development milestones and to pay the Company royalties on the sale of any drugs developed as a result of the research program or through the use of the Company's drug discovery technologies. The research program expires in July 1999. There can be no assurance that the collaboration will result in the development of any drugs.

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

     The Solvay Pharmaceuticals Collaboration

     In November 1995, the Company and Solvay Pharmaceuticals (an indirect wholly-owned subsidiary of Solvay S.A.) entered into a drug discovery collaboration. The collaboration focuses on certain G Protein-coupled receptors whose functions are known, certain orphan receptors and certain other molecular targets as targets for drug discovery in a variety of therapeutic areas. These therapeutic areas include cardiovascular disease, central nervous system disorders, gynecological diseases and gastrointestinal indications. The Company has provided Solvay Pharmaceuticals with a number of targets and assays that Solvay Pharmaceuticals is using to search for novel therapeutics.

     During the term of the research program, which expires in December 2000, Solvay Pharmaceuticals is required to provide the Company with research funding of up to $2.5 million each year, adjusted for inflation. From November 1995 through February 28, 1998, Solvay Pharmaceuticals paid the Company approximately $6.2 million in research funding. Solvay Pharmaceuticals is required to make payments to the Company upon the achievement by Solvay Pharmaceuticals of certain drug development milestones and to pay the Company royalties on the sale of drugs developed through the use of the Company's drug discovery technologies. There can be no assurance that the collaboration will result in the development of any drugs.

     The term of the research program may be extended by Solvay Pharmaceuticals for between two and five years by notice to the Company given at least two years (and in some circumstances at least 18 months) prior to January 2001. Solvay Pharmaceuticals has the right under certain circumstances to terminate the program after July 1999, if the Company fails to meet certain minimum performance objectives in connection with the conduct of the research program. In the event of such termination, Solvay Pharmaceuticals has no further obligation to provide the Company with funding for the research program. There can be no assurance that the Company will be able to meet the minimum performance objectives or that the collaboration with Solvay Pharmaceuticals will be extended.
                                       15

     The Company has reserved the right to use certain hybrid yeast cells that are part of the research program for its own benefit in the discovery of drugs relating to cancer, autoimmune, allergic and inflammatory diseases, with certain specific exclusions. The Company is required to make payments to Solvay Pharmaceuticals upon the achievement by the Company of certain drug development milestones and to pay Solvay Pharmaceuticals royalties on the sale of such drugs.

     Physica B.V., an indirect wholly-owned subsidiary of Solvay S.A., purchased $10.0 million of the Company's Series B Preferred Stock in November 1995 and $5.0 million of the Company's Common Stock in the Company's initial public offering in July 1996. All such shares of Series B Preferred Stock were converted into shares of Common Stock on July 22, 1996. Physica B.V. has certain registration rights with respect to the shares of Common Stock issued to it upon such conversion.

     The SmithKline Beecham Collaboration

     In February 1997, the Company entered into a drug discovery collaboration with SmithKline Beecham. During the term of the research collaboration, which expires in February 2002, the Company will seek to identify ligands and to elucidate the function of orphan G Protein-coupled receptors included within the collaboration and create high-throughput screens to discover small molecule agonists and antagonists to these receptors.

     During the term of the research collaboration, SmithKline Beecham is required to provide the Company with research funding of $3.0 million each year, adjusted for inflation, and certain other payments. From February 1997 through February 1998, SmithKline Beecham paid the Company approximately $3.3 million in research funding and a one-time $2.0 million technology development fee. SmithKline Beecham is also required to make payments to the Company upon the achievement of certain research milestones and upon the achievement by SmithKline Beecham of certain drug development milestones. SmithKline Beecham is also required to pay the Company royalties on the sale of drugs developed through the use of the Company's drug discovery technologies. The Company has co-promotion rights in North America for certain products that may result from the collaboration and rights to certain potential products that SmithKline Beecham may choose not to develop. There can be no assurance that the collaboration will result in the development of any drugs.

     SmithKline Beecham has the right to extend the term of the research collaboration for between two and five years by notice to the Company given prior to February 25, 2001. SmithKline Beecham has the right to terminate the research collaboration after February 25, 1999 (or later under certain circumstances) ("Evaluation Date") if (i) the Company fails to meet certain scientific objectives in connection with the conduct of the research collaboration or (ii) fails to perform its obligations in the conduct of the research collaboration in any material respect and does not cure such failure within a period of 60 days after receiving notice thereof. In the event of such termination, SmithKline Beecham has no further obligation to provide the Company with funding for the research collaboration. There can be no assurance that the Company will be able to timely meet such scientific objectives or that the collaboration with SmithKline Beecham will be extended.

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

Patents, Proprietary Technology and Trade Secrets

     The Company believes that patents and other proprietary rights are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. As of March 21, 1998, the Company was the exclusive worldwide licensee of two issued U.S. patents for use in drug discovery and the non-exclusive licensee of five other issued U.S. Patents. In addition, as of such date, the Company had filed or held licenses to 58 U.S. patent applications, as well as related foreign patent applications.

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

     The Company has also filed patent applications based on inventions by Cadus's scientists directed to hybrid yeast cells and yeast cells engineered to produce both peptide libraries and human proteins that can function in certain signal transduction pathways of the engineered yeast cell. These applications seek to protect aspects of the Apex(TM) and SSCL(TM) technologies. The Company has also filed patent applications directed to methods, constructs and reagents, including engineered cells, for discovering ligands to orphan receptors. Peptides, and mimetics thereof, which have been discovered using the SSCL(TM) technology are also covered in these patent applications both as compositions and for their therapeutic use.

     The Company is the exclusive worldwide licensee of an issued U.S. patent relating to an MEKK enzyme and U.S. and international patent applications in the field of signal transduction in human cells from National Jewish Center for Immunology and Respiratory Medicine. In consideration for such license, the Company pays an annual maintenance fee and is required to make payments upon the achievement by the Company of certain drug development milestones and to pay royalties (net of annual fees and milestone payments) on the sale of drugs by the Company whose utility was identified by the Company through the use of the licensed technology. In lieu of milestone and royalty payments on sales of drugs by sublicensees initially identified by sublicensees through the use of the licensed technology, the Company pays an annual fee (net of the annual maintenance fee) for each sublicense in effect. Certain of these patent applications are directed to novel genes and gene products and methods of their use, including as therapeutic targets in drug screening assays. Certain other patent applications are directed to certain small molecule agents and their uses in modulating cellular signal transduction, particularly as therapeutic agents. In addition to this license, in return for certain payments, the Company has rights to license all signal transduction technologies that are invented in the laboratories of Drs. Gary L. Johnson and John C. Cambier at National Jewish Center for Immunology and Respiratory Medicine from November 1994 to the end of an option period.

     The Company has obtained from M.I.T. an exclusive worldwide license, for use in pharmaceutical, diagnostic, animal health and agricultural businesses, to the technology being developed by M.I.T. with respect to the Living Chip(TM) under its sponsored research arrangement with the Company. In order to maintain its exclusive license, the Company must provide M.I.T. with research funding in 1998 and 1999 and make a minimum level of expenditures thereafter to commercialize the technology until the technology is commercialized. In consideration for such license, the Company is required to pay M.I.T. an annual license fee, royalties on the sale or lease of Living Chip(TM) systems, royalties on the sale by the Company of therapeutics and diagnostics developed using the Living Chip(TM), and royalties on services rendered by the Company based on the Living Chip(TM). In lieu of royalty payments on sales by sublicensees of drugs initially identified by sublicensees through the use of the licensed technology, the Company pays an annual fee for each sublicense in effect, provided that a license to other technology owned or licensed by the Company was granted to the sublicensee at the same time.

     The Company has granted certain rights under several of its patents and patent applications relating to its yeast-based technologies to Bristol-Myers Squibb, Solvay Pharmaceuticals and SmithKline Beecham.

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

     In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company or its licensors, to protect trade secrets, know-how or other intellectual property rights owned by the Company, or to determine the scope and validity of the proprietary rights of third parties. Such litigation could result in substantial cost to and diversion of resources by the Company. An adverse outcome in any such litigation or proceeding could subject the Company to significant liabilities, require the Company to cease using the subject technology or require the Company to license the subject technology from the third party, all of which could have a material adverse effect on the Company's business, financial condition and results of operations. If any licenses are required, there can be no assurance that the Company will be able to obtain any such license on commercially favorable terms, if at all, and if these licenses are not obtained, the Company might be prevented from using certain of its technologies. The Company's failure to obtain a license to any technology that it may require to continue its drug discovery efforts may have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The steps required by the FDA before new drugs may be marketed in the United States include: (i) preclinical studies; (ii) the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug (an "IND"); (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for its intended use; (iv) submission to the FDA of a new drug application (an "NDA"); and (v) review and approval of the NDA by the FDA before the drug may be shipped or sold commercially.

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

     The Company is highly dependent on three consultants, Dr. James R. Broach, Dr. John C. Cambier and Dr. Gary L. Johnson, in the conduct of its research programs. Dr. Broach is the Director of Research, Dr. Cambier is the Director of Immunology and Dr. Johnson is the Director of Cell Biology at the Company. In December 1995, the Company granted Dr. Broach an option to purchase 141,667 shares of Common Stock. Such option vested in July 1996. He has partially exercised this
                                       24
option and purchased 21,000 shares of Common Stock. In November 1994, the Company granted to each of Dr. Cambier and Dr. Johnson an option to purchase 166,667 shares of Common Stock. Each such option vests in equal annual installments of 41,667 shares over four years commencing March 11, 1996. Each of Dr. Cambier and Dr. Johnson has partially exercised his option and purchased 40,000 shares of Common Stock. The consulting agreement with Dr. Broach contains an exclusivity provision that restricts him from providing service to a competitor of the Company, without the Company's consent. The consulting agreements with Drs. Cambier and Johnson contain exclusivity provisions that restrict them from providing service to any pharmaceutical or other biotechnology company, without the Company's consent.

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

     Eva J. Neer, M.D., is a Professor of Medicine (Biochemistry), and an Associate Master, Cannon Society at Harvard Medical School and Senior Biochemist in the Department of Medicine at Brigham and Women's Hospital. Dr. Neer is best known for her studies on the structure and function of the heterotrimeric G Proteins. She has served as Chairman of the Board of Scientific Counselors of the Division of Intramural Research and as Chairman of the Board of the Publication Committee for ASBMB. She serves on multiple editorial boards and has been the recipient of numerous scientific awards. Dr. Neer is also a fellow of the American Academy of Arts and Sciences. Dr. Neer had post-doctoral training at Yale University and Harvard University and received her M.D. at Columbia University's College of Physicians and Surgeons.

     Elliot M. Ross, Ph.D. is a Professor of Pharmacology at the University of Texas Southwestern Medical Center. Dr. Ross' research focuses on G Protein-mediated signal transduction, where he is best known for direct biochemical studies of the mechanisms whereby receptors regulate G Protein activation. His other interests include the structure of G Protein-coupled receptors, the action of GTPase-activating proteins in G Protein signaling pathways and the impact of the membrane environment on regulatory interactions among G Proteins. He received his Ph.D. in Biochemistry from Cornell University.

     Thomas E. Shenk, Ph.D., a scientific founder of the Company, became a member of the SAB in December 1996. From the Company's inception to December 1996, Dr. Shenk was a director of the Company. In 1996 he was elected to the U.S. National Academy of Science. Dr. Shenk has been a Professor of Molecular Biology at Princeton University since 1984. He is currently endowed Professor of Molecular Biology at Princeton University, an American Cancer Society professor and Investigator for the Howard Hughes Medical Institute. Dr. Shenk conducted post-doctoral research at Stanford University and received his Ph.D. in Virology from Rutgers University.

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

Employees

     As of March 20, 1998, the Company had 103 full-time employees, 35 of whom hold Ph.D. degrees. Of the Company's full-time employees, 82 are engaged directly in scientific research and 21 are engaged in general and administrative functions. The Company's scientific staff members have diversified experience and expertise in a wide variety of disciplines, including molecular and cell biology, biochemistry, molecular pharmacology and chemistry.

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

Item 2. Properties.

     The Company currently leases approximately 25,776 square feet of laboratory and office space at 777 Old Saw Mill River Road in Tarrytown, New York, under an agreement expiring on December 31, 2002. The Company has the option to renew such lease for a five-year period commencing January 1, 2003. The Company is currently negotiating to lease an additional 18,577 square feet of contiguous space under the same terms as the existing lease. Until this additional space can be acquired, the Company is leasing 7,152 square feet of laboratory space from the landlord on a temporary basis under the same terms as the existing lease. The Company plans to expand its facilities to accommodate additional staff and increased research activities as it expands its proprietary research, drug discovery and drug development activities and its activities with collaborative partners.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     (a) The Company's common stock, $.01 par value per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol KDUS. The table below sets forth the high and low sales price per share of the Common Stock for each fiscal quarter since the Company's July 17, 1996 initial public offering, as reported by the Nasdaq National Market.

        Fiscal Year 1996                           High          Low

        Third quarter ended September 30, 1996
          (July 17, 1996 - September 30, 1996)     $ 8 1/4       $ 5 1/2
        Fourth quarter ended December 31, 1996     $ 9 3/8       $ 6

        Fiscal Year 1997

        First quarter ended March 31, 1997         $20 7/8       $ 8 1/2
        Second quarter ended June 30, 1997         $15           $ 9 3/8
        Third quarter ended September 30, 1997     $14 1/2       $11
        Fourth quarter ended December 31, 1997     $15 7/16      $ 5 3/8

     (b) As of March 20, 1998, there were approximately 71 holders of record of the Company's Common Stock.

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

     Recent Sales of Unregistered Securities.

     Within the past three years, the Company has issued and sold the following securities that were not registered under the Securities Act of 1933, as amended (the "Act"), in each case in reliance on an exemption from required registration pursuant to Section 3(b) or 4(2) of the Act:

     (1) In August and September 1995, the Company issued an aggregate of 1,250,000 shares of Series B Preferred Stock at a price of $4.00 per share to Bristol-Myers Squibb. The 1,250,000 shares of Series B Preferred Stock were converted into 442,474 shares of Common Stock concurrently with the closing of the Company's initial public offering in July 1996.

     (2) In September 1995, the Board of Directors granted to each director then in office a 30- day option to purchase 8,334 shares of Common Stock at an exercise price of $2.25 per share. In October 1995, six directors exercised their options and purchased an aggregate of 50,004 shares of Common Stock at $2.25 per share.

     (3) In November 1995, the Company issued 2,500,000 shares of Series B Preferred Stock at a price of $4.00 per share to Physica B.V. The 2,500,000 shares of Series B Preferred Stock were converted into 884,942 shares of Common Stock concurrently with the closing of the Company's initial public offering in July 1996.

     (4) From March 20, 1995 to May 10, 1996, the Company granted options to acquire 124,860 shares of the Company's Common Stock to employees, officers and consultants of the Company pursuant to the Company's 1993 Stock Option Plan. In general, such options are exercisable at a price equal to the fair market value of a share of Common Stock on the date of grant, as determined in good faith by the Board of Directors, have a ten-year term and vest or have vested over four-year periods at various rates.

     (5) From March 20, 1995 to February 14, 1997 (when a registration statement on Form S-8 covering the Company's 1993 Stock Option Plan was filed), options to acquire 61,752 shares of the Company's Common Stock granted pursuant to the Company's 1993 Stock Option Plan were exercised. The exercise price of such options ranged from $1.37 to $3.00.

     (6) From May 10, 1996 to February 14, 1997 (when a registration statement on Form S-8 covering the Company's 1996 Stock Option Plan was filed), the Company granted options to acquire 669,864 shares of the Company's Common Stock to employees, officers and consultants pursuant to the Company's 1996 Incentive Plan. In general such options are exercisable at a price equal to the fair market value of a share of Common Stock on the date of grant, have a ten-year term and vest over four-year periods at various rates.

     (7) From March 20, 1995 to March 20, 1998, the Company granted options to acquire 312,967 shares of the Company's Common Stock to employees, officers and consultants pursuant to individual stock option agreements. In general, such options are exercisable at a price equal to the fair market value of a share of Common Stock on the date of grant, have a ten-year term and vest over four-year periods at various rates.

     (8) In November 1996, the Company granted options to acquire 120,000 shares of the Company's Common Stock to certain directors pursuant to individual stock option agreements. The exercise price of such options is $6.75. Such options have a ten-year term and vest over four years in equal annual installments.

     (9) From March 20, 1995 to February 14, 1997 (when a registration statement on Form S-8 covering the individual stock option agreements granted by the Company was filed), options to acquire 1,500 shares of the Company's Common Stock granted pursuant to individual stock option agreements were exercised. The exercise price of such options was $3.60.

Item 6. Selected Financial Data.

     The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included elsewhere in this Report.

                                                    Year Ended December 31,
                                 -------------------------------------------------------------
                                     1997          1996          1995         1994       1993
                                 -----------    ----------    ----------    -------    -------
                                             (in thousands, except per share data)
Statement of Operations Data:
Revenues .....................   $     9,013    $    6,500    $    4,418    $ 1,355     $  -
Operating costs and expenses:
  Research and development ...        11,561         8,283         5,383      2,246      1,645
  General and administrative .         4,092         2,315         1,376        937        550
                                 -----------    ----------    ----------    -------    -------
Total operating costs and
 expenses ....................        15,653        10,598         6,759      3,183      2,195
Operating loss ...............        (6,640)       (4,098)       (2,341)    (1,828)    (2,195)
Net loss (1) .................   $    (5,411)   $   (2,441)   $   (1,482)   $(1,393)   $(2,148)
                                 ===========    ==========    ==========    =======    =======
Net loss per share (2) .......   $      (.44)   $     (.39)   $    (1.07)
                                 ===========    ==========    ==========
Shares used in calculation of
 net loss per share ..........    12,225,463     6,280,917     1,382,139

                                                         December 31,
                                 -------------------------------------------------------------
                                     1997          1996          1995         1994       1993
                                 -----------    ----------    ----------    -------    -------
                                                        (in thousands)
Balance Sheet Data:
Cash and cash equivalents ....   $    36,762    $   43,153    $   25,683    $14,406    $ 3,568
Total assets .................        42,241        47,287        30,725     15,740      3,962
Short-term debt ..............           150            13         2,397        203          6
Long-term debt ...............            --           166            29         46         12
Accumulated deficit ..........       (13,842)       (8,431)       (5,991)    (4,508)    (3,115)
Stockholders' equity (deficit)        40,500        45,181        27,723     14,534      3,491

------------
(1) The net loss of $1.4 million for the year ended December 31, 1994 includes an extraordinary gain of approximately $159,000 from the early extinguishment of a debt obligation.

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

     The Company has incurred operating losses in each year since its inception, including net losses of approximately $5.4 million during the year ended December 31, 1997. At December 31, 1997, the Company had an accumulated deficit of approximately $13.8 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. The Company expects to incur substantial additional operating losses over the next several years as a result of increases in its expenses for research and product development.

     Through December 31, 1997, the Company has received research funding from its corporate collaborators aggregating $21.1 million. See "Business -- Collaborative Arrangements." Research funding is received quarterly based on predetermined funding requirements and is recognized as revenue when earned as a result of work completed. The Company does not expect to receive royalties for a number of years if at all.

Results of Operations

     Years Ended December 31, 1997 and 1996

     Revenues

     Revenues for 1997 increased to $9.0 million from $6.5 million in 1996. This increase was primarily attributable to the commencement in February 1997 of research funding from SmithKline Beecham, one of the Company's collaborative partners.

     Operating Expenses

     The Company's research and development expenses for 1997 increased to $11.6 million from $8.3 million in 1996. This increase was attributable primarily to increases in staffing and laboratory supplies for the SmithKline Beecham collaboration and the Company's internal programs, including expansion of its chemistry and bioinformatics capabilities, as well as facilities expenses in connection with the Company's occupancy of additional laboratory space.

     General and administrative expenses for 1997 increased to $4.1 million from $2.3 million in 1996. This increase was attributable primarily to increased legal expenses, the hiring of management personnel, and the increase in the Company's directors and officers liability insurance premium and other administrative expenses resulting from the regulatory requirements of being a public company.

     Net Interest Income

     Net interest income for 1997 increased to $2.1 million from $1.7 in 1996. This increase related primarily to interest earned on the net proceeds from the Company's initial public offering and additional revenues from research collaborations, as well as the reduction in interest expense on the line of credit, which was repaid in September 1996.

     Equity in Other Ventures

     Equity in other ventures reflects losses associated with the Company's two investments. For the year ended December 31, 1997, the Company recognized losses of approximately $174,000 related to its investment in Laurel Partners Limited Partnership. For the year ended December 31, 1997, the Company recognized approximately $658,000 in losses generated by Axiom. The Company's investment in Axiom is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses to the extent that the Company's investment is funding those losses.

     Net Loss

     The net loss for 1997 increased to $5.4 million from $2.4 million in 1996. The increase can be attributed to the increase in the operating expenses of the Company as described above, which was partially offset by increases in revenues and interest income.

     Years Ended December 31, 1996 and 1995

     Revenues

     Revenues for 1996 increased to $6.5 million from $4.4 million in 1995. This increase was attributable to the inclusion in 1996 of a full year of research funding from Solvay Pharmaceuticals, one of the Company's collaborative partners, which began in November 1995.

     Operating Expenses

     The Company's research and development expenses for 1996 increased to $8.3 million from $5.4 million for 1995. This increase was attributable primarily to an increase in staffing related to implementation of the research collaboration with Solvay Pharmaceuticals and the Company's internal programs, including expansion of its chemistry capability, as well as expenses in connection with licenses from third parties and a full year of facilities expenses in connection with the Company's occupancy of its facility in Tarrytown, New York.

     General and administrative expenses for 1996 increased to $2.3 million from $1.4 million for 1995. This increase was attributable primarily to increased legal expenses, the recruiting and hiring of management personnel, and the increase in the Company's directors and officers liability insurance premium and other administrative expenses resulting from the regulatory requirements of being a public company.

     Net Interest Income

     Net interest income for 1996 increased to $1.7 million from $903,000 for the same period in 1995. This increase related primarily to interest earned on the net proceeds from the sale of Series B Convertible Preferred Stock in September and November 1995 and from the sale of Common Stock in July and August 1996 pursuant to the Company's initial public offering, net of interest expense on a line of credit and bank loans.

     Net Loss

     The net loss for 1996 increased to $2.4 million from $1.5 million in 1995. This increase can be attributed to the increase in the operating expenses of the Company, as described above, most of which was offset by increases in revenues and interest income.

Liquidity and Capital Resources

     At December 31, 1997, the Company held cash and cash equivalents of $36.8 million. The Company's working capital at December 31, 1997 was $35.4 million. The Company has funded operations through December 31, 1997 with sales of preferred stock and common stock totaling $52.6 million and payments from corporate collaborators totaling $21.1 million.

     In July 1996, the Company completed an initial public offering of 2,750,000 shares of Common Stock at $7.00 per share. The Company received proceeds, net of underwriting discounts, commissions and other initial public offering expenses, of approximately $17.2 million.

     In August 1996, the Company sold an additional 412,500 shares of Common Stock at $7.00 per share pursuant to the exercise by the underwriters of an over-allotment option granted to them. The Company received proceeds, net of underwriting discounts and commissions, of approximately $2.7 million.

     In September 1996, the Company repaid an outstanding line of credit balance of approximately $2.4 million, which was secured by negotiable certificates of deposit. As a result of such repayment, these certificates of deposit are no longer considered restricted cash and are classified as cash equivalents on the balance sheet as of December 31, 1996.

     In May 1997, the Company purchased $2.0 million of convertible preferred stock in Axiom, representing approximately 26% of the outstanding shares of Axiom on an as converted basis. The Company has agreed to purchase an additional $2.0 million of convertible preferred stock in Axiom if the Company receives and accepts Axiom's High Throughput Pharmacology System on or prior to May 29, 1998. This would increase the Company's equity interest in Axiom to approximately 38% of Axiom's then outstanding shares (assuming no additional shares of common stock or securities convertible into common stock are issued by Axiom in the interim) on an as converted basis.

     Through December 31, 1997, the Company has invested approximately $1.7 million in property and equipment of which approximately $820,000 was financed through sale leaseback arrangements with GE Capital Corporation. The Company expects capital expenditures to increase over the next several years as it expands facilities to support the planned expansion of research and development efforts. The Company expects to finance the majority of these capital expenditures using its existing lease line with GE Capital Corporation or other similar arrangements.

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

     At December 31, 1997, the Company had tax net operating loss carryforwards of approximately $13.9 million and research and development credit carryforwards of approximately $1.2 million which expire in years 2008 through 2013. The Company's ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986.

     Recently issued accounting standards may affect the Company's financial statements in the future. See Note 2 of the Notes to Financial Statements.

Year 2000

     The Company is aware of challenges associated with the inability of certain computer systems to properly format information after December 31, 1999 (the "Year 2000 Challenge"). The Company is modifying its computer systems to address the Year 2000 Challenge and does not expect that the cost of modifying such systems will be material. The Company believes it will fully remediate any of its Year 2000 Challenges in advance of the year 2000 and does not anticipate any material disruption in its operations as the result of any failure by the Company to fully remediate such challenges. The Company does not have any information concerning the status of Year 2000 Challenges of its suppliers and customers.

Item 8. Financial Statements.

     The financial statements and notes thereto may be found following Item 14 of this report. For an index to the financial statements and supplementary data, see Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

     Information with respect to the executive officers, directors, key employees and consultants of the Company as of March 20, 1998 is set forth below:

Name                                 Age   Position
----                                 ---   --------
Philip N. Sussman                    46    Senior Vice President of Corporate
                                            Development
David R. Webb, Ph.D.                 53    Vice President of Research and Chief
                                            Scientific Officer
James S. Rielly                      34    Vice President of Finance, Treasurer
                                            and Secretary
Arlindo L. Castelhano, Ph.D.         45    Executive Director of Chemistry
James R. Broach, Ph.D.               50    Director of Research
John C. Cambier, Ph.D.               49    Director of Immunology
Gary L. Johnson, Ph.D.               48    Director of Cell Biology
Algis Anilionis, Ph.D.               47    Director of Intellectual Property
Jennifer LaVin                       32    Director of Corporate Communications
O. Prem Das, Ph.D.                   44    Director of Business Development
Carl C. Icahn                        62    Director
Theodore Altman                      56    Director
Harold First (1)(2)                  61    Director
Jeremy M. Levin, D.Phil., MB.BCHIR   44    Director
Peter S. Liebert, M.D.               62    Director
Robert J. Mitchell(2)                51    Director
Mark H. Rachesky, M.D.               39    Director
Leon E. Rosenberg, M.D.              65    Director
Professor Siegfried G. Schaefer      49    Director
Nicole Vitullo (1)                   40    Director
Samuel D. Waksal, Ph.D. (2)          50    Director
Jack G. Wasserman (1)                61    Director

------------
(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

     Philip N. Sussman, Senior Vice President of Corporate Development, joined the Company in September 1993 in the capacity of Vice President of Corporate Development. From December 1990 to September 1993, Mr. Sussman was Director of Strategy and Business Development for the Pharmaceuticals Division of Ciba-Geigy Corporation, a public pharmaceutical company. He is a member of the Review Panel for the Innovative Technology Research Grant Program, Center for Biotechnology, New York State Science and Technology Foundation. He is also a member of the New York Venture Capital Forum, Inc. and a director of the M.I.T. Enterprise Forum of New York. He is a member of the Board of Directors of Axiom Biotechnologies, Inc., a private biotechnology company. Mr. Sussman holds an S.M., with a concentration in Finance, from the Sloan School of Management at the Massachusetts Institute of Technology. He also holds a B.S. from the State University of New York at Stony Brook and is currently a candidate for an M.S. degree in Biotechnology from Manhattan College.

     David R. Webb, Ph.D., Vice President of Research and Chief Scientific Officer, joined the Company in such capacities in July 1995. From January 1987 to July 1995, Dr. Webb was a Distinguished Scientist at Syntex Inc., a public pharmaceutical company, in the Department of Molecular Immunology. From April 1990 to January 1995, Dr. Webb was also Director of Syntex Inc.'s Institute of Immunology and Biological Sciences. Prior to that Dr. Webb was a member of the Department of Cell Biology at the Roche Institute of Molecular Biology. From January 1989 to the present, Dr. Webb has also been a Consulting Professor of Cancer Biology at Stanford University. Dr. Webb is a member of the Board of Directors of Axiom Biotechnologies, Inc., a private biotechnology company. Dr. Webb holds a Ph.D. in Microbiology from Rutgers University, and an M.A. and a B.A. in Biology from California State University at Fullerton.

     James S. Rielly, Vice President of Finance, Treasurer and Secretary, joined the Company in September 1992 as its Controller, became its Treasurer and Secretary in September 1993 and became its Vice President of Finance in December 1997. From November 1989 to September 1992, Mr. Rielly was the Controller and Treasurer of Baring Brothers & Co., Inc., an investment banking firm. Mr. Rielly is a certified public accountant and holds a B.S.B.A. from Bucknell University.

     Arlindo L. Castelhano, Ph.D., has been Executive Director of Chemistry of the Company since June 1996 and Director of Chemistry from September 1995 to June 1996. He was a scientist at Syntex Inc., a public pharmaceutical company, from 1982 to 1995 and served as Principal Scientist from 1993 to 1995. He received his Ph.D. in Chemistry from McMaster University and his B.S. from University of Toronto.

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

     Jennifer LaVin, Director of Corporate Communications, joined the Company in September 1996. From December 1992 to September 1996, Ms. LaVin was an equity analyst and Assistant Vice President at Merrill Lynch & Co., Inc. focusing on the pharmaceutical industry. Ms. LaVin received her M.B.A. from Columbia Business School and her B.A. in Biochemistry from the University of Pennsylvania.

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

     Carl C. Icahn became a director of the Company in July 1993. He was a Co-Chairman of the Board of Directors from May 1995 to May 1996. Mr. Icahn has been Chairman of the Board and Chief Executive Officer of ACF Industries Inc., a privately-held railcar leasing and manufacturing company, since 1984, ACF Industries Holding Corp., a privately-held holding company for ACF Industries Inc. since August 1993, and, since 1968, Icahn & Co., Inc., a registered broker-dealer and until 1995 a member firm of the New York Stock Exchange, Inc. Since November 1990, Mr. Icahn has been Chief Executive Officer and Chairman of the Board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. He has been a director of both Marvel Entertainment Group, Inc., a public company that publishes comic books and develops, sells and licenses comic book and other characters, and Toy Biz, Inc., a public company that markets and sells toys, since June 1997. From before 1990, Mr. Icahn has been Chief Executive Officer and Chairman of the Board of Starfire Holding Corporation, a privately-held holding company. From before 1991 to January 1993, Mr. Icahn was Chief Executive Officer and Chairman of the Board of Trans World Airlines, Inc., a public airline company. Mr. Icahn received his B.A. from Princeton University.

     Theodore Altman became a director of the Company in May 1996. For the past five years, Mr. Altman has been a senior partner in the law firm of Gordon Altman Butowsky Weitzen Shalov & Wein, concentrating his areas of practice in securities law and litigation. Mr. Altman received a B.A. from Bucknell University and an LL.B. from New York University.

     Harold First became a director of the Company in April 1995. Mr. First has been since January 1993 an independent financial consultant. From December 1990 through January 1993, Mr. First served as Chief Financial Officer of Icahn Holding Corp., a privately-held holding company, and related entities. He has been a director of Trump Taj Mahal Realty Corp., a privately-held real estate company, from October 1991 until September 1996; a member of the Supervisory Board of Directors of Memorex Telex N.V., a public technology company, from February 1992 until February 1997; a director of Tel-Save Holdings, Inc., a public long-distance telephone service company, since September 1995; a director of both Marvel Entertainment Group, Inc., a public company that publishes comic books and develops, sells and licenses comic book and other characters, and Toy Biz, Inc., a public company that markets and sells toys, since June 1997; and a director of Panaco, Ltd., an oil and gas drilling company, since September 1997. Mr. First was a director of Trans World Airlines, Inc., a public airline company, from December 1990 through January 1993; a director of ACF Industries, Inc., a privately-held railcar leasing and manufacturing company, from February 1991 through December 1992; and Vice Chairman of the Board of Directors of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate from March 1991 through December 1992. He is a certified public accountant and holds a B.S. from Brooklyn College.

     Jeremy M. Levin, D.Phil., MB.BCHIR, became a director of the Company in January 1993. Dr. Levin is the Chairman of the Board of Directors of Physiome Sciences, Inc., a private company that develops predictive physiological models of cells, tissues and organs. Dr. Levin was the Chief Executive Officer and President of the Company from December 1992 until January 31, 1998 and the Chairman of the Board of Directors of the Company from May 1996 to January 31, 1998. From December 1990 to December 1992, Dr. Levin was Vice President of Corporate Development for Genzyme Corp.'s majority-owned subsidiary, IG Laboratories, Inc., a public laboratory testing company. Prior to that Dr. Levin served in a number of positions at biotechnology companies and at major teaching hospitals in Europe. Dr. Levin has served on the Board of Directors and the Executive Committee of the Board of Directors of the Biotechnology Industry Organization. He is currently a member of the Board of Directors of Trega Biosciences, Inc., a public biotechnology company. Dr. Levin holds a D.Phil. in Molecular Biology from the University of Oxford and an MB. BCHIR from University of Cambridge.

     Peter S. Liebert, M.D., became a director of the Company in April 1995. Dr. Liebert has been a pediatric surgeon in private practice since 1968 and is affiliated with Babies Hospital of Columbia Presbyterian. He is Clinical Associate Professor of Surgery, College of Physicians and Surgeons, Columbia University. He is also Chairman of the Board of Rx Vitamins, Inc. Dr. Liebert holds an M.D. from Harvard University Medical School and a B.A. from Princeton University.

     Robert J. Mitchell became a director of the Company in May 1996. Mr. Mitchell has been Senior Vice President-Finance of ACF Industries Inc. since March 1995 and was Treasurer of ACF Industries Inc. from December 1984 to March 1995. Mr. Mitchell has also served as President and Treasurer of ACF Industries Holdings Corp. since August 1993 and as Vice President, Liaison Officer of Icahn & Co., Inc. since November 1984. From 1987 to January 1993, Mr. Mitchell served as Treasurer of Trans World Airlines, Inc. Mr. Mitchell has been a director of National Energy Group, Inc., a public company involved in the exploration of oil and gas reserves, since August 1996. He has been a director of both Marvel Entertainment Group, Inc., a public company that publishes comic books and develops, sells and licenses comic book and other characters, and Toy Biz, Inc., a public Company that markets and sells toys, since June 1997.He received his B.S. degree in Business Administration from St. Francis college.

     Mark H. Rachesky, M.D. became a director of the Company in July 1993. Since June 1996, Dr. Rachesky has been the President of MHR Fund Management LLC, the investment manager of three investment partnerships. From February 1990 until June 1996, Dr. Rachesky was employed by Icahn Holding Corporation where he initially served as a senior investment officer and, for the last three years, as Carl C. Icahn's chief investment advisor. Dr. Rachesky has been a director of Samsonite Corp., a public luggage manufacturing company, since June 1993 and a director of Culligan Water Technologies, Inc., a public water purification company, since its spin-off from Samsonite Corp. in December 1995. From November 1990 to June 1996, Dr. Rachesky served as a director and officer of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. From June 1987 to February 1990, Dr. Rachesky was employed by an affiliate of the Robert M. Bass Group, Inc., a privately-held financial company. Dr. Rachesky received an M.D. and an M.B.A. from Stanford University and his B.S. from the University of Pennsylvania.

     Leon E. Rosenberg, M.D., became a director of the Company in March 1997. Since February 1998, Dr. Rosenberg has been a Professor of Molecular Biology at

Princeton University and Chief Executive Officer of Funding First, a Lasker Trust initiative for medical research advocacy. From January 1997 to January 1998, Dr. Rosenberg was Senior Vice President, Scientific Affairs of

Bristol-Myers Squibb Company. From September 1991 to January 1997, Dr. Rosenberg was President of Bristol-Myers Squibb Pharmaceutical Research Institute. From July 1984 to September 1991, he served as Dean of the Yale University School of Medicine, where he had held faculty positions since 1965. Dr. Rosenberg currently serves on the Boards of Directors of the Whitehead Institute for Biomedical Research, the Lovelace Respiratory Research Institute and Research!America. He received both his M.D. and his B.A. from the University of Wisconsin. He is a member of the National Academy of Sciences and of the Institute of Medicine.

     Professor Siegfried G. Schaefer became a director of the Company in January 1998. Dr. Schaefer has been head of worldwide research at Solvay Pharmaceuticals since July 1997 and the head of research at a Dutch division of Solvay Pharmaceuticals from May 1996 to July 1997. From September 1992 to July 1997 Dr. Schaefer was a department head for project management at an affiliate of Solvay Pharmaceuticals. Dr. Schaefer has a B.S. in Biology from the University of Bochum and a Doctorate in Pharmacology from the University of Munich. Dr. Shaefer is currently a Professor at the University of Hamburg in the Department of Pharmacology and Toxicology.

     Nicole Vitullo became a director of the Company in December 1996. Ms. Vitullo has been Senior Vice President of Rothschild International Asset Management since November 1996 and Vice President thereof from November 1992 until November 1996. From July 1991 to November 1992, Ms. Vitullo served as Director of Corporate Communications and Investor Relations at Cephalon, Inc., a public biotechnology company. From June 1979 to July 1991, she held various positions at Eastman Kodak, including Manager of Venture Capital Development of the Healthcare Group. Ms. Vitullo serves as a director of Cytel Corporation, Anergen, Inc., Onyx Pharmaceuticals, Inc. and Corvas International, public biotechnology companies. Ms. Vitullo received her M.B.A. from the University of Rochester's William E. Simon School of Business and her B.S. in Mathematics/ Statistics from the University of Rochester.

     Samuel D. Waksal, Ph.D., a founder of the Company, has been a director of the Company since its inception and was a Co-Chairman of the Board of Directors from May 1995 to May 1996. Dr. Waksal was Chief Executive Officer of the Company from June 1992 to December 1992 and was its Chairman of the Board of Directors from June 1992 to May 1995. Dr. Waksal has been the Chief Executive Officer and a director of ImClone Systems Incorporated, a public biotechnology company, since 1985 and President since March 1987. From 1982 to 1985, Dr. Waksal was a member of the faculty of the Mr. Sinai School of Medicine as Associate Professor of Pathology and Director of the Division of Immunotherapy within the Department of Pathology. He has served as visiting Investigator of the National Career Institute, Immunology Branch, Research Associate of the Department of Genetics, Stanford University Medical School, Assistant Professor of Pathology at Tufts University School of Medicine and Senior Scientist for the Tufts Cancer Research Center. Dr. Waksal was a scholar of the Leukemia Society of America from 1979 to 1984. He currently serves as Chairman of the New York Council for the Humanities. Dr. Waksal received his Ph.D. in Immunology from Ohio State University College of Medicine.

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

     The Board of Directors has (i) a Compensation Committee, consisting of Messrs. First and Wasserman and Ms. Vitullo, which makes recommendations regarding salaries and incentive compensation for employees of and consultants to the Company and which administers the 1993 Stock Option Plan and the 1996 Incentive Plan and (ii) an Audit Committee, consisting of Messrs. First and Mitchell and Dr. Waksal, which oversees actions taken by the Company's independent auditors and reviews the Company's internal accounting controls.

     In September 1995, the Board of Directors granted to each director then in office a 30-day option to purchase 8,334 shares of Common Stock at an exercise price of $2.25 per share. In October 1995, each of Harold First, Carl C. Icahn, Peter S. Liebert, Mark H. Rachesky, Thomas E. Shenk, then a director of the Company, and Samuel D. Waksal exercised his option and purchased 8,334 shares of Common Stock at $2.25 per share. In November 1996, the Compensation Committee granted to each of the non-employee directors then in office, other than Dr. Lawrence Muschek, an option to purchase 12,000 shares of Common Stock at an exercise price of $6.75 per share. Each stock option is exercisable in four cumulative annual installments of 3,000 shares commencing in November 1997 and expires in November 2006. In October 1997, the Compensation Committee granted to Nicole Vitullo an option to purchase 12,000 shares of Common Stock at an exercise price of $14.00 per share. The stock option is exercisable in four cumulative annual installments of 3,000 shares commencing in December 1997 and expires in October 2007. In December 1997, the Board of Directors granted to each of the three members of the Compensation Committee an option to purchase 2,500 shares of Common Stock at an exercise price of $6.375 per share. Each stock option expires in December 2007 and is exercisable upon the approval by the stockholders of the Company of the amendment to the Company's 1996 Incentive Plan that increases the maximum number of shares of Common Stock that may be the subject of awards under such plan from 833,334 to 1,833,334 (plus any shares that are the subject of canceled or forfeited awards). The shares issuable upon the exercise of such options are registered pursuant to a registration statement on Form S-8.

     The non-employee directors receive $1,000 for each meeting of the Board of Directors attended and $500 for each meeting of a committee of the Board of Directors attended.

Item 11. Executive Compensation.

     The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered to the Company in all capacities for the fiscal years ended December 31, 1997, 1996 and 1995, by its Chief Executive Officer and each of the

Company's other executive officers whose total salary and bonus exceeded $100,000 during such fiscal year (collectively, the "Named Executive Officers"):

                           Summary Compensation Table

                                                              Long-Term
                                                             Compensation
                                                                Awards
                                                             ------------
                                         Annual Compensation  Securities
                                       ---------------------  Underlying   All Other
Name and Principal Position      Year  Salary ($)  Bonus ($)  Options(#)  Compensation
---------------------------      ----  ----------  ---------  ----------  ------------
Jeremy M. Levin (1) ...........  1997   225,000      45,000     300,000     231,164
 President and Chief Executive   1996   225,000      45,000      25,000        --
 Officer                         1995   175,260      65,000        --          --

Philip N. Sussman .............  1997   160,000      20,000      75,000
 Senior Vice President of        1996   149,375        --        65,000        --
 Corporate Development           1995   110,260      70,000      33,334        --

David R. Webb .................  1997   175,000      20,000      45,000
 Vice President of Research      1996   175,000      17,500      17,500        --
 and Chief Scientific Officer    1995    94,868(2)   30,000      66,667     128,021(3)

Arlindo L. Castelhano, Ph.D. ..  1997   118,800      15,000       1,000        --
 Executive Director of           1996   105,833      15,000      11,666        --
 Chemistry                       1995      --          --          --          --

James S. Rielly ...............  1997    95,000      20,000      15,000
 Vice President of Finance       1996   100,846      15,000      16,666        --
                                 1995      --          --          --          --

------------
(1) Dr. Levin ceased being the President and Chief Executive Officer of the Company on January 31, 1998. All other Compensation includes $231,164 in accrued severance.

(2) Dr. Webb joined the Company in June 1995 and received a salary at the rate of $175,000 per annum for 1995.

(3) All Other Compensation includes: (i) $121,754 of relocation expenses, (ii) $5,880 in healthcare premiums and reimbursements paid by the Company and
    (iii) $387 in short term and long-term disability premiums and life insurance premiums paid by the Company.

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

     Dr. David R. Webb

     Dr. Webb is an employee at will but has a severance agreement with the Company which provides that if he is terminated without cause he will receive severance equal to (i) 6 months' salary if such termination is after 24 months but before the 37th month after commencement, or (ii) whatever is deemed appropriate for other officers of the Company at the time of termination if such termination is more than 36 months after commencement.

     James S. Rielly

     Mr. Rielly is an employee at will but has a severance agreement with the Company which provides that if he is terminated without cause (i) the Company will continue to pay him his then salary and provide him with medical benefits until the earlier of six months from the date of termination or his commencement of new employment and (ii) all unvested stock options issued to him will immediately vest as of the date of termination.

Option Grants

     The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1997 by the Company to the Named Executive Officers:

                        Option Grants in Last Fiscal Year

                                             Individual Grants
                         --------------------------------------------------    Potential Realizable
                                       Percent of                                Value At Assumed
                                         Total                                 Annual Rates of Stock
                         Securities     Options                                 Price Appreciation
                         Underlying    Granted to     Exercise                 for Option Terms ($)
                           Options    Employees in     Price     Expiration    ---------------------
      Name               Granted(#)   Fiscal Year    ($/share)      Date           5%         10%
      ----               ----------   ------------   ---------   ----------    ---------   ---------
Jeremy M. Levin ........   100,000       15.34         20.00       2/4/07(1)   1,257,789   3,187,485
                           200,000       30.69         13.375      2/4/07(1)   1,682,293   4,263,261
Philip N. Sussman ......    20,000        3.07          6.375    12/30/07         80,184     203,202
                             5,000        0.77          6.375    12/30/07         20,046      50,801
                            50,000        7.67          6.375    12/30/07        200,460     508,005
David R. Webb ..........    20,000        3.07          6.375    12/30/07         80,184     203,202
                            10,000        1.53          6.375    12/30/07         40,092     101,601
                            15,000        2.30          6.375    12/30/07         60,138     152,402
Arlindo L. Castelhano ..     1,000        0.15          6.375    12/30/07          4,009      10,160
James S. Rielly ........    15,000        2.30          6.375    12/30/07         60,138     152,402

Option Exercises and Holdings

     The following table sets forth certain information concerning each exercise of stock options, during the fiscal year ended December 31, 1997 by the Named Executive Officers and unexercised stock options held by the Named Executive Officers as of the end of such fiscal year.

               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values

                                                          Number of
                                                     Securities Underlying       Value of Unexercised
                                                     Unexercised Options at     In-The-Money Options at
                           Shares      Aggregate      December 31, 1997 (#)     December 31, 1997 ($)(2)
                         Acquired on     Value     --------------------------  --------------------------
    Name                  Exercise    Realized($)  Exercisable  Unexercisable  Exercisable  Unexercisable
    ----                 -----------  -----------  -----------  -------------  -----------  -------------
Jeremy M. Levin ........   25,000       309,500      315,071            --      1,424,713           --
Philip N. Sussman ......       --            --       85,002       121,666        213,090       46,248
David R. Webb ..........   10,000        98,750       27,708        91,459         96,248      137,503
Arlindo L. Castelhano ..    6,666        61,661        2,917        16,417             --       27,506
James S. Rielly ........    8,334        93,872        5,834        30,832          4,626        9,249

------------
(1) These options were canceled when Dr. Levin and the Company determined, on December 29, 1997, not to renew his employment agreement.

(2) Based on the difference between the closing price of the underlying shares of Common Stock on December 31, 1996 as reported by the NASDAQ National Market ($6.375) and the option exercise price.

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

     The 1993 Stock Option Plan is administered by the Compensation Committee which is presently comprised of Harold First, Jack G. Wasserman and Nicole Vitullo.

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

     During 1997, there were no stock options granted under the 1993 Stock Option Plan.

     As of March 20, 1998, an aggregate of 460,701 shares of Common Stock were subject to outstanding stock options granted under the 1993 Stock Option Plan. As of March 20, 1998, options to purchase 409,810 shares were exercisable at prices ranging from $1.37 to $3.51 per share.

     The Company has registered the shares issuable upon exercise of stock options granted under the 1993 Stock Option Plan pursuant to a registration statement on Form S-8.

Stock Option Agreements

     The Company has granted non-qualified stock options to directors, officers, employees and consultants of the Company by means of stock option agreements. During 1997, there were no stock options granted pursuant to stock option agreements. As of March 20, 1998, an aggregate of 607,257 shares of Common Stock were subject to outstanding stock options granted under stock option agreements, and options to purchase 375,475 shares under such option agreements were exercisable at prices ranging from $1.50 to $6.75 per share.

     The Company has registered the shares issuable upon exercise of stock options granted under such stock option agreements pursuant to a registration statement on Form S-8

1996 Incentive Plan

     The Company's 1996 Incentive Plan (the "1996 Incentive Plan") was adopted by the Board of Directors and approved by the stockholders of the Company in May 1996. The 1996 Incentive Plan replaced the 1993 Stock Option Plan, effective as of May 10, 1996, with respect to all future awards by the Company to its employees and consultants. However, while all future awards will be made under the 1996 Incentive Plan, awards made under the 1993 Stock Option Plan will continue to be administered in accordance with the 1993 Stock Option Plan. See "Incentive Plans -- 1993 Stock Option Plan." In December 1996, the Board of Directors amended the 1996 Incentive Plan to (i) increase the maximum number of shares of Common Stock that may be the subject of awards under the 1996 Incentive Plan from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) and (ii) provide for the grant of stock options to directors of the Company . The stockholders of the Company approved such amendments to the 1996 Incentive Plan in June 1997. In December 1997, the Board of Directors amended the 1996 Incentive Plan to increase the maximum number of shares of Common Stock that may be the subject of awards under the 1996 Incentive Plan from 833,334 to 1,833,334 (plus any shares that are the subject of canceled or forfeited awards), subject to approval by the stockholders of the Company.

     The 1996 Incentive Plan is administered by the Compensation Committee, which has the power and authority under the 1996 Incentive Plan to determine which of the Company's employees, consultants and directors will receive awards, the time or times at which awards will be made, the nature and amount of the awards, the exercise or purchase price, if any, of such awards, and such other terms and conditions applicable to awards as it determines to be appropriate or advisable.

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

     As of March 20, 1998, an aggregate of 678,242 shares of Common Stock were subject to outstanding stock options granted under the 1996 Incentive Plan. As of March 20, 1998, stock options to purchase 122,352 shares were exercisable at prices ranging from $5.75 to $14.00 per share.

     The Company has registered the shares issuable upon exercise of stock options granted or which may be granted under the 1996 Incentive Plan pursuant to a registration statement on Form S-8.

401(k) Plan

     In November, 1993, the Company adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees. Generally, employees may elect to contribute to the 401(k) Plan, through payroll deductions, up to 20% of their compensation for services rendered in any year, not to exceed a statutorily prescribed annual limit. The trustee under the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in any of seven investment options. The 401(k) Plan is intended to qualify under Section 401 of the Code so that contributions by employees to the 401(k) Plan, and income earned on plan contributions, are not taxable to employees until withdrawn. The Company made an aggregate matching contribution for the fiscal year ended December 31, 1997 of approximately $74,646 to participants under the 40l(k) Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 20, 1998 with respect to (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. All information is based upon ownership filings made by such persons with the Securities and Exchange Commission (the "Commission") or upon information provided by such persons to the Company.

                                             Number of Shares      Percentage of
                                             Amount and Nature      Outstanding
Name and Address of Beneficial Owner (1)  of Beneficial Ownership     Owned(2)
----------------------------------------  -----------------------  -------------
Carl C. Icahn ..........................         3,364,216(3)          27.14%
 767 Fifth Avenue
 New York, New York 10153
Bristol-Myers Squibb ...................         2,061,673             16.64%
 P.O. Box 4000
 South 206 and Province Line Road
 Princeton, New Jersey 08543-4000
Physica B.V. (4) .......................         1,599,942             12.91%
 C.J. van Houtenlaan 36
 1381 CP Weesp
 The Netherlands

                                             Number of Shares      Percentage of
                                             Amount and Nature      Outstanding
Name and Address of Beneficial Owner (1)  of Beneficial Ownership     Owned(2)
----------------------------------------  -----------------------  -------------
International Biotechnology Trust plc ..           850,000(5)           6.86%
 c/o Rothschild Asset Management Limited
 Five Arrows House
 St. Swithins Lane
 London EC4N 8NR
 United Kingdom
Philip N. Sussman ......................            85,002(6)            *
David R. Webb, Ph.D. ...................            27,708(7)            *
Arlindo L. Castelhano, Ph.D. ...........             9,583(8)            *
James S. Rielly ........................             6,034(9)            *
Theodore Altman ........................             3,000(10)           *
Harold First ...........................            11,334(11)           *
Jeremy M. Levin, D.Phil., MB.BCHIR .....           290,071(12)          2.29%
Peter S. Liebert, M.D. .................            11,334(13)           *
Robert J. Mitchell .....................             3,000(14)           *
Mark H. Rachesky, M.D. .................           193,683(15)          1.56%
Leon E. Rosenberg, M.D. ................              --                 *
Siegfried G. Schaefer ..................         1,599,942(16)         12.91%
Nicole Vitullo .........................           853,000(17)          6.88%
Samuel D. Waksal, Ph.D. ................             3,000(18)           *
Jack G. Wasserman ......................             3,000(19)           *
All executive officers and directors ...         8,525,580(20)         66.45%
 as a group (16 persons)

------------
   * Less than one percent

 (1) Except as otherwise indicated above, the address of each stockholder identified above is c/o the Company, 777 Old Saw Mill River Road, Tarrytown, NY 10591-6705. Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

 (2) Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 20, 1998, that may be exercised within 60 days after such date for purposes of computing the percentage of Common Stock owned by such person, but not for purposes of computing the percentage of Common Stock owned by any other person.

 (3) Includes 2,258,790 shares of Common Stock held by High River Limited Partnership. Mr. Icahn is the sole shareholder of the sole general partner of High River Limited Partnership. Also includes 3,000 shares of Common Stock that Mr. Icahn currently has the right to acquire upon the exercise of stock options.

 (4) Physica B.V. is an affiliate of Solvay Pharmaceuticals.

 (5) Consists of 850,000 shares of Common Stock held by the International Biotechnology Trust plc ("IBT"). Rothschild Asset Management acts as the investment manager to IBT and therefore may be deemed to share beneficial ownership of these shares.

 (6) Consists of 85,002 shares of Common Stock which Mr. Sussman currently has the right to acquire upon the exercise of stock options. See "Management - Incentive Plans."

 (7) Consists of 27,708 shares of Common Stock which Dr. Webb currently has the right to acquire upon the exercise of stock options. See "Management - Incentive Plans."

 (8) Consists of 2,917 shares of Common Stock which Dr. Castelhano currently has the right to acquire upon the exercise of stock options. See "Management - Incentive Plans."

 (9) Includes 5,834 shares of Common Stock which Mr. Rielly currently has the right to acquire upon the exercise of stock options. See "Management - Incentive Plans."

(10) Consists of 3,000 shares of Common Stock which Mr. Altman currently has the right to acquire upon the exercise of stock options.

(11) Includes 3,000 shares of Common Stock which Mr. First currently has the right to acquire upon the exercise of stock options.

(12) Consists of 290,071 shares of Common Stock which Dr. Levin currently has the right to acquire upon the exercise of stock options. See "Management - Incentive Plans."

(13) Includes 3,000 shares of Common Stock which Dr. Liebert currently has the right to acquire upon the exercise of stock options.

(14) Consists of 3,000 shares of Common Stock which Mr. Mitchell currently has the right to acquire upon the exercise of stock options.

(15) Includes 3,000 shares of Common Stock which Dr. Rachesky currently has the right to acquire upon the exercise of stock options.

(16) Consists of 1,599,942 shares of Common Stock held by Physica B.V., an affiliate of Solvay Pharmaceuticals. Professor Schaefer is the head of worldwide research at Solvay Pharmaceuticals. Professor Schaefer may be deemed the beneficial owner of the 1,599,942 shares of Common Stock held by Physica B.V., but disclaims such beneficial ownership.


(17) Includes (a) 850,000 shares of Common Stock held by IBT and (b) 3,000 shares of Common Stock which Ms. Vitullo currently has the right to acquire upon the exercise of stock options. Ms. Vitullo is Vice President of Rothschild Asset Management Ltd., the investment manager for IBT. Ms. Vitullo may be deemed the beneficial owner of the 850,000 shares of Common Stock held by IBT, but disclaims such beneficial ownership.

(18) Consists of 3,000 shares of Common Stock which Dr. Waksal currently has the right to acquire upon the exercise of stock options.

(19) Consists of 3,000 shares of Common Stock which Mr. Wasserman currently has the right to acquire upon the exercise of stock options.

(20) Includes (a) 438,532 shares of Common Stock issuable upon exercise of options, (b) 1,599,942 shares of Common Stock held by Physica B.V., and (c) 850,000 shares of Common Stock held by IBT. See footnotes (3), (6), (7),
     (8), (9), (10), (11), (12), (13), (14), (15), (16), (17), (18) and (19).

Item 13. Certain Relationships and Related Transactions.

     For the year ended December 31, 1997, the Company received $3,115,275 in cash for research funding from Bristol-Myers Squibb and recorded $4,115,275 as revenue, which constituted 46% of the Company's gross revenues in 1997. Leon E. Rosenberg, a director of the Company, was the Senior Vice President of Scientific Affairs of Bristol-Myers Squibb during 1997.

     For the year ended December 31, 1997, the Company received $2,587,460 in cash for research funding from Solvay Pharmaceuticals, an affiliate of Physica B.V., which constituted 29% of the Company's gross revenues in 1997. Siegfried
G. Schaefer, a director of the Company, is the head of worldwide research at Solvay Pharmaceuticals.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Financial Statements                    Page
    --------------------                    ----
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

       10.8 Research Collaboration and License Agreement, dated as of July 26, 1994, between the Company and Bristol-Myers. (2)

       10.9 Screening and Option Agreement, dated as of July 26, 1994, between the Company and Bristol-Myers. (2)

       10.10 Research Collaboration and License Agreement, dated as of November 1, 1995 between the Company and Solvay
                  Pharmaceuticals B.V. (2)

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

       10.21 Stock Option Agreement, dated as of December 18, 1995, between the Company and James R. Broach. (2)

       10.22 Waiver, dated May 17, 1996, of Section 1.05 of the Preferred Stock Purchase Agreement dated as of July 26, 1994 between the Company and Bristol-Myers, as amended by the First Amendment thereto dated as of October 31, 1995. (2)

       10.23 Waiver, dated May 17, 1996, of Section 1.04 of the Preferred Stock Purchase Agreement dated as of November 1, 1995 between the Company and Physica B.V. (2)

       10.24 Research Collaboration and License Agreement among the Company, SmithKline Beecham Corporation and SmithKline Beecham p.l.c., dated as of February 25, 1997. (3)

       11         Computation of Net Loss per Share.

       23.1       Consent of KPMG Peat Marwick LLP, independent auditors.

       24 Power of Attorney (filed as part of the signature page to this Report).

       27         Financial Data Schedule.

------------

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

                                        CADUS PHARMACEUTICAL CORPORATION

                                        By: /s/ Philip N. Sussman
                                            ----------------------------------
                                            Philip N. Sussman
                                            Senior Vice President of Corporate
                                             Development

     Each person whose signature appears below constitutes and appoints Philip
N. Sussman and James S. Rielly, or either of them, each with the power of substitution, his or her true and lawful attorney-in-fact to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his or her substitute, may do or choose to be done by virtue hereof.

     Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.

        Name                           Title                           Date
        ----                           -----                           ----
/s/ Philip N. Sussman      Senior Vice President of Corporate     March 26, 1998
-------------------------   Development (Principal Executive
Philip N. Sussman           Officer)

/s/ James S. Rielly        Vice President of Finance, Treasurer   March 26, 1998
-------------------------   and Secretary (Principal Financial
James S. Rielly             and Accounting Officer)

                           Director                               March __, 1998
-------------------------
Carl C. Icahn

                           Director                               March __, 1998
-------------------------
Theodore Altman

/s/ Harold First           Director                               March 26, 1998
-------------------------
Harold First

/s/ Jeremy M. Levin        Director                               March 26, 1998
-------------------------
Jeremy M. Levin

/s/ Peter S. Liebert       Director                               March 26, 1998

-------------------------
Peter S. Liebert

/s/ Robert J. Mitchell     Director                               March 26, 1998
-------------------------
Robert J. Mitchell

/s/ Mark H. Rachesky       Director                               March 26, 1998
-------------------------
Mark H. Rachesky

/s/ Leon E. Rosenberg      Director                               March 26, 1998
-------------------------
Leon E. Rosenberg

/s/ Siegfried G. Schaefer  Director                               March 23, 1998
-------------------------
Siegfried G. Schaefer

/s/ Nicole Vitullo         Director                               March 26, 1998
-------------------------
Nicole Vitullo

/s/ Samuel D. Waksal       Director                               March 26, 1998
-------------------------
Samuel D. Waksal

/s/ Jack G. Wasserman      Director                               March 26, 1998
-------------------------
Jack G. Wasserman

                        CADUS PHARMACEUTICAL CORPORATION

                                      Index

    Independent Auditors' Report                                       F-2

    Financial Statements:

       Balance Sheets - December 31, 1997 and 1996                     F-3

       Statements of Operations - For the years ended December 31,     F-4
        1997, 1996 and 1995

       Statement of Stockholders' Equity - For the                     F-5
        years ended December 31, 1997, 1996 and 1995

       Statements of Cash Flows - For the years ended December 31,     F-6
        1997, 1996 and 1995

       Notes to Financial Statements                                   F-7

                          Independent Auditors' Report

The Board of Directors and Stockholders
Cadus Pharmaceutical Corporation:

We have audited the accompanying balance sheets of Cadus Pharmaceutical Corporation (the Company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cadus Pharmaceutical Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

February 27, 1998

                        Cadus Pharmaceutical Corporation

                                 Balance Sheets

                                                                                    December 31,    December 31,
                                                                                        1997            1996
                                                                                    ------------    ------------
                                     Assets
Current assets:
     Cash and cash equivalents                                                      $ 36,761,516    $ 43,152,677
     Prepaid and other current assets                                                    405,597         263,052
                                                                                    ------------    ------------
               Total current assets                                                   37,167,113      43,415,729

Restricted cash (note 6 & 13)                                                               --           118,000
Fixed assets, net of accumulated depreciation and amortization of $2,582,661
    at December 31, 1997, $1,488,015 at December 31, 1996 (note 3)                     2,646,936       2,955,530
Deferred tax asset, less valuation allowance of $7,204,000 at December 31, 1997
    and $3,787,0000 at December 31, 1996  (note 7)                                          --              --
Due from stockholder (note 4)                                                               --             5,974
Investments in other ventures (note 5)                                                 1,478,229         310,660
Other assets, net (notes 2)                                                              948,912         480,965
                                                                                    ------------    ------------
               Total assets                                                         $ 42,241,190    $ 47,286,858
                                                                                    ============    ============

                      Liabilities and Stockholders' Equity

Current liabilities:
       Deferred revenue (note 8)                                                    $     94,190    $  1,000,000
       Accounts payable                                                                  892,636         455,794
       Accrued expenses and other current liabilities (note 12)                          604,146         470,660
       Note payable to partnership-current portion                                       150,000
       Line of credit and loans payable to bank-current portion (note 6)                    --            12,601
                                                                                    ------------    ------------
               Total current liabilities                                               1,740,972       1,939,055

        Loans payable to bank (note 6)                                                      --            16,474
        Note payable to partnership  (note 5)                                               --           150,000
                                                                                    ------------    ------------
               Total liabilities                                                       1,740,972       2,105,529

Commitments and contingencies (note 13)

Stockholders' equity (notes 8, 9 and 10 ):
Common Stock, $.01 par value.  Authorized 35,000,000 shares at
       December 31, 1997 and 1996; issued 12,500,156 shares at December 31, 1997,
       12,202,900 shares at December 31, 1996; outstanding 12,358,489
       shares at December 31, 1997, 12,061,233 shares at December 31, 1996               125,001         122,029
Additional paid-in capital                                                            54,517,519      53,790,704

Accumulated deficit (note 1)                                                         (13,842,227)     (8,431,329)
Treasury stock, 141,667 shares of common stock at December 31, 1997 and 1996            (300,075)       (300,075)
                                                                                    ------------    ------------
               Total stockholders' equity                                             40,500,218      45,181,329
                                                                                    ------------    ------------
               Total liabilities and stockholders' equity                           $ 42,241,190    $ 47,286,858
                                                                                    ============    ============

                 See accompanying notes to financial statements

                        Cadus Pharmaceutical Corporation

                            Statements of Operations

                                                      For the Years Ended December 31,
                                                   1997            1996           1995
                                               ------------    ------------    ------------
Revenues, principally from
    related parties (notes 2 and 8)            $  9,013,113    $  6,500,000    $  4,417,809
                                               ------------    ------------    ------------
Costs and expenses:
    Research and development costs               11,561,213       8,282,507       5,383,285
    General and administrative expenses           4,091,866       2,315,042       1,376,126
                                               ------------    ------------    ------------
       Total costs and expenses                  15,653,079      10,597,549       6,759,411
                                               ------------    ------------    ------------
Operating loss                                   (6,639,966)     (4,097,549)     (2,341,602)
                                               ------------    ------------    ------------
Other income and (expenses):
Interest income                                   2,079,058       1,829,820         980,567
Interest expense                                    (17,865)       (110,416)        (77,866)
Equity in other ventures (note 5)                  (832,431)           --              --
Gain on sale of equipment                             3,281            --              --
                                               ------------    ------------    ------------
       Total other income and (expenses)          1,232,043       1,719,404         902,701

Loss before income taxes                         (5,407,923)     (2,378,145)     (1,438,901)

State and local taxes (note 7)                        2,975          62,580          43,589
                                               ------------    ------------    ------------
Net loss                                         (5,410,898)     (2,440,725)     (1,482,490)

Basic net loss per share (note 2)              $      (0.44)   $      (0.39)   $      (1.07)
                                               ============    ============    ============
Shares used in calculation of basic net loss
    per share (note 2)                           12,225,463       6,280,917       1,382,139
                                               ============    ============    ============

                 See accompanying notes to financial statements

                        Cadus Pharmaceutical Corporation

                        Statement of Stockholders' Equity

                                                                              Convertible                     Convertible
                                                                      Preferred Stock, Series A        Preferred Stock, Series B
                                                                     ----------------------------    ----------------------------
                                                                        Shares          Amount          Shares          Amount
                                                                     ------------    ------------    ------------    ------------
Balance at January 1, 1995                                             14,879,651    $     14,880       3,571,429    $      3,571

Issuance of Convertible Preferred Stock, Series B for cash,
   in connection with achievement of scientific milestone                                               1,250,000           1,250
Issuance of Convertible Preferred Stock, Series B for cash, net of issuance costs of $154,858, in connection with
   corporate partnering transaction in November 1995                                                    2,500,000           2,500
Issuance of common stock for cash in connection with
   exercise of options
Repurchase of stock from founder for cash
Net loss for year ended December 31, 1995
                                                                     ------------    ------------    ------------    ------------
Balance at December 31, 1995                                           14,879,651          14,880       7,321,429           7,321

Issuance of common stock for cash in connection with
   exercise of options
Issuance of common stock for cash at $7.00 per share, net
   of issuance costs of $2,073,376, in connection with
   the initial public offering in July 1996
Conversion of Preferred Stock into common stock in
   connection with the initial public offering in July 1996           (14,879,651)        (14,880)     (7,321,429)         (7,321)
Issuance of common stock for cash at $7.00 per share, net of commissions of $202,125, in connection with the exercise
   of the underwriters' over-allotment in August 1996
Net loss for year ended December 31, 1996
                                                                     ------------    ------------    ------------    ------------
Balance at December 31, 1996                                                 --              --              --              --

Issuance of common stock for cash in connection with
   exercise of options
Net loss for year ended December 31, 1997
                                                                     ------------    ------------    ------------    ------------
Balance at December 31, 1997                                                 --      $       --              --      $       --
                                                                     ============    ============    ============    ============

                                                                             Common Stock             Additional
                                                                     ----------------------------      Paid-in       Accumulated
                                                                        Shares          Amount         capital         Deficit
                                                                     ------------    ------------    ------------    ------------
Balance at January 1, 1995                                              1,380,005    $     14,050    $ 19,009,293    $ (4,508,114)

Issuance of Convertible Preferred Stock, Series B for cash,
   in connection with achievement of scientific milestone                                               4,998,750
Issuance of Convertible Preferred Stock, Series B for cash, net of issuance costs of $154,858, in connection with
   corporate partnering transaction in November 1995                                                    9,842,642
Issuance of common stock for cash in connection with
   exercise of options                                                     60,004             600         126,255
Repurchase of stock from founder for cash                                (116,667)
Net loss for year ended December 31, 1995                                                                              (1,482,490)
                                                                     ------------    ------------    ------------    ------------
Balance at December 31, 1995                                            1,323,342          14,650      33,976,940      (5,990,604)

Issuance of common stock for cash in connection with
   exercise of options                                                     23,877             239          36,704
Issuance of common stock for cash at $7.00 per share, net
   of issuance costs of $2,073,376, in connection with
   the initial public offering in July 1996                             2,750,000          27,500      17,149,124
Conversion of Preferred Stock into common stock in
   connection with the initial public offering in July 1996             7,551,514          75,515         (53,314)
Issuance of common stock for cash at $7.00 per share, net of commissions of $202,125, in connection with the exercise
   of the underwriters' over-allotment in August 1996                     412,500           4,125       2,681,250
Net loss for year ended December 31, 1996                                                                              (2,440,725)
                                                                     ------------    ------------    ------------    ------------
Balance at December 31, 1996                                           12,061,233         122,029      53,790,704      (8,431,329)

Issuance of common stock for cash in connection with
   exercise of options                                                    297,256           2,972         726,815
Net loss for year ended December 31, 1997                                                                              (5,410,898)
                                                                     ------------    ------------    ------------    ------------
Balance at December 31, 1997                                           12,358,489    $    125,001    $ 54,517,519    $(13,842,227)
                                                                     ============    ============    ============    ============

                                                                           Treasury Stock
                                                                     ----------------------------
                                                                        Shares          Amount           Total
                                                                     ------------    ------------    ------------
Balance at January 1, 1995                                                (25,000)   $        (75)   $ 14,533,605

Issuance of Convertible Preferred Stock, Series B for cash,
   in connection with achievement of scientific milestone                                               5,000,000
Issuance of Convertible Preferred Stock, Series B for cash, net of issuance costs of $154,858, in connection with
   corporate partnering transaction in November 1995                                                    9,845,142
Issuance of common stock for cash in connection with
   exercise of options                                                                                    126,855
Repurchase of stock from founder for cash                                (116,667)       (300,000)       (300,000)
Net loss for year ended December 31, 1995                                                              (1,482,490)
                                                                     ------------    ------------    ------------
Balance at December 31, 1995                                             (141,667)       (300,075)     27,723,112

Issuance of common stock for cash in connection with
   exercise of options                                                                                     36,943
Issuance of common stock for cash at $7.00 per share, net
   of issuance costs of $2,073,376, in connection with
   the initial public offering in July 1996                                                            17,176,624
Conversion of Preferred Stock into common stock in
   connection with the initial public offering in July 1996                                                  --
Issuance of common stock for cash at $7.00 per share, net of commissions of $202,125, in connection with the exercise
   of the underwriters' over-allotment in August 1996                                                   2,685,375
Net loss for year ended December 31, 1996                                                              (2,440,725)
                                                                     ------------    ------------    ------------
Balance at December 31, 1996                                             (141,667)       (300,075)     45,181,329

Issuance of common stock for cash in connection with
   exercise of options                                                                                    729,787
Net loss for year ended December 31, 1997                                                              (5,410,898)
                                                                     ------------    ------------    ------------
Balance at December 31, 1997                                             (141,667)   $   (300,075)   $ 40,500,218
                                                                     ============    ============    ============

                 See accompanying notes to financial statements

                        Cadus Pharmaceutical Corporation

                             Statements of Cash Flow

                                                                                          For the Years Ended December 31,
                                                                                        1997            1996            1995
                                                                                    ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                                                            $ (5,410,898)   $ (2,440,725)   $ (1,482,490)
Equity in other ventures                                                                 832,431            --              --
Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                               1,328,532         837,984         544,855
           (Gain)/loss on sale/trade in of equipment                                     (97,471)                          2,658
           Amortization of gain on sale of equipment                                       3,281            --              --
           Changes in assets and liabilities:
                (Increase) decrease in prepaid and other current assets                 (142,545)       (186,242)         10,327
                (Increase) decrease in other assets                                      (16,645)        (64,701)          5,088
                (Decrease) increase in deferred revenue                                 (909,091)      1,000,000        (645,381)
                Increase (decrease) in accounts payable                                  436,842         301,331        (102,595)
                Increase in accrued expenses and other current liabilities               133,486          49,505         366,989
                                                                                    ------------    ------------    ------------
                         Net cash used in operating activities                        (3,842,078)       (502,848)     (1,300,549)
                                                                                    ------------    ------------    ------------
Cash flows from investing activities:
            Acquisition of fixed assets                                               (1,696,861)     (1,574,678)     (1,893,858)
            Sale of fixed assets                                                         820,384            --              --
            Decrease (increase) in restricted cash                                       118,000       2,380,000      (2,193,000)
            Repayment of stockholder's loan                                                5,974           7,762           7,763
            Investments in other ventures                                             (2,000,000)       (160,660)           --
            Patent costs                                                                (497,292)       (181,375)       (192,170)
                                                                                    ------------    ------------    ------------
                         Net cash (used in)/provided by operating activities          (3,249,795)        471,049      (4,271,265)
                                                                                    ------------    ------------    ------------
Cash flows from financing activities:
            (Repayments of)/proceeds from bank line of credit                               --        (2,380,000)      2,193,000
            Payments on bank loans                                                       (29,075)        (17,386)        (15,941)
            Net proceeds from issuance of common stock in public offering                   --        19,861,999            --
            Proceeds from issuance of common stock upon exercise of stock options        729,787          36,943         126,855
            Net proceeds from issuance of convertible preferred stock                       --              --        14,845,142
            Purchase of treasury stock                                                      --              --          (300,000)
                                                                                    ------------    ------------    ------------
                         Net cash provided by financing activities                       700,712      17,501,556      16,849,056
                                                                                    ------------    ------------    ------------
                         Net (decrease)/increase in cash and cash equivalents         (6,391,161)     17,469,757      11,277,242

 Cash and cash equivalents at beginning of period                                     43,152,677      25,682,920      14,405,678
                                                                                    ------------    ------------    ------------
 Cash and cash equivalents at end of period                                         $ 36,761,516    $ 43,152,677    $ 25,682,920
                                                                                    ============    ============    ============

                See accompanying notes to financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

(1)      Organization and Basis of Preparation

         Cadus Pharmaceutical Corporation (the "Company") was incorporated on January 23, 1992 under the laws of the State of Delaware. The Company is focused on the development and application of novel yeast-based and signal transduction drug discovery technologies.

         The Company has accumulated a loss of $13,842,227 from January 23, 1992 (date of inception) to December 31, 1997. Management intends to continue research toward the development of commercial products in order to generate future revenues from license fees, royalties, direct sales and performance of contract research. The Company has financed its operations through the sale of common stock in the public market, the sale of convertible preferred stock and through revenues resulting from research funding provided by its collaborative partners (note 8).

         The Company is at an early stage of development and therefore faces certain risks and uncertainties which are present in a young biotechnology company. The Company's yeast-based and signal transduction technologies are novel as drug discovery methods and have not yet been shown to be successful in the development of any commercialized drug. The Company has not completed development of any drugs and does not expect that any drugs resulting from its and its collaborative partners' research and development efforts will be commercially available for a significant number of years, if at all. The Company is relying on its collaborative partners to fund a substantial portion of its research operations over the next several years. Through December 31, 1997, the Company had entered into three collaborative arrangements, however there can be no assurance that the Company will be able to establish additional collaborative arrangements, or that these contracts will continue to be renewed, or that any renewal will be made on terms favorable to the Company. Commencing in July 1998 and February 1999, respectively, the research provisions of the Solvay Duphar Agreement and the SmithKline Beecham Agreement, may each be terminated for nonperformance under certain circumstances, which termination would result in the Company losing its research funding from Solvay Duphar or SmithKline Beecham, as the case may be. The termination or expiration of the research provisions of any of such contracts, or failure by BMS, Solvay Duphar, or SmithKline Beecham to provide research funding to the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

(2)      Significant Accounting Policies

         (a)      Development Stage Enterprise

                  Through December 31, 1996, the Company reported as a development stage enterprise in accordance with the Financial Accounting Standards Board's ("FASB")

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

                  Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". Management believes it has established major scientific and research collaborations and that these collaborations have generated significant revenues. Therefore, beginning with the year ended December 31, 1997, the Company no longer reports as a development stage enterprise.

         (b)      Cash Equivalents

                  The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 1997 and 1996, cash equivalents consist of $36,571,433 and $41,099,144, respectively.

         (c)      Fixed Assets

                  Fixed assets are stated at cost. Depreciation of equipment and furniture and fixtures is calculated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives of the improvements or the remaining term of the lease.

         (d)      Other Assets, Net

                  Other assets include capitalized patent costs that are amortized on a straight-line basis over fifteen years. At December 31, 1997 and 1996, accumulated amortization is $78,406 and $32,414, respectively.

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


         (f)      Research and Development

                  Research and development costs are expensed as incurred and include direct costs of research scientists and supplies and an allocation of shared facilities and services.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

         (g)      Revenue Recognition

                  The Company has entered into research agreements that provide for the payment of nonrefundable fees during the term of the research programs. In addition, the agreements provide for payment of fees when both parties concur that certain milestone events have occurred. These fees are reflected as revenue when earned as related costs are incurred or when agreement is reached that milestone events have occurred.

                  Revenue recognized in the accompanying statements of operations is not subject to repayment. Revenue received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

         (h)      Net Loss Per Share

                  All common share data has been restated to give effect to a one-for-three reverse stock split effected on July 18, 1996 (see note 9).

                  At December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive.

         (i)      Use of Estimates

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

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

         (j)      Fair Value of Financial Instruments

                  For cash, due from stockholder, accounts payable and accrued expenses and line of credit, the carrying amount approximates the fair value because of the short maturities of those instruments.

                  For loans payable to bank the difference between the carrying value and fair value is not material.

         (k)      Stock-Based Compensation

                  SFAS No. 123 "Accounting for Stock-Based Compensation," establishes a fair value based method for accounting for stock-based compensation plans and for the measurement basis of transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 requires that reporting entities either elect expense recognition or its disclosure-only alternative for stock-based employee compensation. During 1996, the Company adopted SFAS No. 123 and has elected to continue measuring stock-based employee compensation cost in accordance with the intrinsic value based method of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Therefore, the Company has included in the notes to the financial statements pro forma net income and pro forma earnings per share using the fair value based method for the year ended December 31, 1997 with comparable disclosures for the years ended December 31, 1996 and 1995.

(3)      Fixed Assets

         Fixed assets, at cost, are summarized as follows:

                                               December 31,
                                               ------------
                                            1997         1996
                                            ----         ----

         Equipment                       $4,196,654   $3,364,781
         Furniture and fixtures             253,008      238,252
         Leasehold improvements             779,935      840,512
                                         ----------   ----------
                                          5,229,597    4,443,545
                                         ----------   ----------
         Less accumulated depreciation
           And amortization               2,582,661    1,488,015
                                         ----------   ----------

                                         $2,646,936   $2,955,530
                                         ==========   ==========

         Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $1,282,540, $839,000 and $517,700, respectively.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

(4)      Due from Stockholder and Related Party Transactions

         A founder of the Company entered into an agreement pursuant to which he was entitled to borrow up to $25,000, drawn at a maximum rate of $5,000 per month, beginning April 1993 at an interest rate of 8% per annum. The loan was fully repaid during 1997 resulting in a $0 balance at December 31, 1997 compared to a balance of $5,974 at December 31, 1996. Prior to repayment, the loan was secured by 13,334 shares of the founder's common stock in the Company.

         See notes 5 and 8 for further discussion of transactions with related parties.

(5)      Investments in Other Ventures

         In December 1996, the Company issued a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a shareholder of the Company is the general partner. An interest payment of $10,500 was accrued at December 31, 1997 and paid in January 1998. The principal amount and interest acccrued thereon is payable on December 26, 1998. In addition, the Company purchased for $160,660 a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly owned by the shareholder. Laurel's purpose is to invest, directly or indirectly, in securities of biotechnology companies. The Company has the right to require the shareholder to match any future investment made by the Company in Laurel up to an aggregate investment on the part of the shareholder of $5.0 million. This right expires on the earlier of December 31, 1999 or such time that neither the shareholder nor one of his affiliates is the general partner of Laurel. The Company is not required to make any additional investment in Laurel. The investment is accounted for under the equity method with the recognition of losses limited to the Company's capital contributions. For the year ended December 31, 1997, the Company recognized $173,964 in losses related to the investment. The remaining investment in Laurel of $136,696 is included in investments in other ventures on the balance sheet.

         In May 1997, the Company purchased $2.0 million of convertible preferred stock in Axiom Biotechnologies Inc. ("Axiom"), representing approximately 26% of the outstanding shares of Axiom on an as converted basis. As part of the arrangement, Axiom has agreed to deliver and license to the Company its first High Throughput Pharmacology
         System (HT-PS(TM)). The Company has agreed to purchase an additional $2.0 million of convertible preferred stock in Axiom if the Company receives and accepts Axiom's HT-PS(TM) on or prior to May 29, 1998. This would increase the Company's equity interest in Axiom to approximately 38% of Axiom's then outstanding shares on an as converted basis. The investment is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses to the extent that the Company's investment is funding those losses. The the year ended December 31, 1997, the Company recognized $658,467 in losses generated by Axiom. The remaining investment in Axiom of $1,341,533 is included in investments in other ventures on the balance sheet.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

(6)      Line of Credit and Loans Payable to Bank

         The Company obtained an $18,000 loan from a bank for the purchase of equipment in December 1993. The loan bore interest at the rate of 9.50% per annum. Principal and interest payments of approximately $560 per month commenced in January 1994 and continued for a period of 36 months. As of December 31, 1997 and 1996, the balance of this loan was $0, and $574, respectively. Until its repayment, the loan was secured by cash on deposit with such bank, which was reflected as restricted cash in the accompanying balance sheet.

         The Company obtained a $57,000 loan from a bank for the purchase of equipment in March 1994. The loan bore interest at the rate of 8% per annum. Principal and interest payments of approximately $1,156 per month commenced in April 1994 and were due to continue for a period of 60 months. The remaining principal balance of $22,605 was repaid in June 1997. As of December 31, 1997 and 1996, the balance of the loan was $0, and $28,501, respectively. Until its repayment, the loan was secured by a certificate of deposit with such bank, which was reflected as restricted cash in the accompanying balance sheet.

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

(7)      Income Taxes

         Deferred tax assets of approximately $7,204,000 and $3,787,000 at December 31, 1997 and 1996, respectively, relate principally to tax net operating loss carryforwards of $13,933,000 and $6,576,000 and research credit carryforwards of $1,212,000 and $571,000 at December 31, 1997 and 1996, respectively. An offsetting valuation allowance has been established for the full amount of the deferred tax assets to reduce such assets to zero, as a result of the significant uncertainty regarding their ultimate realization. The aggregate valuation allowance increased $3,417,000 and $1,166,000 during the periods ended December 31, 1997 and 1996, respectively.

         The Company's net operating loss carryforwards and research and development tax credit carryforwards noted above expire in various years from 2008 to 2013. The Company's ability to utilize such net operating loss and research and development tax credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986.

         The Company is subject to New York State tax on capital.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

(8)      Preferred Stock Purchase and Research Collaboration and License
         Agreements

         On July 26, 1994, the Company entered into a Preferred Stock Purchase Agreement with Bristol-Myers Squibb Company ("BMS") and issued 3,571,429 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") to BMS at a purchase price of $3.50 per share for aggregate consideration of $12,500,000, before issuance costs of approximately $73,000.

         In accordance with a related Research Collaboration and License Agreement, BMS has agreed to provide funding to the Company for the conduct of research programs in the amount of up to $4,000,000 each year during the term of the research programs which was due to expire in July 1997. In January 1997, BMS exercised its option to extend its collaboration with the Company for an additional two years through July 1999. For the year ended December 31, 1997, the Company received $3,115,275 in cash and recorded $4,115,275 of revenue. For the year ended December 31, 1996, the Company received $5,000,000 in cash and recorded $4,000,000 of revenue and $1,000,000 of deferred revenue pursuant to this agreement. For the year ended December 31, 1995, the Company received $3,354,619 in cash and recorded revenue of $4,000,000. In August and September 1995, the Company issued to BMS an aggregate of 1,250,000 shares of Series B Preferred Stock at $4.00 per share for $5,000,000 in cash upon the Company's achievement of a research milestone. In addition, BMS is obligated to make payments to the Company upon the achievement of certain scientific and commercial milestones and to pay royalties on sales of products developed under the agreement.

         In July 1996, BMS purchased $2.5 million of the Company's Common Stock in the Company's initial public offering.

         In November 1995, the Company entered into a Preferred Stock Purchase Agreement with Physica B.V, a subsidiary of Solvay Duphar B.V. ("Solvay Duphar"), and issued 2,500,000 shares of Series B Preferred Stock at a purchase price of $4.00 per share for aggregate consideration of $10,000,000 before issuance costs of approximately $155,000.

         In accordance with a related Research Collaboration and License Agreement, Solvay Duphar will provide funding to the Company for the conduct of research programs in an amount of up to $2,500,000 each year, adjusted for inflation, during the term of the research programs. For the year ended December 31, 1997, the Company received cash and recorded revenue of $2,587,460. For the years ended December 31, 1996 and 1995, the Company received and recorded revenue of $2,500,000 and $417,809, respectively. In addition, Solvay Duphar is obligated to make payments to the Company upon the achievement of certain scientific and commercial milestones and to pay royalties on sales of products developed under the agreement. No such payments were received during 1996 or 1995. The Company has reserved the right to use certain hybrid yeast cells that are part of the research program for its own benefit in the discovery of drugs relating to cancer, autoimmune, allergic and inflammatory diseases, with certain specific exclusions. The Company is required to make payments to Solvay Duphar upon the achievement by the Company of certain drug development milestones and to pay Solvay Duphar royalties on the sale of such drugs.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

         In July 1996, Solvay Duphar purchased $5.0 million of the Company's Common Stock in the Company's initial public offering.

         See note 9 for discussion of the conversion of the Convertible Preferred Stock to Common Stock.

         In February 1997, the Company entered into a drug discovery collaboration and license agreement with SmithKline Beecham p.l.c. ("SmithKline Beecham"). During the term of the research collaboration, which expires in February 2002, the Company will seek to identify ligands and to elucidate the function of orphan G protein-coupled receptors included within the collaboration and create high-throughput screens to discover small molecular agonists and antagonists to these receptors.

         During the term of the collaboration, SmithKline Beecham is required to provide the Company with research funding of $3.0 million each year, adjusted for inflation and certain other payments, including a $2.0 million payment which was received in February 1998. For the year ended December 31, 1997, the Company received cash and recognized revenue of $2,118,056. SmithKline Beecham is also required to make payments to the Company upon the achievement of certain research milestones and upon the achievement by SmithKline Beecham of certain drug development milestones. SmithKline Beecham is also required to pay the Company royalties on the sale of drugs developed through the use of the Company's drug discovery technologies. The Company has co-promotion rights in North America for certain products that may result from the collaboration and rights to certain potential products that SmithKline Beecham may choose not to develop.

         SmithKline Beecham has the right to extend the term of the collaboration for between two and five years by notice to the Company given prior to February 25, 2001. SmithKline Beecham has the right to terminate the research collaboration after February 25, 1999 (or later under certain circumstances) ("Evaluation Date") if (i) the Company fails to meet certain scientific objectives in connection with the conduct of the research collaboration or (ii) fails to perform its obligations in the conduct of the research collaboration in any material respect and does not cure such failure within a period of 60 days after receiving notice thereof. In the event of such termination, SmithKline Beecham has no further obligation to provide the Company with funding for the research collaboration.

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

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

         registration rights with respect to shares of the Company's common stock which SmithKline Beecham Corporation may purchase pursuant to the stock purchase agreement.

(9)      Equity Transactions

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

(10)     Stock Options

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

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

         However, awards made under the 1993 Plan will continue to be administered in accordance with the 1993 Plan.

         Activity under the 1993 Plan is as follows:

                                                   Options outstanding
                                                   -------------------
                                                Number           Weighted
                                                 of               Average
                                               shares          Exercise Price
                                               ------          --------------
               Balance at January 1, 1995      548,501             $1.47

               1995 activity:
                  Granted                      124,860              2.49
                  Exercised                    (10,000)             1.44
                  Canceled                     (11,668)             1.39
                                              --------
               Balance at December 31, 1995    651,693              1.67
                                              --------             -----
               1996 activity:
                  Granted                         --                --
                  Exercised                    (23,877)             1.55
                  Canceled                     (10,091)             2.91
                                              --------
               Balance at December 31, 1996    617,725              1.65
                                              --------             -----
               1997 activity:
                  Granted                         --                --
                  Exercised                   (140,796)             1.65
                  Canceled                      (2,569)             2.94
                                              --------
               Balance at December 31, 1997    474,360             $1.65
                                              ========             =====

         At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.37 to $3.51 and 6 years, respectively.

         At December 31, 1997, 1996 and 1995, the number of options exercisable was 422,553, 486,041 and 429,659, respectively and the weighted-average exercise price of those options was $1.73, $1.54 and $1.66, respectively.

         The Company entered into stock option agreements not pursuant to any plan with certain directors, employees, founders and consultants. These options generally become exercisable according to a schedule of vesting as determined by the Compensation Committee of the Board of Directors.

         The options become exercisable in installments over a period of months or years. As of December 31, 1997, an aggregate of 610,800 common shares was reserved for issuance pursuant to such stock option agreements.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

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

         Activity for all of the above grants is as follows:

                                                   Options outstanding
                                                   -------------------
                                               Number              Weighted-
                                                 of                 Average
                                               shares           Exercise Price
                                               ------           --------------
               Balance at January 1, 1995      333,334              $1.50

               1995 activity:
                  Granted                      379,639               2.98
                  Exercised                    (50,004)              2.25
                  Canceled                     (16,668)              2.25
                                              --------
               Balance at December 31, 1995    646,301               2.29
                                              --------              -----
               1996 activity:
                  Granted                      120,000               6.75
                  Exercised                       --                 --
                  Canceled                     (25,334)              5.09
                                              --------
               Balance at December 31, 1996    740,967               2.92
                                              --------              -----
               1997 activity:
                  Granted                         --                 --
                  Exercised                   (115,647)              1.96
                  Canceled                     (14,520)              6.20
                                              --------
               Balance at December 31, 1997    610,800              $3.02
                                              ========              =====

         At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.50 to $6.75 and 7.5 years, respectively.


         At December 31, 1997, 1996 and 1995, the number of options exercisable was 295,684, 264,499 and 0, respectively and the weighted-average exercise price of those options was $2.82 and $2.39 at December 31, 1997 and 1996, respectively.

         The 1996 Plan was adopted in May 1996. The options granted under the 1996 Plan may be either incentive stock options or nonqualified options. In December 1996, the maximum number of shares of Common Stock that may be the subject of awards under

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

         the 1996 Incentive Plan was increased from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and approved by the stockholders of the Company in June 1997. In December 1997, the maximum number of shares of Common Stock that may be the subject of awards under the 1996 Incentive Plan was increased to 1,833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors subject to approval by the stockholders of the Company.

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

         Activity under the 1996 Plan is as follows:

                                                  Options outstanding
                                                  -------------------
                                               Number             Weighted-
                                                 of                Average
                                               shares           Exercise Price
                                               ------           --------------
               Balance at January 1, 1996         --                 $ --

               1996 activity:
                  Granted                      369,864                6.58
                  Exercised                       --                  --
                  Canceled                        --                  --
                                              --------
               Balance at December 31, 1996    369,864                6.58
                                              --------              ------
               1997 activity:
                  Granted                      671,250               11.28
                  Exercised                    (40,813)               6.62
                  Canceled                    (344,895)              14.60
                                              --------
               Balance at December 31, 1997    655,406              $ 7.17
                                              ========              ======

         At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $5.75 to $14.00 and 9.5 years, respectively.


         At December 31, 1997 and December 31, 1996, the number of options exercisable was 137,216 and 0, respectively and the weighted average exercise price of those options was $6.72 at December 31, 1997.

         The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date under SFAS No. 123, net income and earnings

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

         per share would have been reduced to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                             1997        1996       1995
                                             ----        ----       ----
         Net income - as reported          $(5,411)    $(2,441)   $(1,482)
         Net income - pro forma            $(6,546)    $(3,217)   $(1,546)

         Earnings per share - as reported   $(.44)      $(.39)     $(1.07)
         Earnings per share - pro forma     $(.54)      $(.51)     $(1.12)

         Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                 1997            1996            1995
                                 ----            ----            ----
Expected dividend yield          0%              0%              0%
Expected stock price volatility  .79 to .99      0.90            .0001
Risk-free interest rate          5.65% to 6.36%  6.00% to 6.66%  5.58% to 6.51%
Expected life of options         6 years         6 years         6 years

         The weighted average grant date fair value of options granted during the years ended December 31, 1997, 1996 and 1995 was $8.00 per share, $5.02 per share and $.80 per share, respectively.

(11)     License and Sponsored Research Agreements

         The Company has entered into several agreements with third parties as part of its program to develop novel classes of therapeutics that target cellular signal transduction pathways. Generally, the agreements provide that the Company will make research payments and will pay license fees and/or maintenance payments, in return for the use of technology and information and the right to manufacture, use and sell future products. These agreements provide for payments based on the completion of milestone events, as well as royalty payments based upon a percentage of product or assay sales. License fees and maintenance payments for the years ended December 31, 1997, 1996 and 1995, amounted to approximately $590,000, $355,000 and $250,000, respectively.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

(12)     Accrued Expenses and Other Current Liabilities

         Accrued expenses and other current liabilities are comprised of the following:

                                                       December 31,
                                                       ------------
                                                  1997               1996
                                                  ----               ----
          Accrued legal costs                   $170,000           $175,000
          Accrued rent                                 0             65,431
          Accrued compensation                   254,649             32,500
          Other accrued expenses
            and other liabilities                179,497            197,729
                                                 -------            -------
                                                $604,146           $470,660
                                                ========           ========

(13)     Commitments and Contingencies

         Lease Commitments

         In October 1994, the Company entered into a sublease agreement with Union Carbide Corporation to sublease approximately 18,400 rentable square feet of laboratory/office space in Tarrytown, New York. The term of this agreement is for a period of approximately three years commencing on May 15, 1995 and expiring on December 30, 1997. Pursuant to this agreement, the Company received the first four months rent free, which was being amortized through December 30, 1997 so as to produce a level amount of rent expense over the life of the lease. The unamortized portion was included in accrued expenses and other current liabilities in the accompanying balance sheet. In addition, the Company delivered an irrevocable letter of credit to Union Carbide in the amount of $40,000 as security for the Company's performance of its obligations under this lease. The letter of credit was secured by a one-year certificate of deposit, which was reflected as restricted cash in the accompanying balance sheet until December 31, 1997. In May 1996, the Company amended its sublease agreement with Union Carbide Corporation and the landlord to sublease an additional 7,376 square feet of laboratory/office space in Tarrytown, New York. During 1997, the Company exercised its option to lease these facilities directly from the landlord for a five-year period commencing January 1, 1998 and is currently negotiating with the landlord of the Tarrytown facility to obtain additional space under the same terms as the existing lease. The Company also has an option to renew such lease for a five-year period commencing on January 1, 2003.

         In November 1994, the Company entered into an agreement to sublease

         2,989 square feet of laboratory/office space, in Lakewood, Colorado, from Colorado Bio/Medical Venture Center ("CBVC") for a period of 21 months ending on July 9, 1996. In March 1996, the Company extended the sublease agreement for eight additional months, therefore extending the lease expiration date to March 9, 1997 at which time the Company became a month-to-month tenant. In May 1996, the Company subleased an additional 521 square feet of office space from CBVC. In July 1997, the Company announced plans to relocate its Lakewood,

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

         Colorado facility to New York (see note 14) and terminated its lease with CBVC on December 31, 1997.

         Future minimum lease payments for each of the five years subsequent to December 31, 1997 and thereafter (excluding the impact of leasing the additional space) are $552,940 in 1998 and $529,440 per year from 1999 through the year ended December 31, 2002.

         Rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $759,800, $620,600 and $434,600, respectively.

         Equipment Lease Line of Credit

         In November 1997, the Company signed a $3.0 million lease line of credit with General Electric Capital Corporation ("GE Capital"). Under the agreement, the Company purchases equipment and then enters into a sales-leaseback arrangement with GE Capital whereby the Company sells the equipment to GE Capital and then leases back the equipment for a period of 37 months. Any gains recognized on the difference between the equipment's book value and sale price are booked to deferred revenue and recognized over the life of the lease.

         The Company made two draw downs against the lease line of credit in November and December 1997 for approximately $601,000 and $219,000, respectively. Monthly lease payments of $13,650 and $4,926, respectively are made under the November and December lease agreements. Gains totaling $97,471 relating to the sale of the equipment to GE Capital were credited to deferred revenue on the balance sheet. $3,281 was subsequently recognized as gain on sale of equipment on the income statement.

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

         On December 31, 1997, the CEO announced that he would be leaving the Company in January 1998. In accordance with his severance agreement, the Company accrued an expense of approximately $231,000 as of December 31, 1997.


         Consulting Agreements

         The Company has entered into various consulting agreements, the terms of which do not exceed four years. These agreements generally require the Company to pay consulting fees on a quarterly or per diem basis. These agreements are generally terminable at the Company's or the consultant's option.

         Contingency

         In July 1996, SIBIA Neurosciences, Inc. ("SIBIA") commenced a patent infringement action against the Company alleging infringement by the Company of a patent relating to an aspect of drug screening techniques used, seeking injunctive relief and monetary damages. The Company has filed an Answer and Counterclaim, claiming that the patent is not infringed and is invalid and unenforceable, seeking a declaratory judgment of patent invalidity, unenforceability and noninfringement and claiming intentional and tortious interference by SIBIA with the Company's initial public offering. The Company believes, based on advice of counsel, that none of its operations infringes any valid claim of the patent and intends to virgorously defend the action and pursue its counterclaims against SIBIA.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

(14)     Relocation of Colorado Operations

         On July 14, 1997, The Company announced plans to relocate its Lakewood, Colorado operations to New York. The Company completed the relocation by December 31, 1997 at an approximate cost of $349,000.

(15)     Supplemental Cash Flow Information

                                        1997           1996         1995
                                        ----           ----         ----
         Cash payment for :
            Interest                   $7,365        $110,416      $77,866
                                       ======        ========      =======
            Income taxes              $28,541        $ 45,475      $21,694
                                      =======        ========      =======

(16)     Employee Benefits

         The Company has a 401(k) savings plan in which substantially all of its permanent employees are eligible to participate. Annually, the Company's Compensation Committee determines the amount the Company will match of the participants' contributions. In 1997, the Compensation Committee elected to match 25% of the participant's contribution up to a maximum of $3,500. In 1996, the Compensation Committee elected to match 50%, of the participant's contribution up to a maximum of 6% of the participant's salary. The total Company contribution for the year ended December 31, 1997 and 1996 was $74,646 and $37,856, respectively. No matching contributions were made by the Company prior to December 31, 1996.

(17)     Subsequent Event

         In January 1998, the Company entered into a sponsored research agreement with Massachusetts Institute of Technology ("M.I.T.") pursuant to which M.I.T. will use its expertise in micro-robotics to co-develop the Living Chip(TM), a novel drug discovery screening tool that would miniaturize and automate the Company's proprietary hybrid yeast cell technology. If developed, the Living Chip(TM) would ultimately accommodate at least 100,000 yeast-based drug discovery assays on a single CD-sized synthetic disc and would permit the testing of thousands of compounds on multiple assays at the individual scientist's lab bench. The Company is only obligated to provide M.I.T. with research funding for 1998 but has the option to extend the arrangement through 1999. The Company also entered into a license agreement with M.I.T. pursuant to which the Company obtained exclusive worldwide rights, for use in pharmaceutical, animal health and agricultural businesses, to the technology developed under the sponsored research arrangement. In order to maintain its exclusive license, the Company must provide M.I.T. with research funding in 1998 and 1999 and make a minimum level of expenditures thereafter to commercialize the technology until the technology is commercialized. The Company is required to pay M.I.T. an annual license fee, royalties on the sale or lease of Living Chip(TM) systems, royalties on the sale of therapeutics and diagnostics developed

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

         using the Living Chip(TM), royalties on services rendered based on the Living Chip(TM), and an annual sublicense fee for each sublicense of the Living Chip(TM).