Form 10-Q
period 1998-03-31
CADUS PHARMACEUTICAL CORP
filed 1998-05-15
CIK 911148

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended          March 31, 1998
                                                        ------------------

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from           to          .
                                                  ---------    --------

                       Commission file number 0-28674 .
                                              -------

                       CADUS PHARMACEUTICAL CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

              Delaware                                     13-3660391
-----------------------------------------   ------------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)


  777 Old Saw Mill River Road, Tarrytown, New York           10591-6705
----------------------------------------------------  --------------------------
     (Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code         (914) 467-6200
                                                      --------------------------


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


The number of shares of registrant's common stock, $.01 par value, outstanding as of April 30, 1998 was 12,403,753.

                       CADUS PHARMACEUTICAL CORPORATION

                                     INDEX

                                                                                                  Page No.
                                                                                                  --------
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                                                        3

PART I       --   CONDENSED FINANCIAL INFORMATION

             Item 1.       Condensed Financial Statements

                           Condensed Balance Sheets - March 31, 1998 and December 31,                    4
                           1997

                           Condensed Statements of Operations - Three months ended March
                           31, 1998 and 1997                                                             5

                           Condensed Statements of Cash Flows - Three months ended
                           March 31, 1998 and 1997                                                       6

                           Notes to Condensed Financial Statements                                     7-9

             Item 2.       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                       10-12

PART II      --   OTHER INFORMATION

             Item 1.       Legal Proceedings                                                            13

             Item 2.       Changes in Securities                                                        13

             Item 3.       Defaults Upon Senior Securities                                              13

             Item 4.       Submission of Matters to a Vote of Security Holders                          13

             Item 5.       Other Information                                                            13

             Item 6.       Exhibits and Reports on Form 8-K                                             13



SIGNATURES                                                                                              14

EXHIBIT INDEX                                                                                           15


Special Note Regarding Forward Looking Statements

      Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company's lack of developed pharmaceutical products and uncertainties regarding its ability to develop safe and efficacious pharmaceutical products, technological uncertainties regarding the Company's technologies, uncertainties regarding the Company's future acquisition and licensing of technologies, the Company's relationship with its collaborative partners and uncertainties regarding its ability to enter into future collaborative agreements, the Company's capital needs and uncertainty of future funding, the Company's history of operating losses, the Company's dependence on proprietary technology and the unpredictability of patent protection, intense competition in the pharmaceutical and biotechnology industries, rapid technological development that may result in the Company's technologies and future products becoming obsolete, uncertainties regarding the Company's ability to attract and retain key officers, employees and consultants, as well as other risks and uncertainties discussed in the Company's prospectus dated July 17, 1996.

                       Cadus Pharmaceutical Corporation

                                Balance Sheets

                                                                               March 31,       December 31,
                                                                                 1998              1997
                                                                            --------------    --------------
                                    Assets

Current assets:
     Cash and cash equivalents                                              $  36,891,851     $  36,761,516
     Prepaid and other current assets                                             493,873           405,597
                                                                            --------------    --------------
               Total current assets                                            37,385,724        37,167,113

Fixed assets, net of accumulated depreciation and amortization of

    $1,881,954 at March 31, 1998 and $2,582,661 at December 31, 1997            2,055,441         2,646,936
Investments in other ventures (note 3)                                          1,061,744         1,478,229
Other assets, net                                                               1,022,904           948,912
                                                                            --------------    --------------

               Total assets                                                 $  41,525,813     $  42,241,190
                                                                            ==============    ==============


                     Liabilities and Stockholders' Equity

Current liabilities:
       Deferred revenue                                                        $  124,261         $  94,190
       Accounts payable                                                           107,979           892,636
       Accrued expenses and other current liabilities                             595,130           604,146
       Note payable to partnership                                                150,000           150,000
                                                                            --------------    --------------
               Total current liabilities                                          977,370         1,740,972

Commitments and contingencies

Stockholders' equity:
Common stock                                                                      125,340           125,001
Additional paid-in capital                                                     54,660,221        54,517,519
Accumulated deficit                                                           (13,937,043)      (13,842,227)
Treasury stock                                                                   (300,075)         (300,075)
                                                                            --------------    --------------
               Total stockholders' equity                                      40,548,443        40,500,218
                                                                            --------------    --------------

               Total liabilities and stockholders' equity                   $  41,525,813     $  42,241,190
                                                                            ==============    ==============


               See accompanying notes to the condensed financial statements

                               Cadus Pharmaceutical Corporation

                                   Statements of Operations

                                                                 Three Months Ended
                                                                      March 31,
                                                              1998                 1997
                                                          ------------         ------------
Revenues, principally from
    related parties                                       $ 4,931,812          $ 1,889,921


Costs and expenses:
    Research and development costs                          3,749,184            2,239,568
    General and administrative expenses                     1,236,585              882,408
                                                          ------------         ------------

       Total costs and expenses                             4,985,769            3,121,976
                                                          ------------         ------------

Operating loss                                                (53,957)          (1,232,055)
                                                          ------------         ------------
Other income and (expenses):
Net interest income                                           371,358              543,958
Equity in other ventures                                     (416,485)             (16,112)
Gain on sale of equipment                                       7,903                  --
                                                          ------------         ------------

       Total other income and (expenses)                      (37,224)             527,846
                                                          ------------         ------------
Loss before income taxes                                      (91,181)            (704,209)

State and local taxes                                           3,635                  --
                                                          ------------         ------------

Net loss                                                  $   (94,816)         $  (704,209)
                                                          ============         ============

Basic net loss per share (note 2)                         $     (0.01)         $     (0.06)

Shares used in calculation of basic net
    loss per share (note 2)                                12,375,245           12,087,997


         See accompanying notes to the condensed financial statements

                       Cadus Pharmaceutical Corporation

                           Statements of Cash Flows

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                             1998              1997
                                                                                      --------------     --------------

Cash flows from operating activities:
Net loss                                                                                 $  (94,816)       $  (704,209)

Equity in other ventures                                                                    416,485             16,112
Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                    234,066            291,460
           Gain on sale of equipment                                                        (37,974)               --
           Amortization of gain on sale of equipment                                          7,903                --
           Changes in assets and liabilities:                                                                      --
                Increase in prepaid and other current assets                                (88,276)           (26,342)
                Increase in research support receivable                                         --            (243,056)
                (Increase) decrease in other assets                                         (17,514)            42,501
                Increase (decrease) in deferred revenue                                      22,168         (1,000,000)
                (Decrease) increase in accounts payable, accrued expenses and
                      other current liabilities                                            (793,673)            69,375
                                                                                      --------------     --------------

                         Net cash used in operating activities                             (351,631)        (1,554,159)
                                                                                      --------------     --------------

Cash flows from investing activities:
            Acquisition of fixed assets                                                    (292,965)          (619,666)
            Sale of fixed assets                                                            704,661                --
            Decrease in restricted cash                                                         --              18,000
            Repayment of stockholder's loan                                                     --               1,941
            Patent costs                                                                    (72,771)          (121,996)
                                                                                      --------------     --------------

                         Net cash provided by/(used in) investing activities                338,925           (721,721)
                                                                                      --------------     --------------

Cash flows from financing activities:
            Payments on bank loans                                                              --              (3,498)
            Proceeds from issuance of common stock upon exercise of stock options           143,041            149,220
                                                                                      --------------     --------------

                         Net cash provided by financing activities                          143,041            145,722
                                                                                      --------------     --------------

                         Net increase (decrease) in cash and cash equivalents               130,335         (2,130,158)

Cash and cash equivalents at beginning of period                                         36,761,516         43,152,677
                                                                                      --------------     --------------

 Cash and cash equivalents at end of period                                           $  36,891,851      $  41,022,519
                                                                                      ==============     ==============


          See accompanying notes to the condensed financial statements

                       Cadus Pharmaceutical Corporation


                    Notes to Condensed Financial Statements

(1)   Organization and Basis of Preparation

      The information presented as of March 31, 1998 and for the three-month period then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 1997 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

      The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

(2)   Net Loss Per Share

      At December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. For the three month periods ended March 31, 1998 and 1997, basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive.

(3)   Investments in Other Ventures

      In December 1996, the Company issued a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a shareholder of the Company is the general partner. An interest payment of $10,500 was accrued at December 31, 1997 and paid in January 1998. The principal amount and interest accrued thereon is payable on December 26, 1998. In addition, the Company purchased for $160,660 a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly owned by the shareholder. Laurel's purpose is to invest, directly or indirectly, in securities of biotechnology companies. The Company has the right to require the shareholder to match any future investment made by the Company in Laurel up to an aggregate investment on the part of the shareholder of $5.0 million. This right expires on the earlier of December 31, 1999 or such time that neither the shareholder nor one of his affiliates is the general partner of Laurel. The Company is not required to make any additional investment in Laurel. The investment is accounted for under the equity method with the recognition of losses limited to the Company's capital contributions. For the three-month periods ended March 31, 1998 and 1997, the Company recognized a gain and a loss of $7,515 and $16,112, respectively. The remaining investment in Laurel of $144,211 is included in investments in other ventures on the balance sheet.

      In May 1997, the Company purchased $2.0 million of convertible preferred stock in Axiom Biotechnologies Inc. ("Axiom"), representing approximately 26% of the outstanding shares of Axiom on an as converted basis. As part of the arrangement, Axiom has agreed to deliver and license to the Company its first High Throughput Pharmacology System (HT-PS(TM)). The Company has agreed to purchase an additional $2.0 million of convertible preferred stock in Axiom if the Company receives and accepts Axiom's HT-PS(TM)) on or prior to May 29, 1998. This would increase the Company's equity interest in Axiom to approximately

                       Cadus Pharmaceutical Corporation

                    Notes to Condensed Financial Statements

      38% of Axiom's then outstanding shares (assuming no additional shares of common stock or securities convertible into common stock are issued by Axiom in the interim) on an as converted basis. The investment is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses to the extent that the Company's investment is funding those losses. For the three-month period ended March 31, 1998, the Company recognized $424,000 in losses generated by Axiom. The remaining investment in Axiom of $917,533 is included in investments in other ventures on the balance sheet.

(4)   Research Collaborations

      In accordance with the Bristol-Myers Squibb Company Research Collaboration and License Agreement the Company received and recognized revenue of approximately $1,067,000 for the three-month period ended March 31, 1998. The Company also received and recognized revenue of approximately $661,000 from a Research Collaboration and License Agreement with Solvay Pharmaceuticals B.V. Pursuant to the SmithKline Beecham p.l.c. Research Collaboration and License Agreement, the Company received and recognized a one-time technology development fee of $2.0 million and approximately $1,204,000 in research funding during the three-month period ended March 31, 1998.

(5)   Research Agreement

      In January 1998, the Company entered into a sponsored research agreement with Massachusetts Institute of Technology ("M.I.T.") pursuant to which M.I.T. will use its expertise in micro-robotics to co-develop the Living Chip(TM), a novel drug discovery screening tool that would miniaturize and automate the Company's proprietary hybrid yeast cell technology. If developed, the Living Chip(TM) could ultimately accommodate at least 100,000 yeast-based drug discovery assays on a single CD-sized synthetic disc and could permit the testing of thousands of compounds on multiple assays at the individual scientist's lab bench. The Company is only obligated to provide M.I.T. with research funding for 1998 but has the option to extend the arrangement through 1999. The Company also entered into a license agreement with M.I.T. pursuant to which the Company obtained exclusive worldwide rights, for use in pharmaceutical, animal health and agricultural businesses, to the technology developed under the sponsored research arrangement. In order to maintain its exclusive license, the Company must provide M.I.T. with research funding in 1998 and 1999 and make a minimum level of expenditures thereafter to commercialize the technology until the technology is commercialized. The Company is required to pay M.I.T. an annual license fee, royalties on the sale or lease of Living Chip(TM) systems, royalties on the sale of therapeutics and diagnostics developed using the Living Chip(TM) and royalties on services rendered based on the Living Chip(TM). In lieu of royalty payments on sales by sublicensees of drugs initially identified by sublicensees through the use of licensed technology, the Company pays an annual fee for each sublicense in effect, provided that a license to other technology owned or licensed by the Company was granted to the sublicensee at the same time.

                       Cadus Pharmaceutical Corporation

                    Notes to Condensed Financial Statements

(6)  Supplemental Cash Flow Information

                                             Three Months
                                            ended March 31,
                                           ---------------
                                           1998        1997
                                        ----------------------
        Cash payments for:
        Interest......................     $0         $1,403
                                           ==         ======

        Income taxes..................   $43,635     $39,000
                                         =======     =======



(7)   Subsequent Event

      On May 8, 1998, the Company exercised its option to sell to SmithKline Beecham Corporation 660,962 shares of its common stock for approximately $7.56 per share or an aggregate consideration of $5.0 million. Such sale is scheduled to close on May 15, 1998.

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

      The Company has incurred operating losses in each year since its inception including net losses of approximately $95,000 during the three-month period ended March 31, 1998. At March 31, 1998, the Company had an accumulated deficit of approximately $13.9 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative expenses associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. The Company expects to incur substantial additional operating losses over the next several years as a result of increases in its expenses for research and product development.

Results of Operations

      Three months Ended March 31, 1998 and March 31, 1997

      Revenues

      Revenues for the three months ended March 31, 1998 increased to $4.9 million from $1.9 million for the same period in 1997. This increase was attributable primarily to a one time $2.0 million technology development fee and a contractual increase in the level research funding from SmithKline Beecham ("SmithKline"), one of the Company's collaborative partners. The research collaboration with SmithKline began in February 1997.

      Operating Expenses

      The Company's research and development expenses for the three months ended March 31, 1998 increased to $3.7 million from $2.2 million for the same period in 1997. This increase was attributable primarily to expenses in connection with the Company's sponsored research agreement with M.I.T. which began in January of 1998, as well as increases in staffing and supplies for the SmithKline collaboration and the Company's internal programs, including expansion of its bioinformatics capabilities.


      General and administrative expenses for the three months ended March 31, 1998 increased to $1.2 million from $882,000 for the same period in 1997. This increase was attributable primarily to increased legal expenses and the increase in facilities expenses in connection with the lease extension.

      Net Interest Income

      Net interest income for the three months ended March 31, 1998 decreased to $371,000 from $544,000 for the same period in 1997. This decrease related primarily to the decrease in the Company's cash reserves.

      Equity in Other Ventures

      Equity in other ventures reflects losses and gains associated with the Company's two investments. For the three months ended March 31, 1998 and 1997, the Company recognized a gain and a loss of $7,515 and $16,112, respectively, related to its investment in Laurel Partners Limited Partnership. For the three months ended March 31, 1998 and 1997, the Company recognized $424,000 and $0, respectively, in losses generated by Axiom. The Company's investment in Axiom is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses to the extent that the Company's investment is funding those losses.

      Net Loss

      The net loss for the three months ended March 31, 1998 decreased to $95,000 from $704,000 for the same period in 1997. This decrease can be attributed to an increase in the Company's revenues, which was partially offset by an increase in operating expenses and a decrease in net interest income as described above.

      Liquidity and Capital Resources

      At March 31, 1998, the Company held cash and cash equivalents of $36.9 million. The Company's working capital at March 31, 1998 was $36.4 million.

      In May 1997, the Company purchased $2.0 million of convertible preferred stock in Axiom Biotechnologies Inc. ("Axiom"). The Company has agreed to purchase an additional $2.0 million of convertible preferred stock in Axiom if the Company receives and accepts Axiom's High Throughput Pharmacological Screening system on or prior to May 29, 1998.

      On May 8, 1998, the Company exercised its option to sell to SmithKline Beecham Corporation 660,962 shares of its common stock for approximately $7.56 per share or an aggregate consideration of $5.0 million. Such sale is scheduled to close on May 15, 1998. This statement as to the anticipated closing of such transaction is a forward-looking statement that may not prove accurate and, as such, actual results may vary.

      For the three-month period ended March 31, 1998, the Company invested approximately $293,000 in property and equipment and refinanced approximately $704,000 of equipment through a sale leaseback arrangement with GE Capital Corporation. The Company expects capital expenditures to increase over the next several years as it expands facilities to support the planned expansion of research and development efforts. The Company expects to finance the majority of these capital expenditures using its existing lease line of credit with GE Capital Corporation or other similar arrangements.

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


                          CADUS PHARMACEUTICAL CORPORATION
                          (Registrant)

Date: May 15, 1998     By /s/ James S. Rielly
                          ------------------------------------------------------
                          James S. Rielly
                          Vice President of Finance, Treasurer and Secretary (Authorized Officer and Principal Financial Officer)

                                 EXHIBIT INDEX

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

                     Exhibit No.               Description
                     -----------               -----------

                        27                     Financial Data Schedule