Form 10-Q
period 1998-06-30
CADUS PHARMACEUTICAL CORP
filed 1998-08-12
CIK 911148

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended          June 30, 1998
                                                        ---------------


[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to              .
                                                 ----------    --------------

                                          Commission file number    0-28674 .
                                                                 ------------

                       CADUS PHARMACEUTICAL CORPORATION
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                   Delaware                                 13-3660391
-------------------------------------------------    --------------------------
  (State or Other Jurisdiction of Incorporation         (I.R.S. Employer
   or Organization)                                      Identification No.)


777 Old Saw Mill River Road, Tarrytown, New York             10591-6705
-------------------------------------------------    --------------------------
   (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code         (914) 467-6200
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


The number of shares of registrant's common stock, $.01 par value, outstanding as of July 22, 1998 was 13,068,940.

                       CADUS PHARMACEUTICAL CORPORATION

                                     INDEX

                                                                        Page No.
                                                                        --------

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                              3

PART I  --   CONDENSED FINANCIAL INFORMATION

        Item 1.   Condensed Financial Statements

                  Condensed Balance Sheets - June 30, 1998
                  and December 31, 1997                                        4

                  Condensed Statements of Operations -
                  Three and six months ended
                  June 30, 1998 and 1997                                       5

                  Condensed Statements of Cash Flows - Six months
                  ended June 30, 1998 and 1997                                 6

                  Notes to Condensed Financial Statements                   7- 9

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10-12

PART II --   OTHER INFORMATION

        Item 1.   Legal Proceedings                                           13

        Item 2.   Changes in Securities and Use of Proceeds                   13

        Item 3.   Defaults Upon Senior Securities                             13

        Item 4.   Submission of Matters to a Vote of Security
                  Holders                                                     14

        Item 5.   Other Information                                           14

        Item 6.   Exhibits and Reports on Form 8-K                            14


SIGNATURES                                                                    15

EXHIBIT INDEX                                                                 16

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

                       CADUS PHARMACEUTICAL CORPORATION
                                BALANCE SHEETS



                                                                          June 30,        December 31,
                                                                            1998              1997
                                                                        -----------       ------------
                                    ASSETS
Current assets:
     Cash and cash equivalents                                          $ 36,914,197      $ 36,761,516
     Prepaid and other current assets                                        692,101           405,597
                                                                        ------------      ------------
               Total current assets                                       37,606,298        37,167,113

Fixed assets, net of accumulated depreciation and amortization of
    $1,833,977 at June 30, 1998 and $2,582,661 at December 31, 1997        2,960,809         2,646,936
Investments in other ventures (note 3)                                     2,875,504         1,478,229
Other assets, net                                                          1,207,320           948,912
                                                                        ------------      ------------

               Total assets                                             $ 44,649,931      $ 42,241,190
                                                                        ============      ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
       Deferred revenue                                                 $    113,279      $     94,190
       Accounts payable                                                      695,688           892,636
       Accrued expenses and other current liabilities                        509,279           604,146
       Note payable to partnership                                           150,000           150,000
                                                                        ------------      ------------
               Total current liabilities                                   1,468,246         1,740,972

Commitments and contingencies

Stockholders' equity:
       Common stock                                                          132,101           125,001
       Additional paidin capital                                          59,688,701        54,517,519
       Accumulated deficit                                               (16,339,042)      (13,842,227)
       Treasury stock                                                       (300,075)         (300,075)
                                                                        ------------      ------------

               Total stockholders' equity                                 43,181,685        40,500,218
                                                                        ------------      ------------

               Total liabilities and stockholders' equity               $ 44,649,931      $ 42,241,190
                                                                        ============      ============



         See accompanying notes to the condensed financial statements

                       CADUS PHARMACEUTICAL CORPORATION


                           STATEMENTS OF OPERATIONS



                                                      Three Months Ended                        Six Months Ended
                                                           June 30,                                  June 30,
                                                  1998                  1997                 1998                 1997
                                             ---------------      ---------------      ---------------      ---------------
Revenues, principally from
    related parties                          $     2,508,213      $     2,271,865      $     7,440,025      $     4,161,786


Costs and expenses:
    Research and development costs                 3,487,896            3,128,962            7,237,080            5,368,530
    General and administrative expenses            1,776,716            1,106,192            3,013,301            1,988,600
                                             ---------------      ---------------      ---------------      ---------------

       Total costs and expenses                    5,264,612            4,235,154           10,250,381            7,357,130
                                             ---------------      ---------------      ---------------      ---------------

Operating loss                                    (2,756,399)          (1,963,289)          (2,810,356)          (3,195,344)
                                             ---------------      ---------------      ---------------      ---------------

Other income and (expenses):
    Net interest income                              597,896              540,431              969,254            1,084,389
    Equity in other ventures                        (186,240)            (283,905)            (602,725)            (300,017)
    Gain/(loss) on sale of equipment                 (18,617)                 --               (10,714)                 --
                                             ---------------      ---------------      ---------------      ---------------

       Total other income and (expenses)             393,039              256,526              355,815              784,372
                                             ---------------      ---------------      ---------------      ---------------

Loss before income taxes                          (2,363,360)          (1,706,763)          (2,454,541)          (2,410,972)
                                             ---------------      ---------------      ---------------      ---------------

State and local taxes                                 38,639               23,117               42,274               23,117
                                             ---------------      ---------------      ---------------      ---------------

Net loss                                     $    (2,401,999)     $    (1,729,880)     $    (2,496,815)     $    (2,434,089)
                                             ===============      ===============      ===============      ===============

Basic net loss per share (note 2)            $         (0.19)     $         (0.14)     $         (0.20)     $         (0.20)

Shares used in calculation of basic net
    loss per share (note 2)                       12,733,059           12,174,009           12,554,152           12,131,003




See accompanying notes to the condensed financial statements

                       CADUS PHARMACEUTICAL CORPORATION


                           STATEMENTS OF CASH FLOWS


                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                    1998              1997
                                                                                ------------      ------------
Cash flows from operating activities:
Net loss                                                                        $ (2,496,815)     $ (2,434,089)
Equity in other ventures                                                             602,725           300,017
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   463,447           627,667
     Gain on sale of equipment                                                        (8,374)             --
     Amortization of gain on sale of equipment                                        18,885              --
     Changes in assets and liabilities:                                                 --                --
          (Increase) decrease in prepaid and other current assets                   (286,504)          104,165
          (Increase) decrease in other assets                                        (41,832)            4,355
          Increase (decrease) in deferred revenue                                        204        (1,000,000)
          (Decrease) increase in accounts payable                                   (196,948)          214,619
          (Decrease) in accrued expenses and other current liabilities               (94,867)         (213,668)
                                                                                ------------      ------------

              Net cash used in operating activities                               (2,040,079)       (2,396,934)
                                                                                ------------      ------------

Cash flows from investing activities:
     Acquisition of fixed assets                                                  (1,458,583)         (950,050)
     Sale of fixed assets                                                            724,661              --
     Decrease in restricted cash                                                        --              78,000
     Repayment of stockholder's loan                                                    --               3,881
     Investments in other ventures                                                (2,000,000)       (2,000,000)
     Patent costs                                                                   (251,598)         (254,539)
                                                                                ------------      ------------

              Net cash used in investing activities                               (2,985,520)       (3,122,708)
                                                                                ------------      ------------

Cash flows from financing activities:
     Payments on bank loans                                                             --             (29,075)
     Proceeds from issuance of common stock                                        5,178,280           450,390
                                                                                ------------      ------------

              Net cash provided by financing activities                            5,178,280           421,315
                                                                                ------------      ------------

              Net increase (decrease) in cash and cash equivalents                   152,681        (5,098,327)

 Cash and cash equivalents at beginning of period                                 36,761,516        43,152,677
                                                                                ------------      ------------

 Cash and cash equivalents at end of period                                     $ 36,914,197      $ 38,054,350
                                                                                ============      ============


           See accompanying notes to the condensed financial statements

                       Cadus Pharmaceutical Corporation

                    Notes to Condensed Financial Statements

(1)   ORGANIZATION AND BASIS OF PREPARATION

      The information presented as of June 30, 1998 and for the three and six-month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 1997 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

      The results of operations for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

(2)   NET LOSS PER SHARE

      At December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. For the three and six-month periods ended June 30, 1998 and 1997, basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive.

(3)   INVESTMENTS IN OTHER VENTURES

      In December 1996, the Company issued a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a shareholder of the Company is the general partner. An interest payment of $10,500 was accrued at December 31, 1997 and paid in January 1998. The principal amount and interest accrued thereon is payable on December 26, 1998. In addition, the Company purchased for $160,660 a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly owned by the shareholder. Laurel's purpose is to invest, directly or indirectly, in securities of biotechnology companies. The Company has the right to require the shareholder to match any future investment made by the Company in Laurel up to an aggregate investment on the part of the shareholder of $5.0 million. This right expires on the earlier of December 31, 1999 or such time that neither the shareholder nor one of his affiliates is the general partner of Laurel. The Company is not required to make any additional investment in Laurel. The investment is accounted for under the equity method with the recognition of losses limited to the Company's capital contributions. For the three and six-month periods ended June 30, 1998, the Company recognized gains of $79 and $7,594, respectively. For the three and six-month periods ended June 30, 1997, the Company recognized losses of $126,092 and $142,204, respectively. The remaining investment in Laurel of $144,290 is included in investments in other ventures on the balance sheet.

      In May 1997, the Company purchased $2.0 million of convertible preferred stock in Axiom Biotechnologies Inc. ("Axiom"), representing approximately 26% of the outstanding shares of Axiom on an as converted basis. As part of the arrangement, Axiom agreed to deliver and license to the Company its first High Throughput Pharmacology System (HT-PS)(TM). The Company purchased an additional $2.0 million of convertible preferred stock in Axiom on June 5, 1998 after the Company received and accepted Axiom's HT-PS(TM).
      The Company also made a payment to Axiom for the HT-PS(TM) which is included in fixed assets in the

                       Cadus Pharmaceutical Corporation

                    Notes to Condensed Financial Statements

      accompanying balance sheet at June 30, 1998. The additional investment increased the Company's equity interest in Axiom to approximately 30% of Axiom's outstanding shares on an as converted basis, after taking into account a recent investment in Axiom by JAFCO Co., Ltd., ("JAFCO"), an affiliate of the Nomura Group. The Company's investment is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses prior to the JAFCO investment and 50% after such investment. Such percentage represents the extent to which the Company is deemed to be funding Axiom's losses. For the three and six-month periods ended June 30, 1998, the Company recognized $186,319 and $610,319, respectively in losses generated by Axiom. For the three and six-month periods ended June 30, 1997, the Company recognized losses of $157,813. The remaining investment in Axiom of $2,731,214 is included in investments in other ventures on the balance sheet.

(4)   RESEARCH COLLABORATIONS

      Pursuant to the Bristol-Myers Squibb Company Research Collaboration and License Agreement, the Company received and recognized revenue of approximately $1.1 million and $2.1 million for the three and six-month periods ended June 30, 1998. The Company also received and recognized revenue of approximately $661,000 and $1.3 million, from a Research Collaboration and License Agreement with Solvay Pharmaceuticals B.V., for the three and six-month periods ended June 30, 1998.

      Pursuant to the SmithKline Beecham Research Collaboration and License Agreement, the Company received and recognized research funding of approximately $780,000 and $2.0 million during the three and six-month periods ended June 30, 1998. In March 1998, the Company also received and recognized a one-time technology development fee of $2.0 million from SmithKline Beecham. On May 8, 1998, the Company exercised its option to sell 660,962 shares of its common stock to SmithKline Beecham p.l.c. and SmithKline Beecham Corporation for approximately $7.56 per share or an aggregate consideration of $5.0 million. The sale closed on May 15, 1998.

(5)   RESEARCH AGREEMENT

      In January 1998, the Company entered into a sponsored research agreement with the Massachusetts Institute of Technology ("M.I.T.") pursuant to which M.I.T. will use its expertise in micro-robotics to co-develop the Living ChipTM, a novel drug discovery screening tool that would miniaturize and automate the Company's proprietary hybrid yeast cell technology. If developed, the Living ChipTM could ultimately accommodate at least 100,000 yeast-based drug discovery assays on a single CD-sized synthetic disc and could permit the testing of thousands of compounds on multiple assays at the individual scientist's lab bench. The Company is only obligated to provide M.I.T. with research funding for 1998 but has the option to extend the arrangement through 1999. The Company also entered into a license agreement with M.I.T. pursuant to which the Company obtained exclusive worldwide rights, for use in pharmaceutical, animal health and agricultural businesses, to the technology developed under the sponsored research arrangement. In order to maintain its exclusive license, the Company must provide M.I.T. with research funding in 1998 and 1999 and make a minimum level of expenditures thereafter to commercialize the technology until the technology is commercialized. The Company is required to pay M.I.T. an annual license fee, royalties on the sale or lease of Living ChipTM systems, royalties on the sale of therapeutics and diagnostics developed using the Living ChipTM and royalties on services rendered based on the Living ChipTM . In lieu of royalty payments on sales by sublicensees of drugs initially identified by sublicensees through the use of licensed technology, the Company pays an annual fee for each sublicense in effect, provided that a license to other technology owned or licensed by the Company was granted to the sublicensee at the same time.

                       Cadus Pharmaceutical Corporation

                    Notes to Condensed Financial Statements

(6)  Commitments and Contingencies

     In July 1996, SIBIA Neurosciences, Inc. ("SIBIA") commenced a patent infringement action against the Company alleging infringement by the Company of a patent relating to an aspect of drug screening techniques and seeking injunctive relief and monetary damages. On August 1, 1996, the Company filed an Answer and Counterclaim, claiming that the patent is not infringed and is invalid and unenforceable, seeking a declaratory judgment of patent invalidity, unenforceability and noninfringement, and claiming unfair competition and intentional interference with prospective economic advantage by SIBIA with respect to the Company's initial public offering.

     On August 7, 1998, the court granted SIBIA's summary judgment motion to dismiss the Company's counterclaims for unfair competition and intentional interference with prospective economic advantage.


     Trial of the action is presently scheduled for November 3, 1998.

     The Company believes, based on advice of counsel, that none of its operations infringes any valid claim of the patent and intends to vigorously defend the action. The Company also believes that if its operations were found to infringe any valid claim of the patent, the Company has adequate technical alternatives that would not infringe this patent. If injuctive relief is granted, certain aspects of the drug discovery and development efforts of the Company and its collaborative partners could be delayed. If monetary damages are awarded, the business, financial condition and results of operations of the Company could be materially adversely affected.



(7)   SUPPLEMENTAL CASH FLOW INFORMATION

                                                       SIX MONTH
                                                     ENDED JUNE 30,
                                                     --------------
                                                1998                1997
                                         ------------------------------------
      Cash payments for:


      Interest...............                      $0              $2,754
                                                   ==              ======


      Income taxes...........                 $25,274             $23,117
                                              =======             =======




(8)   NEW ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The adoption of SFAS 130 had no impact on the Company's financial statements. SFAS 131 established standards to report information about operating segments and related discussions about products and services, geographic areas and major customers and requires that such information be included in the Company's 1998 annual report. The adoption of SFAS 131 is not expected to affect the Company's reporting of its results of operations and financial position.

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

      The Company has incurred operating losses in each year since its inception including net losses of approximately $2.5 million during the six-month period ended June 30, 1998. At June 30, 1998, the Company had an accumulated deficit of approximately $16.3 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative expenses associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. The Company expects to incur substantial additional operating losses over the next several years as a result of increases in its expenses for research and product development.

RESULTS OF OPERATIONS

      Six months Ended June 30, 1998 and June 30, 1997

      Revenues

      Revenues for the six months ended June 30, 1998 increased to $7.4 million from $4.2 million for the same period in 1997. This increase was attributable primarily to a one time $2.0 million technology development fee and an increase in the level of research funding from SmithKline Beecham ("SmithKline"), one of the Company's collaborative partners. The research collaboration with SmithKline began in February 1997.

      Operating Expenses

      The Company's research and development expenses for the six months ended June 30, 1998 increased to $7.2 million from $5.4 million for the same period in 1997. This increase was attributable to increases in staffing, supplies and facility expenses as well as expenses associated with the Company's sponsored research agreement with M.I.T., which began in January of 1998.

      General and administrative expenses for the six months ended June 30, 1998 increased to $3.0 million from $2.0 million for the same period in 1997. This increase was attributable primarily to increased litigation expenses.

      Net Interest Income

      Net interest income for the six months ended June 30, 1998 decreased to $1.0 from $1.1 million for the same period in 1997. This decrease related primarily to the decrease in the Company's cash reserves.

      Equity in Other Ventures

      Equity in other ventures reflects gains and losses associated with the Company's two investments. For the six months ended June 30, 1998 and 1997, the Company recognized a gain and a loss of $7,594 and $142,204, respectively, related to its investment in Laurel Partners Limited Partnership. For the six months ended June 30, 1998 and 1997, the Company recognized $610,319 and $157,813, respectively, in losses generated by Axiom Biotechnologies Inc. ("Axiom"). The Company's investment in Axiom is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses prior to a recent investment made by JAFCO Co., Ltd., ("JAFCO") in Axiom. Following the JAFCO investment the Company began recognizing 50% of the net losses generated by Axiom which is the extent to which the Company is deemed to be funding such losses.

      Net Loss

      The net loss for the six months ended June 30, 1998 increased to $2.5 million from $2.4 million for the same period in 1997. This increase can be attributed to an increase in the Company's expenses, which was partially offset by an increase in revenues as described above.

      Three months Ended June 30, 1998 and June 30, 1997

      Revenues

      Revenues for the three months ended June 30, 1998 increased to $2.5 million from $2.3 million for the same period in 1997. This increase was attributable primarily to inflation based increases in research funding from the Company's research collaborations.

      Operating Expenses

      The Company's research and development expenses for the three months ended June 30, 1998 increased to $3.5 million from $3.1 million for the same period in 1997. This increase was attributable primarily to increases in staffing, supplies, and facility expenses.

      General and administrative expenses for the three months ended June 30, 1998 increased to $1.8 million from $1.1 million for the same period in 1997. This increase was attributable primarily to increased litigation expenses.

      Net Interest Income

      Net interest income for the three months ended June 30, 1998 increased to $598,000 from $540,000 for the same period in 1997. This increase related primarily to higher cash reserves resulting from the Company's sale to SmithKline Beecham Corporation of $5.0 million of its common stock in May of 1998.

      Equity in Other Ventures

      Equity in other ventures reflects losses and gains associated with the Company's two investments. For the three months ended June 30, 1998 and 1997, the Company recognized a gain and a loss of $79 and $126,092, respectively, related to its investment in Laurel Partners Limited Partnership. For the three months ended June 30, 1998 and 1997, the Company recognized $186,319 and $157,813, respectively, in losses generated by Axiom. The Company's investment in Axiom is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses prior to a recent investment made by JAFCO Co., Ltd., ("JAFCO") in Axiom. Following the JAFCO investment the Company began recognizing 50% of the net losses generated by Axiom, which is the extent to which the Company is deemed to be funding such losses.

      Net Loss

      The net loss for the three months ended June 30, 1998 increased to $2.4 million from $1.7 million for the same period in 1997. This increase can be attributed to an increase in the Company's expenses, which was partially offset by an increase in revenues and net interest income as described above.

      LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1998, the Company held cash and cash equivalents of $36.9 million. The Company's working capital at June 30, 1998 was $36.1 million.

      In May 1997, the Company purchased $2.0 million of convertible preferred stock in Axiom. On June 5, 1998 the Company purchased an additional $2.0 million of convertible preferred stock in Axiom upon the receipt and acceptance of Axiom's High Throughput Pharmacological Screening System (HT-PS)(TM).

      On May 8, 1998, the Company exercised its option to sell to SmithKline Beecham Corporation 660,962 shares of its common stock for approximately $7.56 per share or an aggregate consideration of $5.0 million. The sale closed on May 15, 1998.

      For the six-month period ended June 30, 1998, the Company invested approximately $1,459,000 in property and equipment and refinanced approximately $704,000 of equipment through a sale leaseback arrangement with GE Capital Corporation. The Company expects capital expenditures to increase over the next several years as it expands facilities to support the planned expansion of research and development efforts. The Company expects to finance the majority of these capital expenditures using its existing lease line of credit with GE Capital Corporation or other similar arrangements.

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

      NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 revises disclosures about pension an other postretirement benefit plans. Management of the Company does not believe that the implementation of SFAS No. 132 will have a significant impact on previously reported information regarding its employee retirement plans.

PART II - OTHER INFORMATION
---------------------------

Item 1.       Legal Proceedings

              This Company is not a party to any material legal proceedings other than SIBIA Neurosciences, Inc. v. Cadus Pharmaceutical Corporation. SIBIA Neurosciences, Inc. ("SIBIA") commenced an action on July 9, 1996 in the United States District Court for the Southern District of California alleging infringement by the Company of a patent relating to an aspect of drug screening techniques and seeking injunctive relief and monetary damages. On August 1, 1996, the Company filed an Answer and Counterclaim, claiming that the patent is not infringed and is invalid and unenforceable, seeking a declaratory judgment of patent invalidity, unenforceability and noninfringement, and claiming unfair competition and intentional interference with prospective economic advantage by SIBIA with respect to the Company's initial public offering.

              On August 7, 1998, the court granted SIBIA's summary judgment motion to dismiss the Company's counterclaims for unfair competition and intentional interference with prospective economic advantage.

              Trial of the action is presently scheduled for November 3, 1998

              The Company believes, based on advice of counsel, that none of its operations infringes any valid claim of the patent and intends to vigorously defend the action. The Company also believes that if its operations were found to infringe any valid claim of the patent, the Company has adequate technical alternatives that would not infringe this patent. If injunctive relief is granted, certain aspects of the drug discovery and development efforts of the Company and its collaborative partners could be delayed. If monetary damages are awarded, the business, financial condition and results of operations of the Company could be materially adversely affected.

Item 2.       Changes in Securities and Use of Proceeds

              (a) On May 15, 1998, the Company sold 660,962 shares of its common stock to SmithKline Beecham p.l.c. and SmithKline Beecham Corporation at a price of approximately $7.56 per share or an aggregate price of $5.0 million. Such shares of common stock were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance on the exemption from registration under the Act set forth in Section 4(2) of the Act.

              (b) Securities Act Rule 229.463 ("Rule 463") required
                  issuers to periodically report on Form SR their use of proceeds from an initial public offering, until all such proceeds were fully utilized. Effective September 2, 1997, pursuant to Release No. 34-38850, the Securities and Exchange Commission amended Rule 463 to eliminate Form SR and to require a registrant to report its use of proceeds from an initial public offering in each of its periodic reports filed pursuant to the requirements of the Exchange Act until all such proceeds are fully utilized. The Company has not reported, on previously filed Forms SR or period reports, that it has utilized any of the proceeds received from its initial public offering. The information provided below represents a reasonable estimate of the application through June 30, 1998 of the net proceeds of $19,783,140 which were received from the Company's initial public offering on July 17, 1996:

                         Construction of plant,
                         building and facilities               $300,440
                         Purchase and installation of
                         machinery and equipment               $863,353
                         Research and license
                         payments to others                    $600,965
                         Investment in companies
                         complementary to the
                         Company's business                  $2,000,000
                         Working capital used to
                         fund operations                     $1,266,310

                  Except for payments described in the following sentence, the application of the net offering proceeds listed above represents direct payments to others. No payments were made to directors or officers or to their associates except for payments made in the ordinary course of business which include, but may not be limited to, the payment of officer salaries, fringe benefits, and expense reimbursements or compensation paid to directors for their services provided to the Company under consulting arrangements. At June 30, 1998, the company had $14,752,072 of net offering proceeds that were still not utilized.

Item 3.       Defaults Upon Senior Securities

              Nothing to report.

Item 4.       Submission of Matters to a Vote of Security Holders

              On June 4, 1998, the Company held its annual meeting of stockholders in Tarrytown, New York. The holders of 11,674,450 shares of Common Stock were present or represented by proxy and, accordingly, a quorum was present and matters were voted on as follows:

              (a) The following persons were elected directors of the Company:

                                              Votes For          Votes Withheld
                                              ---------          --------------
                Theodore Altman               11,464,059         210,391
                James R. Broach               11,627,442          47,008
                Harold First                  11,617,198          57,252
                Russell D. Glass              11,617,198          57,252
                Carl Icahn                    11,056,301         618,149
                William Koster                11,627,442          47,008
                Peter S. Liebert              11,617,198          57,252
                Robert Mitchell               11,617,198          57,252
                Siegfried G. Schaefer         11,617,198          57,252
                Nicole Vitullo                11,627,442          47,008
                Samuel D. Waksal              11,062,301         612,149
                Jack G. Wasserman             11,262,998         411,452



              (b) The proposal to approve the amendment to the Company's
                  1996 Incentive Plan (the "Plan") that increases the maximum number of shares of Common Stock that may be the subject of awards under the Plan by 1,000,000 from 833,334 shares to 1,833,334 shares was approved by the stockholders. 8,104,326 shares of Common Stock voted for the proposal, 209,142 shares voted against the proposal and 5,735 shares abstained. There were 3,355,247 broker non-votes with respect to the proposal.

Item 5.       Other Information

              Nothing to report.

Item 6.       Exhibits and Reports on Form 8-K.

              (a) The exhibits listed in the Exhibit Index are included in this report.

              (c) Reports on Form 8-K

              None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CADUS PHARMACEUTICAL CORPORATION
                                 (REGISTRANT)



DATE: AUGUST 12, 1998        BY  James S. Rielly
                                ------------------------------
                                 James S. Rielly
                                 VICE PRESIDENT OF FINANCE, TREASURER AND
                                 SECRETARY (AUTHORIZED OFFICER AND PRINCIPAL
                                 FINANCIAL OFFICER)

                                 EXHIBIT INDEX

 The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


                      Exhibit No.               Description
                      -----------               -----------


                           27                   Financial Data Schedule