Form 10-Q
period 1998-09-30
CADUS PHARMACEUTICAL CORP
filed 1998-11-13
CIK 911148

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended          September 30, 1998
                                                   ----------------------

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from              to             .
                                              -------------  --------------

                       Commission file number 0-28674 .

                       CADUS PHARMACEUTICAL CORPORATION
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

           Delaware                                      13-3660391
---------------------------------          ------------------------------------
  (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

     777 Old Saw Mill River Road, Tarrytown, New York            10591-6705
     ------------------------------------------------            ----------
         (Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code        (914) 467-6200
                                                   ----------------------------

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

The number of shares of registrant's common stock, $.01 par value, outstanding as of October 21, 1998 was 13,068,940.

                       CADUS PHARMACEUTICAL CORPORATION

                                     INDEX

                                                                                  Page No.
                                                                                  --------
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                                     3

PART I   --  CONDENSED FINANCIAL INFORMATION

         Item 1   Condensed Financial Statements

                  Condensed Balance Sheets - September 30, 1998 and                   4
                  December 31, 1997

                  Condensed Statements of Operations - Three and nine months
                  ended September 30, 1998 and 1997                                   5

                  Condensed Statements of Cash Flows - Nine months ended
                  September 30, 1998 and 1997                                         6

                  Notes to Condensed Financial Statements                          7-10

         Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             11-14


PART II  --  OTHER INFORMATION

         Item 1   Legal Proceedings                                                  15

         Item 2   Changes in Securities and Use of Proceeds                          15

         Item 3   Defaults Upon Senior Securities                                    16

         Item 4   Submission of Matters to a Vote of Security Holders                16

         Item 5   Other Information                                                  16

         Item 6   Exhibits and Reports on Form 8-K                                   16


SIGNATURES                                                                           17

EXHIBIT INDEX                                                                        18

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

                       Cadus Pharmaceutical Corporation

                           Condensed Balance Sheets

                                                                               September 30,       December 31,
                                                                                   1998                1997
                                                                               ------------        ------------
                                    Assets

Current assets:
     Cash and cash equivalents                                                 $ 34,268,905        $ 36,761,516
     Restricted cash (note 4)                                                       286,000                  --
     Prepaid and other current assets                                               621,475             405,597
                                                                               ------------        ------------
               Total current assets                                              35,176,380          37,167,113

Fixed assets, net of accumulated depreciation and amortization of
    $2,044,835 at September 30, 1998 and $2,582,661 at December 31, 1997          3,087,590           2,646,936


Investments in other ventures (note 3)                                            2,627,393           1,478,229
Other assets, net                                                                 1,282,449             948,912
                                                                               ------------        ------------

               Total assets                                                    $ 42,173,812        $ 42,241,190
                                                                               ============        ============

                     Liabilities and Stockholders' Equity

Current liabilities:
       Deferred revenue                                                        $    902,683        $     94,190
       Accounts payable                                                             693,305             892,636
       Accrued expenses and other current liabilities                               993,318             604,146
       Note payable to partnership                                                  150,000             150,000
                                                                               ------------        ------------
               Total current liabilities                                          2,739,306           1,740,972

Commitments and contingencies

Stockholders' equity:
       Common stock                                                                 132,106             125,001
       Additional paid in capital                                                59,689,446          54,517,519
       Accumulated deficit                                                      (20,086,971)        (13,842,227)
       Treasury stock                                                              (300,075)           (300,075)
                                                                               ------------        ------------

               Total stockholders' equity                                        39,434,506          40,500,218
                                                                               ------------        ------------

               Total liabilities and stockholders' equity                      $ 42,173,812        $ 42,241,190
                                                                               ============        ============

         See accompanying notes to the condensed financial statements

                       Cadus Pharmaceutical Corporation

                      Condensed Statements of Operations

                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                       September 30,
                                                 1998              1997              1998              1997
                                             ------------      ------------      ------------      ------------
Revenues, principally from
    related parties (note 5)                 $  2,508,213      $ 2,402,364       $  9,948,238      $  6,564,150

Costs and expenses:
    Research and development costs              3,743,488         2,962,939        10,980,568         8,331,469
    General and administrative expenses         2,703,682           820,070         5,716,983         2,808,670
                                             ------------      ------------      ------------      ------------

       Total costs and expenses                 6,447,170         3,783,009        16,697,551        11,140,139
                                             ------------      ------------      ------------      ------------

Operating loss                                 (3,938,957)       (1,380,645)       (6,749,313)       (4,575,989)
                                             ------------      ------------      ------------      ------------

Other income and (expenses):
    Net interest income                           470,968           497,342         1,440,222         1,581,731
    Equity in other ventures                     (248,111)         (380,806)         (850,836)         (680,823)
    Net gain on sale of equipment                  12,460              --               1,746              --
                                             ------------      ------------      ------------      ------------

       Total other income and (expenses)          235,317           116,536           591,132           900,908
                                             ------------      ------------      ------------      ------------
Loss before income taxes                       (3,703,640)       (1,264,109)       (6,158,181)       (3,675,081)

State and local taxes                              44,289           (63,165)           86,563           (40,048)
                                             ------------      ------------      ------------      ------------

Net loss                                     $ (3,747,929)     $ (1,200,944)     $ (6,244,744)     $ (3,635,033)
                                             ============      ============      ============      ============

Basic net loss per share (note 2)            $      (0.29)     $      (0.10)     $      (0.49)     $      (0.30)

Shares used in calculation of basic net
    loss per share (note 2)                    13,068,857        12,295,474        12,725,720        12,185,827

         See accompanying notes to the condensed financial statements

                       Cadus Pharmaceutical Corporation

                      Condensed Statements of Cash Flows

                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                                1998                1997
                                                                                            ------------        ------------
Cash flows from operating activities:
Net loss                                                                                    $ (6,244,744)       $ (3,635,033)
Equity in other ventures                                                                         850,836             680,823
Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                         716,686             980,640
           Net gain on sale of equipment                                                          (1,746)                --
           Changes in assets and liabilities:
                Increase in prepaid and other current assets                                    (215,878)            (80,962)
                (Increase) decrease in other assets                                              (87,570)              2,993
                Increase (decrease) in deferred revenue                                          780,000          (1,000,000)
                Decrease in accounts payable                                                    (199,331)           (172,610)
                Increase (decrease) in accrued expenses and other current liabilities            389,172            (237,801)
                                                                                            ------------        ------------

                         Net cash used in operating activities                                (4,012,575)         (3,461,950)
                                                                                            ------------        ------------

Cash flows from investing activities:
            Acquisition of fixed assets                                                       (2,407,654)         (1,093,283)
            Sale of fixed assets                                                               1,336,092                 --
            (Increase) decrease in restricted cash                                              (286,000)             78,000
            Repayment of stockholder's loan                                                          --                5,822
            Investments in other ventures                                                     (2,000,000)         (2,000,000)
            Patent costs                                                                        (301,506)           (334,192)
                                                                                            ------------        ------------

                         Net cash used in investing activities                                (3,659,068)         (3,343,653)
                                                                                            ------------        ------------

Cash flows from financing activities:
            Payments on bank loans                                                                   --              (29,075)
            Proceeds from issuance of common stock                                               179,032             559,144
            Proceeds from issuance of restricted stock                                         5,000,000                 --
                                                                                            ------------        ------------

                         Net cash provided by financing activities                             5,179,032             530,069
                                                                                            ------------        ------------

                         Net decrease in cash and cash equivalents                            (2,492,611)         (6,275,534)

Cash and cash equivalents at beginning of period                                              36,761,516          43,152,677
                                                                                            ------------        ------------

Cash and cash equivalents at end of period                                                  $ 34,268,905        $ 36,877,143
                                                                                            ============        ============

         See accompanying notes to the condensed financial statements

                       Cadus Pharmaceutical Corporation

                    Notes to Condensed Financial Statements

(1)  Organization and Basis of Preparation

     The information presented as of September 30, 1998 and for the three and nine-month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 1997 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

     The results of operations for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

(2)  Net Loss Per Share

     At December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. For the three and nine-month periods ended September 30, 1998 and 1997, basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive.

(3)  Investments in Other Ventures

     In December 1996, the Company issued a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a shareholder of the Company is the general partner. An interest payment of $10,500 was accrued at December 31, 1997 and paid in January 1998. The principal amount and interest accrued thereon is payable on December 26, 1998. In addition, the Company purchased for $160,660 a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly owned by the shareholder. Laurel's purpose is to invest, directly or indirectly, in securities of biotechnology companies. The Company has the right to require the shareholder to match any future investment made by the Company in Laurel up to an aggregate investment on the part of the shareholder of $5.0 million. This right expires on the earlier of December 31, 1999 or such time that neither the shareholder nor one of his affiliates is the general partner of Laurel. The Company is not required to make any additional investment in Laurel. The investment is accounted for under the equity method with the recognition of losses limited to the Company's capital contributions. For the three and nine-month periods ended September 30, 1998, the Company recognized gains of $2,361 and $9,955, respectively. For the three and nine-month periods ended September 30, 1997, the Company recognized losses of $15,973 and $158,177, respectively. The remaining investment in Laurel of $146,651 is included in investments in other ventures on the condensed balance sheet.

     In May 1997, the Company purchased $2.0 million of convertible preferred stock in Axiom Biotechnologies Inc. ("Axiom"), representing approximately 26% of the outstanding shares of Axiom on an as converted basis. As part of the arrangement, Axiom agreed to deliver and license to the Company its first High Throughput Pharmacology System (HT-PS(Trademark)). The Company purchased an additional $2.0 million of convertible preferred stock in Axiom on June 5, 1998 after the Company received and accepted Axiom's HT-PS(Trademark). The Company also made a payment to Axiom for the HT-PS(Trademark) which is included in fixed assets in the

                       Cadus Pharmaceutical Corporation

                    Notes to Condensed Financial Statements

     accompanying condensed balance sheet at September 30, 1998. The additional investment increased the Company's equity interest in Axiom to approximately 30% of Axiom's outstanding shares on an as converted basis, after taking into account a recent investment in Axiom by JAFCO Co., Ltd., ("JAFCO"), an affiliate of the Nomura Group. The Company's investment is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses prior to the JAFCO investment and 50% after such investment.
     Such percentage represents the extent to which the Company is deemed to be funding Axiom's losses. For the three and nine-month periods ended September 30, 1998, the Company recognized $250,472 and $860,791, respectively in losses generated by Axiom. For the three and nine-month periods ended September 30, 1997, the Company recognized losses of $364,833 and $522,646, respectively. The remaining investment in Axiom of $2,480,742 is included in investments in other ventures on the condensed balance sheet.

(4)  Related Party Transaction

     In August 1998, the Company guaranteed the payment of a $286,000 loan made to the Director of Research of the Company (who is also a Board Member) and secured its guarantee obligation with cash collateral of $286,000. The Director of Research indemnified the Company from any liabilities arising from its guarantee and pledged securities owned by him to secure his indemnification obligation.

(5)  Research Collaborations

     Pursuant to the Bristol-Myers Squibb Company Research Collaboration and License Agreement, the Company received and recognized revenue of approximately $1.1 million and $3.2 million for the three and nine-month periods ended September 30, 1998. The Company also received and recognized revenue of approximately $661,000 and $2.0 million, from a Research Collaboration and License Agreement with Solvay Pharmaceuticals B.V., for the three and nine-month periods ended September 30, 1998.

     Pursuant to the SmithKline Beecham Research Collaboration and License Agreement, the Company received $1.6 million in cash and recognized research funding of approximately $780,000 for the three-month period ending September 30, 1998. For the nine-month period ended September 30, 1998, the Company received $3.5 million in cash and recognized $2.8 million of research funding. In March 1998, the Company also received and recognized a one-time technology development fee of $2.0 million from SmithKline Beecham. On May 8, 1998, the Company exercised its option to sell 660,962 shares of its common stock to SmithKline Beecham p.l.c. and SmithKline Beecham Corporation for approximately $7.56 per share or an aggregate consideration of $5.0 million. The sale closed on May 15, 1998.

(6)  Research Agreement

     In January 1998, the Company entered into a sponsored research agreement with the Massachusetts Institute of Technology ("M.I.T.") pursuant to which M.I.T. will use its expertise in micro-robotics to co-develop the Living Chip(Trademark), a novel drug discovery screening tool that would miniaturize and automate the Company's proprietary hybrid yeast cell technology. If developed, the Living Chip(Trademark) could ultimately accommodate at least 100,000 yeast-based drug discovery assays on a single CD-sized synthetic disc and could permit the testing of thousands of compounds on multiple assays at the individual scientist's lab bench. The Company is only obligated to provide M.I.T. with research funding for 1998 but has the option to extend the arrangement through 1999. The Company also entered into a license agreement with M.I.T. pursuant to which the Company obtained exclusive worldwide rights, for use in pharmaceutical, animal health and agricultural businesses, to the technology developed under the sponsored research arrangement. In order to maintain its exclusive license, the Company must provide M.I.T. with research funding in 1998 and 1999 and make a minimum level of expenditures thereafter to commercialize the technology until the technology is commercialized. The Company is required to pay M.I.T. an annual license fee, royalties on the sale or lease of Living Chip(Trademark) systems, royalties on the sale of therapeutics and diagnostics developed using the Living Chip(Trademark)

                       Cadus Pharmaceutical Corporation

                    Notes to Condensed Financial Statements

     and royalties on services rendered based on the Living Chip(Trademark). In lieu of royalty payments on sales by sublicensees of drugs initially identified by sublicensees through the use of licensed technology, the Company pays an annual fee for each sublicense in effect, provided that a license to other technology owned or licensed by the Company was granted to the sublicensee at the same time.

(7)  Commitments and Contingencies

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

     On August 20, 1998, the court denied three motions filed by the Company against SIBIA seeking summary judgment that the patent is invalid and that the Company does not infringe the patent. The court ruled that the Company's motions involve questions of fact which must be decided by a jury.


     Trial of the action commenced on November 3, 1998.

     On October 9, 1998, the Company filed with the U.S. Patent and Trademark Office a Request for Reexamination of the patent owned by SIBIA at issue in the lawsuit.

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

(8)  Supplemental Cash Flow Information

                                                 Nine Months
                                             Ended September 30,
                                          1998                1997
                                    ----------------------------------
        Cash payments for:

        Interest..................           $0              $7,365
                                             ==              ======

        Income taxes..............      $69,563             $25,518
                                        =======             =======

                       Cadus Pharmaceutical Corporation

                    Notes to Condensed Financial Statements

(9)  New Accounting Pronouncements

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

     The Company has incurred operating losses in each year since its inception including net losses of approximately $6.2 million during the nine-month period ended September 30, 1998. At September 30, 1998, the Company had an accumulated deficit of approximately $20.1 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative expenses associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. The Company expects to incur substantial additional operating losses over the next several years as a result of increases in its expenses for research and product development.

Results of Operations

     Nine months Ended September 30, 1998 and September 30, 1997

     Revenues

     Revenues for the nine months ended September 30, 1998 increased to $9.9 million from $6.6 million for the same period in 1997. This increase was attributable primarily to a one time $2.0 million technology development fee and an increase in the level of research funding from SmithKline Beecham ("SmithKline"), one of the Company's collaborative partners. The research collaboration with SmithKline began in February 1997.

     Operating Expenses

     The Company's research and development expenses for the nine months ended September 30, 1998 increased to $11.0 million from $8.3 million for the same period in 1997. This increase was attributable to increases in staffing, supplies and facility expenses as well as expenses associated with the Company's sponsored research agreement with M.I.T., which began in January of 1998.

     General and administrative expenses for the nine months ended September 30, 1998 increased to $5.7 million from $2.8 million for the same period in 1997. This increase was attributable primarily to increased litigation expenses.

     Net Interest Income

     Net interest income for the nine months ended September 30, 1998 decreased to $1.4 million from $1.6 million for the same period in 1997. This decrease related primarily to the decrease in the Company's cash reserves.

     Equity in Other Ventures

     Equity in other ventures reflects gains and losses associated with the Company's two investments. For the nine months ended September
     30, 1998 and 1997, the Company recognized a gain and a loss of $9,955 and $158,177, respectively, related to its investment in Laurel
     Partners Limited Partnership. For the nine months ended September 30, 1998 and 1997, the Company recognized $860,791 and $522,646, respectively, in losses generated by Axiom Biotechnologies Inc. ("Axiom"). The Company's investment in Axiom is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses prior to a recent investment made by JAFCO Co., Ltd., ("JAFCO") in Axiom.
     Following the JAFCO investment the Company began recognizing 50% of the net losses generated by Axiom which is the extent to which the Company is deemed to be funding such losses.

     Net Loss

     The net loss for the nine months ended September 30, 1998 increased to $6.2 million from $3.6 million for the same period in 1997. This increase can be attributed to an increase in the Company's expenses, which was partially offset by an increase in revenues as described above.

     Three months Ended September 30, 1998 and September 30, 1997

     Revenues

     Revenues for the three months ended September 30, 1998 increased to $2.5 million from $2.4 million for the same period in 1997. This increase was attributable primarily to scheduled increases in research funding from the Company's research collaborations.

     Operating Expenses

     The Company's research and development expenses for the three months ended September 30, 1998 increased to $3.7 million from $3.0 million for the same period in 1997. This increase was attributable primarily to increases in staffing, supplies, and facility expenses as well as expenses associated with the Company's sponsored research agreement with M.I.T.

     General and administrative expenses for the three months ended September 30, 1998 increased to $2.7 million from $820,000 for the same period in 1997. This increase was attributable primarily to increased litigation expenses.

     Net Interest Income

     Net interest income for the three months ended September 30, 1998 decreased to $471,000 from $497,000 for the same period in 1997. This decrease related primarily to the decrease in the Company's cash reserves.

     Equity in Other Ventures

     Equity in other ventures reflects losses and gains associated with the Company's two investments. For the three months ended September
     30, 1998 and 1997, the Company recognized a gain and a loss of $2,361 and $15,973, respectively, related to its investment in Laurel
     Partners Limited Partnership. For the three months ended September 30, 1998 and 1997, the Company recognized $250,472 and $364,833, respectively, in losses generated by Axiom. The Company's investment in Axiom is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses prior to a recent investment made by JAFCO in Axiom. Following the JAFCO investment the Company began recognizing 50% of the net losses generated by Axiom, which is the extent to which the Company is deemed to be funding such losses.

     Net Loss

     The net loss for the three months ended September 30, 1998 increased to $3.7 million from $1.2 million for the same period in 1997. This increase can be attributed to an increase in the Company's expenses, which was partially offset by an increase in revenues and net interest income as described above.

     Liquidity and Capital Resources

     At September 30, 1998, the Company held cash and cash equivalents of $34.6 million. The Company's working capital at September 30, 1998 was $32.4 million.

     For the nine-month period ended September 30, 1998, the Company invested approximately $2.4 million in property and equipment and refinanced approximately $1.3 million of equipment through a sale leaseback arrangement with GE Capital Corporation. The Company expects to finance future capital expenditures using its existing lease line of credit with GE Capital Corporation or other similar arrangements.

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

     The Company is in the process of contacting all significant suppliers and financial institutions in order to identify potential areas of concern. It is anticipated that this inquiry will be complete by the second quarter of 1999.

     Improper or inadequate remediation of Year 2000 problems by parties with whom the Company does business could adversely affect the Company's ability to conduct its research activities. In addition, administrative functions essential to day to day operations of the business could be impaired if Year 2000 remediation is not completed in a timely manner. Due to uncertainty of the Year 2000 readiness of parties with whom the Company does business, the Company is unable to determine at this time whether the consequnces of Year 2000 failures will have material adverse impact on the Company's results of operations, liquidity or financial condition.

     Based on the responses of our significant suppliers and financial institutions, the Company intends to develop a contingency plan to identify and document potential business disruptions and continuity planning procedures. The focus of this activity is on potential failures of external systems required to carry out normal business operations, including services provided by the public infrastructure such as electric power and telecommunications. The Company expects this activity to be an ongoing process well into the third quarter of 1999.

     The above comments on the Year 2000 issue contain forward-looking statements relating to the Company's plans, strategies, expectations, intentions, and resources that should be read in conjunction with the Company's disclosures on Forward-Looking Statements.

     New Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 revises disclosures about pension and other postretirement benefit plans. Management of the Company does not believe that the implementation of SFAS No. 132 will have a significant impact on previously reported information regarding its employee retirement plans.

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

               On August 20, 1998, the court denied three motions filed by the Company against SIBIA seeking summary judgment that the patent is invalid and that the Company does not infringe the patent. The court ruled that the Company's motions involve questions of fact which must be decided by a jury.

               Trial of the action commenced on November 3, 1998.

               On October 9, 1998, the Company filed with the U.S. Patent and Trademark Office a Request for Reexamination of the patent owned by SIBIA at issue in the lawsuit.

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

Item 2.        Changes in Securities and Use of Proceeds

               The information provided below represents a reasonable estimate of the application through September 30, 1998 of the net proceeds of $19,783,140 which were received from the Company's initial public offering on July 17, 1996:

               Construction of plant, building and facilities        $  684,766
               Purchase and installation of machinery and equipment  $1,428,098
               Research and license payments to others               $  964,930
               Investment in companies complementary to the
                  Company's business                                 $2,000.000
               Working capital used to fund operations               $2,924,746

               Except for payments described in the following sentence, the application of the net offering proceeds listed above represents direct payments to others. No payments were made to directors or officers or to their associates except for payments made in the ordinary course of business which include, but may not be limited to, the payment of officer salaries, fringe benefits, and expense reimbursements or compensation paid to directors for their services provided to the

              Company under consulting arrangements. At September 30, 1998, the Company had $11,780,600 of net offering proceeds that were still not utilized.

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

                                 CADUS PHARMACEUTICAL CORPORATION
                                  (Registrant)

Date: November 13, 1998           By  /s/ James S. Rielly
                                     -----------------------------------------
                                     James S. Rielly
                                     Vice President of Finance, Treasurer
                                       and Secretary
                                     (Authorized Officer and
                                        Chief Accounting Officer)

                                 EXHIBIT INDEX

       The following exhibits are filed as part of this Quarterly
       Report on Form 10-Q:

       Exhibit No.         Description

          10.25 Employment Agreement, dated as of June 30, 1998, between the Company and Charles Woler.

          10.26 Employment Agreement, dated as of September 10, 1998, between the Company and Philip N. Sussman.

             27            Financial Data Schedule