Form 10-K
period 1998-12-31
CADUS PHARMACEUTICAL CORP
filed 1999-03-31
CIK 911148

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended ....................................December 31, 1998.

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                      .
                              ----------------------    ----------------------

Commission File Number   0-28674
                      ----------------------------------------------------------

                        CADUS PHARMACEUTICAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Delaware                                                      13-3660391
-----------------------------------------------------------------        ------------------------------------
   (State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

         777 Old Saw Mill River Road
         Tarrytown, New York                                                       10591-6705
------------------------------------------------------------------                 --------------
         (Address of principal executive offices)                                  (Zip Code)


Company's telephone number, including area code:   (914) 467-6200
                                                --------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 per share
                          -----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes:   X                        No:
                                        -------                         ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by non-affiliates of the Company, computed by reference to the closing price on March 19, 1999 was $5,660,242.

         Number of shares outstanding of each class of Common Stock, as of March 19, 1999: 13,068,940 shares.

Special Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-K, particularly under Items 1 through 8, constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company's lack of developed pharmaceutical products and uncertainties regarding its ability to develop safe and efficacious pharmaceutical products, technological uncertainties regarding the Company's technologies including risks and uncertainties relating to the Company's development and commercial testing of alternative readout methodologies to replace that found to infringe a patent of SIBIA Neurosciences, Inc. ("SIBIA"), uncertainties regarding the Company's future acquisition and licensing of technologies, the Company's relationship with its collaborative partners and uncertainties regarding its ability to enter into future collaborative agreements, the Company's capital needs and uncertainty of future funding, risks and uncertainties relating to the Company's ongoing litigation with SIBIA, including uncertainties relating to the outcome of appeals and the re-examination of SIBIA's patent at issue in the litigation, the Company's history of operating losses, the Company's dependence on proprietary technology and the unpredictability of patent protection, intense competition in the pharmaceutical and biotechnology industries, rapid technological development that may result in the Company's technologies and future products becoming obsolete, uncertainties regarding the Company's ability to attract and retain key officers, employees and consultants, as well as other risks and uncertainties discussed in the Company's prospectus dated July 17, 1996.


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

         Cell surface receptors are an important class of proteins involved in cellular functioning because they are the primary mediators of cell to cell communication. Their location on the cell surface also makes them the most accessible targets for drug discovery. Cellular communication occurs when one cell releases a chemical messenger, called a "ligand," which communicates with another cell by binding to and activating the receptor on the exterior of the second cell. Typically, a ligand binds only with one specific receptor or families of related receptors. This binding event activates the receptor triggering the transmission of a message through a cascade of signaling molecules from the exterior to the interior of the cell. This process is called signal transduction. When the signal is transmitted into the interior of the cell, it may, among other things, activate or suppress specific genes that switch on or switch off specific biological functions of the cell. The biological response of the cell, such as the secretion of a protein, depends primarily on the specific ligand and receptor involved in the communication.

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

         Human cells carry many different types of receptors. Receptors are classified into groups based upon similarities in their chemistry and structure. Some of the major receptor groups involved in signal transduction are: G Protein-coupled receptors, tyrosine kinase receptors and multisubunit immune recognition receptors. G Protein-coupled receptors, which are located on the surface of the cell, constitute the largest group of receptors. In humans, G Protein-coupled receptors are involved in many of the body's most basic functions, including heartbeat, sight, sense of smell, cognition and behavior and also mediate most of the body's basic responses such as secretion from glands, contractility of blood vessels, movement of cells, growth and cell death. Tyrosine kinase coupled receptors are involved in cell growth and differentiation. Multisubunit immune recognition receptors activate the body's immune defense system.

         There are approximately 2,000 G Protein-coupled receptors estimated to be in the human genome, half of which are believed to be involved in taste, smell and sight. The importance of G Protein-coupled receptors is demonstrated by the fact that more than 60% of all currently available prescription drugs work by interacting with known G Protein-coupled receptors. These drugs include the anti-ulcer agents Zantac and Tagamet, the anti-depressants Prozac and Zoloft, and the anti-histamine Claritin. Many of these drugs were developed through the application of time consuming and expensive trial and error methods without an understanding of the chemistry and structure of the G Protein-coupled receptors with which they interact. More efficient drug discovery methods are available once the gene sequence, biological function and role in disease processes of a G Protein-coupled receptor have been determined.

         The sequences and functions of approximately 200 human G Protein-coupled receptors have been identified. This knowledge has also been used to help identify the sequence of at least 100 more orphan G Protein-coupled receptors. The Company believes that the identification of the gene sequences and functions of the remaining G Protein-coupled receptors (other than those involved in taste, smell or sight) will yield a substantial number of potential drug discovery targets. Scientists working on the Human Genome Project have sequenced portions of thousands of genes and have published such sequences or placed them in public databases. Although the Human Genome Project has produced and made publicly available an ever increasing volume of raw DNA sequences (including sequence fragments that may represent portions of human G Protein-coupled receptors), such data cannot be used in drug discovery until (i) a DNA sequence is recognized to comprise a portion of a G Protein-coupled receptor (ii) the full DNA sequence of the G Protein-coupled receptor is identified, (iii) the function of the G Protein-coupled receptor is elucidated, and (iv) agonists and/or antagonists for the G Protein-coupled receptor are identified.

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

Cadus's Drug Discovery and Development Strategy

         The Company's goal is to discover and develop novel small molecule drugs targeted to receptors and signaling molecules. The following are the key elements of the Company's strategy:

         o        Identify and Isolate Human Orphan G Protein-Coupled Receptors.
                  The Company uses its bioinformatics and cloning capabilities to identify and isolate human orphan G Protein-coupled receptors.

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

         The Company has developed a biological database that catalogues the Company's collection of proprietary cells, cell lines, yeast strains and genetic engineering tools. This database currently has approximately 25,000 entries, that include the phenotype and the genotype of the cell or yeast strain and its storage site. The Company's scientists select from this database strains or cells for their research that, based on their prior experience, will most readily incorporate a particular receptor, enabling the Company's scientists to more rapidly construct assays and hybrid yeast cell strains. The Company's biological database grows by approximately 1,000 new entries per quarter. The Company believes that its collection of cells, cell lines, yeast strains and genetic engineering tools in its biological database is unique.

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

         Readout Methods

         Until December 18, 1998, when the jury issued a verdict in favor of SIBIA in its patent infringement litigation against the Company, the Company used a readout method that utilized an added reporter gene to enable detection of the results from screening compounds against its hybrid yeast cells. After December 18, 1998, the Company began implementing alternative readout methods to replace the readout method found to infringe SIBIA's patent. Until these alternative readout methods are further developed and commercially tested, certain aspects of the drug discovery efforts of the Company and its collaborative partners will be delayed. If there are delays in further developing and commercially testing these alternative readout methods, the Company's relationships with its collaborative partners could be materially adversely affected.

         Signal Transduction Technologies

         The Company has developed signal transduction technologies, based on genetically engineered human cells, to complement its yeast-based technologies. The Company can use these signal transduction technologies to dissect human cell signaling pathways from the receptor to the interior of the cell. As a result, the Company can confirm the effectiveness of compounds identified through the use of hybrid yeast cells and ligands identified by the SSCL(TM) technology and determine where and how compounds and ligands modulate the signaling pathway.

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

         On July 25, 1998, the Company entered into a collaboration agreement with Genome Therapeutics Corporation, which has bioinformatics technologies and know-how that it uses to identify and sequence orphan G Protein-coupled receptors. The objective of the collaboration is to identify and isolate a large number of full length human orphan G Protein-coupled receptors and other biological targets and to enter into collaboration agreements, for the benefit of both the Company and Genome Therapeutics Corporation, with third party pharmaceutical companies to discover, develop and commercialize products that act on such orphan G Protein-coupled receptors and other biological targets. The collaboration agreement has term of ten (10) years, but either party may terminate it at any time on or after July 25, 1999 upon ninety (90) days prior written notice to the other party. Each of the Company and Genome Therapeutics Corporation bears its own expenses of engaging in the collaboration and shares in the research funding, equity investments, license fees, milestone payments and royalties that may be received from third party pharmaceutical companies that enter into collaboration agreements with the Company and/or Genome Therapeutics Corporation with respect to the G Protein-coupled receptors and other biological targets identified and isolated pursuant to the collaboration between the Company and Genome Therapeutics Corporation.

         Primary and Secondary Screening Capabilities

         High throughput screening, or primary screening, is the practice of rapidly testing thousands of compounds against a target assay by using computer-based technologies, including robotics. The Company currently conducts high throughput screening in-house and uses a laboratory information management system to handle the vast quantity of data generated.

         In May 1998, the Company licensed from Axiom Biotechnologies Inc. ("Axiom") a High Throughput Pharmacology System ("HT-PS(TM)") produced by Axiom. The HT-PS(TM) measures the immediate physiological responses to chemical compounds of natural or genetically engineered human cells and performs both selectivity profiles and dose-response curves. By automating the slow, labor-intensive and costly process of assessing the pharmacological properties of potential therapeutic compounds identified through primary screening, the HT-PS(TM) enables scientists at the Company to accelerate the secondary screening process and thus the identification of lead compounds.

Combinatorial and Medicinal Chemistry Capabilities

         As the Company's drug discovery strategy includes the screening of compound libraries, access to libraries of compounds is an important aspect of the Company's drug discovery efforts. The Company develops its own in-house libraries of compounds by purchasing commercially available compounds and through automated compound synthesis.

         The Company creates small molecule chemical libraries targeted specifically at G Protein-coupled receptors. The Company believes that its collection and knowledge of G Protein-coupled receptors enables it to synthesize libraries of compounds that have a greater likelihood of interacting with G Protein-coupled receptors. The Company has created these targeted libraries and has used them to identify small molecule agonists and antagonists to selected G Protein-coupled receptors, including orphan receptors.

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

LivingChip(TM) Project

         In January 1998 and January 1999, the Company entered into sponsored research agreements with Massachusetts Institute of Technology ("M.I.T.") pursuant to which M.I.T. will use its expertise in micro-robotics to co-develop the LivingChip(TM), a novel drug discovery screening tool that would miniaturize and automate the Company's proprietary hybrid yeast cell technology. If developed, the LivingChip(TM) could ultimately accommodate as many as 100,000 yeast-based drug discovery assays on a single CD-sized synthetic disc and could permit the testing of thousands of compounds on multiple assays at the individual scientist's lab bench. The Company provided M.I.T. with full research funding for 1998 and partial funding for 1999 and has the option to extend the arrangement through the remainder of 1999. In January 1998, the Company also entered into a license agreement with M.I.T. pursuant to which the Company obtained exclusive worldwide rights, for use in pharmaceutical, diagnostic, animal health and agricultural businesses, to the technology developed under the sponsored research arrangement. In order to maintain its exclusive license, the Company must provide M.I.T. with a minimum specified level of research funding for 1998 and 1999 and make a minimum level of expenditures thereafter to commercialize the technology until the technology is commercialized. The Company is required to pay M.I.T. an annual license fee, royalties on the sale or lease of LivingChip(TM) systems, royalties on the sale by the Company of therapeutics and diagnostics developed using the LivingChip(TM) and royalties on services rendered by the Company based on the LivingChip(TM). In lieu of royalty payments on sales by sublicensees of drugs initially identified by sublicensees through the use of licensed technology, the Company pays an annual fee for each sublicense in effect, provided that a license to other technology owned or licensed by the Company was granted to the sublicensee at the same time.

Cadus's Proprietary Drug Discovery Program

         The Company is conducting proprietary drug discovery programs to identify novel targets and lead compounds. The Company currently directs these efforts exclusively to G Protein-coupled receptors as potential targets for a variety of therapeutic areas. These therapeutic areas include asthma, glaucoma, cardiac disease, renal failure, gastrointestinal inflammation and cancer. There can be no assurance that the Company's drug discovery efforts will lead to the discovery of lead compounds in these therapeutic areas.

         Asthma. Approximately 14 million people each year suffer from asthma in the United States. Asthma results from a complex series of physiological events involving a variety of signaling molecules, including some that are ligands for G Protein-coupled receptors.

         The Company's Asthma Program focuses on subtype-specific antagonists of adenosine receptors. A considerable body of literature demonstrates that adenosine is a key physiological mediator of both airway constriction and mast cell degranulation. These physiological responses are believed to be mediated by two of the four known subtypes of G Protein-coupled adenosine receptors, specifically A1 and A2b. In fact, it is very likely that theophylline, a standard treatment for asthma, acts in part by blocking these receptors. The Company's scientists are developing as potential asthma therapeutics both selective A1 receptor antagonists to block broncho-constriction, and selective A2b receptor antagonists to block the inflammatory component of the disease mediated by mast cells.

         To identify such selective antagonists, the Company's scientists use yeast-based functional assays for the A1, A2a and A2b subtypes of adenosine receptors (an A3 assay is under development), as well as mammalian cell-based functional assays. Binding assays based on receptor expression in yeast and mammalian cells are also used. Coupled with a chemistry program focused on generation of selected small molecule agonists and antagonists for adenosine receptors, these assays enable the Company to rapidly identify compounds that are potent and subtype specific.

         The Company's scientists have identified a potent and selective antagonist for the A1 receptor. This proprietary non-nucleoside compound has advanced through initial efficacy testing in animal models. Adenosine A2b-selective antagonists as well as antagonists with dual selectively for adenosine A1 and A2b receptors have been identified. The Company's scientists have also identified subtype-specific antagonists of A2a and A3 as well as non-nucleoside based agonists for the adenosine A2a receptor subtypes that may have application to therapeutic indications other than asthma.

         SCLC. Approximately 20% of all lung cancer is small-cell lung carcinoma ("SCLC"), and approximately 35,000 people each year are diagnosed with this disease in the United States. The disease is characterized by rapid tumor growth and metastasis, and the mean survival of untreated patients is only two to three months. SCLC generally cannot be surgically removed and chemotherapy has not been effective. When stimulated, certain G Protein-coupled receptors cause SCLC growth. Based on this knowledge, the Company has used its signal transduction technologies and identified small molecules that selectively cause the death of SCLC cells in vitro. The Company has used its hybrid yeast cells and other technologies to identify small molecules that may mimic the action of SCLC death-promoting peptides in cells. The Company entered such small molecules into initial animal studies during 1998 but the studies were inconclusive. Accordingly, the Company plans to cease its SCLC Program.

Collaborative Arrangements

         As a key part of its business strategy, the Company pursues collaborations with pharmaceutical companies to combine the Company's drug discovery capabilities with the collaborators' research, drug development, manufacturing, marketing and financial resources. The Company has existing collaborative arrangements with three pharmaceutical companies and is currently in discussions with several other pharmaceutical companies regarding potential collaborations. The Company structures its collaborations around specific targets, such as receptors, rather than in specific therapeutic areas. This approach enables the Company to broadly exploit its drug discovery technologies, while retaining maximum flexibility in pursuing additional collaborations. In addition, the Company has structured its collaborations so that while each collaborator has exclusive rights to particular molecular targets, the reagents, yeast strains and cell lines (without the molecular target) created as part of a collaboration are available to the Company and its other collaborators. This structure enables the Company to grant exclusivity to particular targets while retaining rights to improvements to its core technologies for use in its internal programs and collaborations with others. There can be no assurance, however, that the current collaborations will result in the development of drugs, any new collaboration will be established or, if a collaboration is established, it will be on terms favorable to the Company. Failure either to maintain its existing, or enter into any new, collaborations could limit the scope of the Company's drug discovery and development activities, particularly if alternative sources of funding are unavailable. Such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

         On January 29, 1999, SIBIA obtained an injunction that precludes the Company from using the readout method covered by a patent owned by SIBIA. See "Legal Proceedings." The injunction does not bar the Company from providing certain specified screening assays that utilize a readout method covered by the SIBIA patent to Bristol-Myers Squibb and SmithKline Beecham, two of the Company's collaborative partners, and does not bar Bristol-Myers Squibb or SmithKline Beecham from using those assays for screening purposes, up to a specified number of compounds and/or natural product samples. The injunction does not affect Solvay Pharmaceuticals since it utilizes screening assays obtained from the Company solely outside the United States. The Company has begun implementing alternative readout methods in its screening assays. Until these alternative readout methods are further developed and commercially tested, certain aspects of the drug discovery efforts of the Company and its collaborative partners will be delayed. If there are delays in further developing and commercially testing these alternative readout methods, the Company's relationship with its collaborative partners could be materially adversely affected.

         The Company's existing collaborations are as follows:

         The Bristol-Myers Squibb Collaboration

         In July 1994, the Company and Bristol-Myers Squibb entered into a three-year drug discovery collaboration. In January 1997, Bristol-Myers Squibb exercised its option to extend the research collaboration until July 1999. In March 1999, the Company and Bristol-Myers Squibb amended their collaboration arrangement to specify the amount of research funding to be provided by Bristol-Myers Squibb for the period January 1, 1999 through the expiration of the research collaboration in July 1999 and to relieve the Company of allocating a specific number of scientists to the research collaboration. Since the research collaboration will expire in July 1999, the Company intends to significantly reduce the number of scientists that it allocates to the research collaboration for the remainder of its term. The research collaboration focused on certain G Protein-coupled receptors whose functions are known, certain orphan receptors and certain other molecular targets as targets for drug discovery in a variety of therapeutic areas.

         From July 1994 through December 31, 1998, Bristol-Myers Squibb paid the Company approximately $17.9 million in research funding. For the period January 1, 1999 through the expiration of the research program in July 1999, Bristol-Myers Squibb Company is obligated to pay the Company approximately $1.3 million in research funding. Bristol-Myers Squibb is required to make payments to the Company upon the achievement by Bristol-Myers Squibb of certain pre-clinical and drug development milestones and to pay the Company royalties on the sale of any drugs developed as a result of the research program or through the use of the Company's drug discovery technologies. There can be no assurance that the collaboration will result in the development of any drugs.

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

         During the term of the research program, which expires in December 2000, Solvay Pharmaceuticals is required to provide the Company with research funding of up to $2.5 million each year, adjusted for inflation. From November 1995 through February 28, 1999, Solvay Pharmaceuticals paid the Company approximately $8.8 million in research funding. Solvay Pharmaceuticals is required to make payments to the Company upon the achievement by Solvay Pharmaceuticals of certain drug development milestones and to pay the Company royalties on the sale of drugs developed through the use of the Company's drug discovery technologies. There can be no assurance that the collaboration will result in the development of any drugs.

         The term of the research program may be extended by Solvay Pharmaceuticals for between two and five years by notice to the Company given at least two years (and in some circumstances at least 18 months) prior to January 2001. Solvay Pharmaceuticals has the right under certain circumstances to terminate the program after July 2000, if the Company fails to meet certain minimum performance objectives in connection with the conduct of the research program. In the event of such termination, Solvay Pharmaceuticals has no further obligation to provide the Company with funding for the research program. There can be no assurance that the Company will be able to meet the minimum performance objectives or that the collaboration with Solvay Pharmaceuticals will be extended.

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

         During the term of the research collaboration, SmithKline Beecham is required to provide the Company with research funding of $3.0 million each year, adjusted for inflation, and certain other payments. From February 1997 through February 1999, SmithKline Beecham paid the Company approximately $6.5 million in research funding and a one-time $2.0 million technology development fee. SmithKline Beecham is also required to make payments to the Company upon the achievement of certain research milestones and upon the achievement by SmithKline Beecham of certain drug development milestones. In January 1999, the Company achieved its first research milestone in the collaboration and received a $1.0 million payment for such milestone. SmithKline Beecham is also required to pay the Company royalties on the sale of drugs developed through the use of the Company's drug discovery technologies. The Company has co-promotion rights in North America for certain products that may result from the collaboration and rights to certain potential products that SmithKline Beecham may choose not to develop. There can be no assurance that the collaboration will result in the development of any drugs.

         SmithKline Beecham has the right to extend the term of the research collaboration for between two and five years by notice to the Company given prior to February 25, 2001. SmithKline Beecham has the right to terminate the research collaboration (i) after August 25, 1999 if the Company fails to meet certain scientific objectives in connection with the conduct of the research collaboration or (ii) if the Company fails to perform its obligations in the conduct of the research collaboration in any material respect and does not cure such failure within a period of 60 days after receiving notice thereof. In the event of such termination, SmithKline Beecham has no further obligation to provide the Company with funding for the research collaboration. There can be no assurance that the Company will be able to timely meet such scientific objectives or that the collaboration with SmithKline Beecham will be extended.

         In February 1997, the Company and SmithKline Beecham Corporation entered into a stock purchase agreement pursuant to which the Company has the option to sell to SmithKline Beecham Corporation (i) shares of the Company's common stock having a then fair market value of $5.0 million during a 90-day period commencing on February 25, 1998 and (ii) shares of the Company's Common Stock having a then fair market value of $5.0 million, during a 90-day period commencing on the date certain scientific objectives are achieved (subject to the Company achieving such objectives prior to August 25, 1999 and meeting certain financial requirements). In May 1998, the Company exercised its first option and sold 660,962 shares of its common stock to SmithKline Beecham p.l.c. and SmithKline Beecham Corporation for approximately $7.56 per share or an aggregate consideration of $5.0 million. In addition, SmithKline Beecham Corporation has the right, at its option, to purchase up to $5.0 million worth of shares of the Company's Common Stock at 150% of then fair market value in lieu of making certain research milestone payments. The Company granted SmithKline Beecham Corporation certain registration rights with respect to shares of the Company's Common Stock which SmithKline Beecham Corporation may purchase pursuant to the stock purchase agreement.

Patents, Proprietary Technology and Trade Secrets

         The Company believes that patents and other proprietary rights are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. As of March 19, 1999, the Company was the assignee of two issued U.S. patents covering aspects of its yeast technology and was the exclusive worldwide licensee of six issued U.S. patents for use in drug discovery and the non-exclusive licensee of four other issued U.S. Patents. In addition, as of such date, the Company had filed or held licenses to 77 other U.S. patent applications, as well as related foreign patent applications.

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

         The Company has obtained from Duke University an exclusive worldwide license to two issued U.S. patents and U.S. and international patent applications covering hybrid yeast cell technologies. These patents and patent applications are directed to hybrid yeast cells engineered to express human G Protein-coupled receptors and to methods of their use. In consideration for such license, the Company pays a minimum annual royalty and is required to make payments upon the achievement by the Company of certain drug development milestones and to pay royalties (net of minimum royalties) on the sale of drugs by the Company which were initially identified by the Company through the use of the licensed technology. In lieu of milestones and royalty payments on sales of drugs by sublicensees initially identified by sublicensees through the use of the licensed technology, the Company pays an annual fee (net of the minimum annual royalty) for each sublicense granted by it to such technology.

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

         The Company has obtained from M.I.T. an exclusive worldwide license, for use in pharmaceutical, diagnostic, animal health and agricultural businesses, to the technology being developed by M.I.T. with respect to the LivingChip(TM) under its sponsored research arrangement with the Company. In order to maintain its exclusive license, the Company must provide M.I.T. with a minimum specified level of research funding for 1999 and make a minimum level of expenditures thereafter to commercialize the technology until the technology is commercialized. In consideration for such license, the Company is required to pay M.I.T. an annual license fee, royalties on the sale or lease of LivingChip(TM) systems, royalties on the sale by the Company of therapeutics and diagnostics developed using the LivingChip(TM), and royalties on services rendered by the Company based on the LivingChip(TM). In lieu of royalty payments on sales by sublicensees of drugs initially identified by sublicensees through the use of the licensed technology, the Company pays an annual fee for each sublicense in effect, provided that a license to other technology owned or licensed by the Company was granted to the sublicensee at the same time.

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

         In July 1996, SIBIA commenced a patent infringement action against the Company alleging infringement by the Company of a patent covering the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999, the United States District Court granted SIBIA's request for injunctive relief that precludes the Company from using the method claimed in SIBIA's patent. The injunction does not bar the Company from engaging in development of screening assays. The injunction also does not bar the Company from providing certain specified screening assays to Bristol-Myers Squibb or SmithKline Beecham which utilize a readout covered by the SIBIA patent, and does not bar Bristol-Myers Squibb or SmithKline Beecham from using those assays for screening purposes, up to a specified maximum number of compounds and/or natural product samples. Additionally, the injunction does not bar any action which is wholly outside the United States by Solvay

Pharmceuticals or any other entity. On February 26, 1999, the United States District Court denied the Company's motions to set aside the jury verdict, to grant a new trial and to reduce or set aside the $18.0 million damage award by the jury. The Company has appealed the judgment. The appeal will be heard by the Court of Appeals for the Federal Circuit in Washington, D.C. In order to stay execution pending appeal of the $18.0 million judgment obtained by SIBIA, in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgment in the event the Company were to lose the appeal. Such $18.5 million was classified, as of December 31, 1998, as "long-term restricted cash" and the Company's "cash and cash equivalents" was reduced by $18.5 million. The Company has begun implementing alternative readout methods in its screening assays. Until these alternative readout methods are further developed and commercially tested, certain aspects of the drug discovery efforts of the Company and its collaborative partners will be delayed. If there are delays in further developing and commercially testing these alternative readout methods, the Company's relationship with its collaborative partners could be materially adversely affected. If the Company is not successful in materially reducing or setting aside the $18.0 million damage award on appeal, the business, financial condition and results of operations of the Company will be materially adversely affected. The costs of and the diversion of Company resources associated with this litigation have had a material adverse effect on the business, financial condition and results of operations of the Company.

         In January 1999, the U.S. Patent and Trademark Office granted the Company's request to re-examine the patent issued to SIBIA that was the subject of the litigation. The re-examination by the Patent Office is independent of the litigation and a final decision by the Patent Office that SIBIA's patent is invalid would take precedence over the jury verdict. There can be no assurance that the Patent Office will find SIBIA's patent to be invalid.

Competition

         The biotechnology and pharmaceutical industries are intensely competitive. Many companies, including large, multinational biotechnology and pharmaceutical companies, are actively engaged in drug discovery similar to that of the Company. The Company's technology platform consists principally of genetically engineered yeast cells and certain signal transduction technologies, which it utilizes to determine the biological function of orphan receptors and signaling molecules. The Company is aware of other companies, such as American Home Products Corporation and Glaxo Wellcome, Plc, that may use yeast as a drug discovery medium, other companies, such as Merck & Co., Inc., that may be engaged in efforts to determine the biological function of orphan receptors, and other companies such as Novartis A.G. and Pfizer Inc. that may be engaged in research and development efforts relating to signal transduction. In addition, many smaller companies are pursuing these areas of research. The Company is aware of other companies that are seeking to identify large numbers of human orphan G Protein-coupled receptors, the focus of the Company's collaboration with Genome Therapeutics Corporation. The Company is also aware of other companies that are inserting human orphan G Protein-coupled receptors into yeast and other cells and using these hybrid cells for drug discovery purposes. Certain other companies are seeking to determine the functions of human orphan G Protein-coupled receptors by identifying agonists to these receptors, as the Company does, and by other research methods. All of the above companies are significant competitors of the Company. Furthermore, many companies have potential drugs in various stages of development to treat asthma, a disease targeted by the Company in its proprietary research programs. Many of the Company's competitors have greater financial and human resources, and more experience in research and development, preclinical and clinical testing, obtaining regulatory approvals, manufacturing and marketing than the Company. There can be no assurance that competitors of the Company will not develop competing drug discovery technologies or drugs that are more effective than those developed by the Company and its collaborative partners or obtain regulatory approvals of their drugs more rapidly than the Company and its collaborative partners, thereby rendering the Company's and its collaborative partners' drug discovery technologies and/or drugs obsolete or noncompetitive. Moreover, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's or its collaborative partners' ability to use the Company's drug discovery technologies or commercialize drugs, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that some of the Company's collaborative partners will not develop independently or with third parties drugs that could compete with drugs of the types covered by the collaboration or otherwise being developed by the Company.

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

Manufacturing and Clinical Development

         The Company has no manufacturing or clinical development facilities and intends to rely on its collaborative partners, contract manufacturers and contract research organizations to produce the materials required for and to conduct preclinical and clinical development. If the Company were unable to contract for these services on acceptable terms, or if it should encounter delays or difficulties in its relationships with such providers, the Company's product development would be delayed, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company is highly dependant on Dr. James Broach, a scientific founder and director of the Company who is also a consultant and Director of Research of the Company. The consulting agreement with Dr. Broach contains an exclusivity provision that restricts him from providing services to a competitor of the Company without the Company's consent.

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

         John C. Cambier, Ph.D., inventor of certain of the Company's signal transduction technologies, has been a consultant to the Company since November 1994. He is Chief of the Division of Basic Sciences in the Department of Pediatrics at the National Jewish Center for Immunology and Respiratory Medicine. Dr. Cambier is also Professor of Immunology at the University of Colorado Health Sciences Center. He is internationally known for his work on transmembrane signal transduction, especially antigen and immunoglobulin Fc receptors. Dr. Cambier conducted his postdoctoral training at the University of Texas Southwestern Medical School, completed his Ph.D. in Immunology and Virology at the University of Iowa, and received his B.S. from Southwest Missouri State University.

         Gary L. Johnson, Ph.D., inventor of certain of the Company's signal transduction technologies, has been a consultant to the Company since November 1994. He is Director of the Program in Molecular Signal Transduction at the National Jewish Center for Immunology and

Respiratory Medicine. He is also Professor of Pharmacology at the University of Colorado School of Medicine and a Senior Member of its Cancer Center where he serves on the executive board. Dr. Johnson's research focuses on receptor activation of G Proteins and the integration of signal transduction pathways regulated by G Proteins and tyrosine kinases. He received his Ph.D. in Pharmacology from the University of Colorado and his B.S. from California State University.

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

Employees

         As of March 19, 1999, the Company had 108 full-time employees, 40 of whom hold Ph.D. degrees. Of the Company's full-time employees, 85 are engaged directly in scientific research and 23 are engaged in general and administrative functions. The Company's scientific staff members have diversified experience and expertise in a wide variety of disciplines, including molecular and cell biology, biochemistry, molecular pharmacology and chemistry.

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

Item 2.  Properties.

         The Company currently leases approximately 45,569 square feet of laboratory and office space at 777 Old Saw Mill River Road in Tarrytown, New York, under an agreement expiring on December 31, 2002. The Company has the option to renew such lease for a five-year period commencing January 1, 2003.

Item 3.  Legal Proceedings.

         The Company is not a party to any material legal proceedings other than SIBIA Neurosciences, Inc. v. Cadus Pharmaceutical Corporation. SIBIA commenced an action on July 9, 1996 in the United States District Court for the Southern District of California alleging infringement by the Company of a patent covering the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays, and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999, the United States District Court granted SIBIA's request for injunctive relief that precludes the Company from using the method claimed in SIBIA's patent. The injunction does not bar the Company from engaging in development of screening assays. The injunction also does not bar the Company from providing certain specified screening assays to Bristol-Myers Squibb or SmithKline Beecham which utilize a readout covered by the SIBIA patent, and does not bar Bristol-Myers Squibb or SmithKline Beecham from using those assays for screening purposes, up to a specified maximum number of compounds and/or natural product samples. Additionally, the injunction does not bar any action which is wholly outside the United States by Solvay Pharmceuticals or any other entity. On February 26, 1999, the United States District Court denied the Company's motions to set aside the jury verdict, to grant a new trial and to reduce or set aside the $18.0 million damage award by the jury. The Company has appealed the judgment. The appeal will be heard by the Court of

Appeals for the Federal Circuit in Washington, D.C. In order to stay execution pending appeal of the $18.0 million judgment obtained by SIBIA, in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgment in the event the Company were to lose the appeal. Such $18.5 million was classified, as of December 31, 1998, as "restricted cash noncurrent" and the Company's "cash and cash equivalents" was reduced by $18.5 million. The Company has begun implementing alternative readout methods in its screening assays. Until these alternative readout methods are further developed and commercially tested, certain aspects of the drug discovery efforts of the Company and its collaborative partners will be delayed. If there are delays in further developing and commercially testing these alternative readout methods, the Company's relationship with its collaborative partners could be materially adversely affected. If the Company is not successful in materially reducing or setting aside the $18.0 million damage award on appeal, the business, financial condition and results of operations of the Company will be materially adversely affected. The costs of and the diversion of Company resources associated with this litigation have had a material adverse effect on the business, financial condition, results of operations and liquidity of the Company.

         In January 1999, the U.S. Patent and Trademark Office granted the Company's request to reexamine the patent issued to SIBIA that was the subject of the litigation. The re-examination by the Patent Office is independent of the litigation and a final decision by the Patent Office that SIBIA's patent is invalid would take precedence over the jury verdict. There can be no assurance that the Patent Office will find SIBIA's patent to be invalid.

Item 4.  Submission to a Vote of Security Holders.

         No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

                  The Company's common stock, $.01 par value per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol KDUS. The table below sets forth the high and low sales price per share of the Common Stock for the periods indicated, as reported by the Nasdaq National Market.


       Fiscal Year 1997                                 High           Low

       First quarter ended March 31, 1997             $ 20 7/8        $ 8 1/2

       Second quarter ended June 30, 1997             $ 15            $ 9 3/8

       Third quarter ended September 30, 1997         $ 14 1/2        $ 11

       Fourth quarter ended December 31, 1997         $ 15 7/16       $ 5 3/8


       Fiscal Year 1998                                 High           Low

       First quarter ended March 31, 1998             $ 9             $ 4 11/16

       Second quarter ended June 30, 1998             $ 8 1/4         $ 4 7/16

       Third quarter ended September 30, 1998         $ 6 3/4         $ 2 3/4

       Fourth quarter ended December 31, 1998         $ 3 15/16       $ 1 25/32

                As of March 19, 1999, there were approximately 73 holders of record of the Company's Common Stock.

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

         Recent Sales of Unregistered Securities.

         Within the past three years, the Company has issued and sold the following securities that were not registered under the Securities Act of 1933, as amended (the "Act"), in each case in reliance on an exemption from required registration pursuant to Section 3(b) or 4(2) of the Act:

         (1) From March 19, 1996, to February 14, 1997 (when a registration statement on Form S-8 covering the Company's 1993 Stock Option Plan was filed), options to acquire 43,418 shares of the Company's Common Stock granted pursuant to the Company's 1993 Stock Option Plan were exercised. The exercise price of such options ranged from $1.37 to $3.00.

         (2) From May 10, 1996 to February 14, 1997 (when a registration statement on Form S-8 covering the Company's 1996 Stock Option Plan was filed), the Company granted options to acquire 669,864 shares of the Company's Common Stock to employees, officers and consultants pursuant to the Company's 1996 Incentive Plan. In general such options are exercisable at a price equal to the fair market value of a share of Common Stock on the date of grant, have a ten-year term and vest over four-year periods at various rates.

         (3) In November 1996, the Company granted options to acquire 120,000 shares of the Company's Common Stock to certain directors pursuant to individual stock option agreements. The exercise price of such options is $6.75. Such options have a ten-year term and vest over four years in equal annual installments.

         (4) From March 19, 1996 to February 14, 1997 (when a registration statement on Form S-8 covering the individual stock option agreements granted by the Company was filed), options to acquire 1,500 shares of the Company's Common Stock granted pursuant to individual stock option agreements were exercised. The exercise price of such options was $3.60.

         (5) In May 1998, the Company sold 660,962 shares of its Common Stock to SmithKline Beecham p.l.c. and SmithKline Beecham Corporation for approximately $7.56 per share or an aggregate consideration of $5.0 million.

         Use of Proceeds of Initial Public Offering

         The information provided below represents a reasonable estimate of the application through December 31, 1998 of the net proceeds of $19,783,140 which were received from the Company's initial public offering on July 17, 1996:

         Construction of plant, building and facilities                $829,101
         Purchase and installation of machinery and equipment        $2,326,239
         Research and license payments to others                     $1,433,195
         Investment in companies complementary to the
                  Company's business                                 $2,150,000
         Working capital used to fund operations                     $7,185,178

         Except for payments described in the following sentence, the application of the net offering proceeds listed above represents direct payments to others. No payments were made to directors or officers or to their associates except for payments made in the ordinary course of business which include, but may not be limited to, the payment of officer salaries, fringe benefits, and expense reimbursements or compensation paid to directors for their services provided to the Company under consulting arrangements. At December 31, 1998, the Company had $5,859,427 of net offering proceeds that were still not utilized.

Item 6.  Selected Financial Data.

         The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included elsewhere in this Report.

                                                                                      Year Ended December 31,
                                                 1998               1997               1996              1995             1994
                                                 ----               ----               ----              ----             ----
Statement of Operations Data:                                    (in thousands, except per share data)
Revenues............................            $12,576            $9,013             $6,500            $4,418           $1,355
Operating costs and expenses:
   Research and development.........             15,389            11,561              8,283             5,383            2,246
   General and administrative.......              8,977             4,092              2,315             1,376              937
                                               --------           -------            -------           -------          -------
Total operating costs and
    expenses........................             24,366            15,653             10,598             6,759            3,183
                                               --------            ------            -------           -------          -------
Operating loss......................            (11,790)           (6,640)            (4,098)           (2,341)          (1,828)
Net loss    ........................           $(29,690)(1)       $(5,411)           $(2,441)          $(1,482)(2)      $(1,393)
                                               ========           =======            =======           =======          =======
Net loss per share (3)..............             $(2.32)            $(.44)             $(.39)           $(1.07)
                                               ========           =======            =======           =======
Shares used in calculation of
     net loss per share.............         12,811,525        12,225,463          6,280,917         1,382,139

                                                                                           December 31,
                                                1998               1997               1996              1995              1994
                                                ----               ----               ----              ----              ----
Balance Sheet Data:                                                                      (in thousands)
Cash and cash equivalents..........           $11,262(4)          $36,762            $43,153           $25,683          $14,406
Total assets.......................            36,587              42,241             47,287            30,725           15,740
Short-term debt....................                --                 150                 13             2,397              203
Long-term debt.....................                --                  --                166                29               46
Accumulated deficit................           (13,532)            (13,842)            (8,431)           (5,991)          (4,508)
Stockholders' equity (deficit).....            15,989              40,500             45,181            27,723           14,534

-----------

(1) The net loss of $29,690,000 for the year ended December 31, 1998, includes an $18.5 million reserve for litigation damages with respect to the patent infringement litigation with SIBIA.

(2) The net loss of $1.4 million for the year ended December 31, 1994 includes an extraordinary gain of approximately $159,000 from the early extinguishment of a debt obligation.

(3)      Computed as described in Note 2 of notes to financial statements.

(4) In order to stay execution pending appeal of the $18.0 million judgment obtained by SIBIA, in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgment in the event the Company were to lose the appeal. Such $18.5 million was classified, as of December 31, 1998, as "restricted cash noncurrent" and the Company's "cash and cash equivalents" was reduced by $18.5 million.

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

         The Company has incurred operating losses in each year since its inception, including net losses of approximately $29.7 million during the year ended December 31, 1998. The net loss for the year ended December 31, 1998 includes an $18.5 million reserve for litigation damages with respect to the patent infringement litigation with SIBIA. At December 31, 1998, the Company had an accumulated deficit of approximately $43.5 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. The Company expects to continue to incur substantial operating losses as a result of funding its research and product development.

         On December 18, 1998, after trial, the jury issued a verdict in favor of SIBIA in its patent infringement litigation against the Company and awarded SIBIA $18.0 million in damages. On February 26, 1999, the United States District Court for the Southern District of California denied the Company's motions to set aside the jury verdict to grant a new trial and to reduce or set aside the $18.0 million damage award by the jury. The Company has appealed the judgment. If the Company is not successful in materially reducing or setting aside the $18.0 million damage award on appeal, the business, financial condition, results of operations and liquidity of the Company will be materially adversely affected. In order to stay execution of the $18.0 million judgment pending appeal, in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgment in the event the Company were to lose the appeal. Such $18.5 million was classified, as of December 31, 1998, as "restricted cash noncurrent" and the Company's working capital was reduced by $18.5 million.

         Through December 31, 1998, the Company received research funding from its collaborative partners aggregating $31.7 million, including $10.6 million during 1998. Since the research collaboration with Bristol-Myers Squibb will expire in July 1999 and since the Company will only receive approximately $1.3 million in research funding from Bristol-Myers Squibb for 1999, the Company will receive several million dollars less research funding from its collaborative partners in 1999 than it did in 1998. In addition, if there are delays in further developing and commercially testing these alternative readout methods, the Company's relationships with its collaborative partners could be materially adversely affected. See "Business -- Collaborative Arrangements." Research funding is received quarterly based on predetermined funding requirements and is recognized as revenue when earned as a result of work completed. The Company does not expect to receive royalties for a number of years if at all.

Results of Operations

         Years Ended December 31, 1998 and 1997

         Revenues

         Revenues for 1998 increased to $12.6 million from $9.0 million in 1997. This increase was primarily attributable to a one time $2.0 million technology development fee and an increase in research funding from SmithKline Beecham, one of the Company's collaborative partners. The research collaboration with SmithKline Beecham began in February 1997.

         Operating Expenses

         The Company's research and development expenses for 1998 increased to $15.4 million from $11.6 million in 1997. This increase was attributable to increases in staffing, supplies and facility expenses as well as expenses associated with the Company's sponsored research agreement with M.I.T., which began in January 1998.

         General and administrative expenses for 1998 increased to $9.0 million from $4.1 million in 1997. This increase was attributable primarily to increased litigation expenses.

         Net Interest Income

         Net interest income for 1998 decreased to $1.8 million from $2.1 in 1997. This decrease related primarily to the decrease in the Company's cash reserves.

         Equity in Other Ventures

         Equity in other ventures reflects losses and gains associated with the Company's two equity investments. For the years ended December 31, 1998 and 1997, the Company recognized a gain and a loss of approximately $8,000 and $174,000, respectively, related to its investment in Laurel Partners Limited Partnership. For the years ended December 31, 1998 and 1997, the Company recognized approximately $1.2 million and $658,000, respectively, in losses generated by Axiom. The Company's investments in Axiom are accounted for under the equity method with the Company recognizing 100% of Axiom's net losses prior to the investment made by JAFCO Co. Ltd. ("JAFCO") in Axiom in June 1998. Following the JAFCO investment, the Company began recognizing 50% of the net losses generated by Axiom which is the extent to which the Company is deemed to be funding such losses.

         Reserve for Litigation Damages

         The Company recorded a reserve for litigation damages of $18.5 million with respect to the patent infringement litigation with SIBIA for the year ended December 31, 1998.

         Net Loss

         The net loss for 1998 increased to $29.7 million from $5.4 million in 1997. The increase can be attributed primarily to the establishment of the $18.5 million reserve for litigation damages with respect to the patent infringement litigation with SIBIA as well as an increase in the operating expenses of the Company as described above, which was partially offset by increases in revenues.

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

         Equity in Other Ventures

         Equity in other ventures reflects losses associated with the Company's two investments. For the year ended December 31, 1997, the Company recognized losses of approximately $174,000 related to its investment in Laurel Partners Limited Partnership. For the year ended December 31, 1997, the Company recognized approximately $658,000 in losses generated by Axiom. The Company's investment in Axiom is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses to the extent that the Company's investment was funding those losses.

         Net Loss

         The net loss for 1997 increased to $5.4 million from $2.4 million in 1996. The increase can be attributed to the increase in the operating expenses of the Company as described above, which was partially offset by increases in revenues and interest income.

Liquidity and Capital Resources

         At December 31, 1998, the Company held cash and cash equivalents of $11.3 million. The Company's working capital at December 31, 1998 was $9.5 million. On December 18, 1998, after trial, the jury issued a verdict in favor of SIBIA in its patent infringement litigation against the Company and awarded SIBIA $18.0 million in damages. On February 26, 1999, the United States District Court for the Southern District of California denied the Company's motions to set aside the jury verdict, to grant a new trial and to reduce or set aside the $18.0 million damage award by the jury. The Company has appealed the judgment. In order to stay execution pending appeal of the $18.0 million judgment, in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgment in the event the Company were to lose the appeal. Such $18.5 million was classified, as of December 31, 1998, as "long-term restricted cash" and the Company's working capital was reduced by $18.5 million.

         For the year ended December 31, 1998, the Company invested approximately $3.5 million in property and equipment of which approximately $2.4 million was financed through sale leaseback arrangements with General Electric Capital Corporation ("GECC"). The Company also invested $2.1 million in equity ventures during the year ended December 31, 1998.

         Pursuant to its Master Lease Agreement (the "Master Lease") with GECC, the Company must maintain unrestricted cash, cash equivalents and investment grade securities (the "Cash Equivalents") of at least $10,000,000. In March 1999, the Company ceased to maintain Cash Equivalents of at least $10,000,000. Under the Master Lease, by April 15, 1999, the Company must notify GECC of the amount of the Cash Equivalents of the Company and that the Company is not in compliance with the Master Lease. GECC may then require the Company to deliver to GECC within fifteen (15) days an irrevocable standby letter of credit (the "Letter of Credit") in the amount of the "stipulated loss value" of the equipment covered by the Master Lease (the "Equipment"), which amount is currently $3.1 million, to secure the Company's obligations under the Master Lease. In order to obtain the Letter of Credit, the Company would most likely have to provide to the issuer thereof cash collateral in the amount of the Letter of Credit. If the Letter of Credit is not delivered, the Company will be in default under the Master Lease. If the Company does not cure such default within thirty (30) days after written notice thereof from GECC, GECC may require the Company, at its own cost and expense, to return the Equipment and to pay to GECC the stipulated loss value of the Equipment as liquidated damages and any rentals or other sums then due. GECC is not required to mitigate damages.

         The Company has funded operations through December 31, 1998 with sales of preferred stock and common stock totaling $57.8 million and payments from collaborative partners totaling $33.7 million.

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

         In May 1997, the Company purchased $2.0 million of convertible preferred stock in Axiom, representing approximately 26% of the outstanding shares of Axiom on an as converted basis. In June 1998, the Company purchased an additional $2.0 million of convertible preferred stock in Axiom. This increased the Company's equity interest in Axiom to approximately 30% of Axiom's then outstanding shares on an as converted basis, after taking into account the purchase by JAFCO of shares of convertible preferred stock of Axiom.

         In May 1998, the Company sold 660,962 shares of its Common Stock to the SmithKline Beecham p.l.c. and SmithKline Beecham Corporation for approximately $7.56 per share or an aggregate consideration of $5.0 million.

         In August 1998, the Company guaranteed the payment of a $286,000 loan made to the Director of Research of the Company (who is also a Board member) and secured its guarantee with cash collateral of $286,000. Accordingly, such $286,000 is "restricted cash" and not available to the Company.

         The Company believes that its existing capital resources, together with interest income and future payments due under its research collaborations, will be sufficient to support its current and projected funding requirements through the middle of the first quarter of 2000. The Company will seek to reduce its expenditures in order to preserve its financial resources and extend the period of time that its financial resources will be able to support its operations. This forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including outcome of its appeal of the judgment in the SIBIA patent litigation, the progress of its drug discovery programs, competitive and technological developments, the continuation of its existing collaborative agreements and the establishment of additional collaborative agreements, and the progress of the research efforts of the Company's collaborative partners. The Company expects that it will require significant additional financing in the future, which it may seek to raise through public or private equity offerings, debt financings or additional collaborative partnerships. No assurance can be given that such additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to the Company. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's stockholders.

         At December 31, 1998, the Company had tax net operating loss carryforwards of approximately $21,459,000 million and research and development credit carryforwards of approximately $2,111,000 million which expire in years 2008 through 2018. The Company's ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986.

Year 2000

         The Company is aware of challenges associated with the inability of certain computer systems to properly format information after December 31, 1999 (the "Year 2000 Challenge"). The Company is modifying its computer systems to address the Year 2000 Challenge and does not expect that the cost of modifying such systems will be material to its results of operations. The Company believes it will fully remediate any of its Year 2000 Challenges in advance of the year 2000 and does not anticipate any material disruption in its operations as the result of any failure by the Company to fully remediate such challenges.

         The Company is in the process of contacting all significant suppliers and financial institutions in order to identify potential areas of concern. It is anticipated that this inquiry will be complete by the second quarter of 1999.

         Improper or inadequate remediation of Year 2000 problems by parties with whom the Company does business could adversely affect the Company's ability to conduct its research activities. In addition, administrative functions essential to day to day operations of the business could be impaired if Year 2000 remediation is not completed in a timely manner. Due to uncertainty of the Year 2000 readiness of parties with whom the Company does business, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company's results of operations, liquidity or financial condition.

         Based on the responses of its significant suppliers and financial institutions, the Company intends to develop a contingency plan to identify and document potential business disruptions and continuity planning procedures. The focus of this activity is on potential failures of external systems required to carry out normal business operations, including services provided by the public infrastructure such as electric power and telecommunications. The Company expects this activity to be an ongoing process well into the third quarter of 1999.

         The above comments on the Year 2000 issue contain forward-looking statements relating to the Company's plans, strategies, expectations, intentions, and resources that should be read in conjunction with the Company's disclosures on forward-looking statements.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not believe that the implementation of SFAS 133 will have a material effect on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds with portfolios of investment grade corporate and U.S. government securities and, secondarily, its long-term debt arrangements. The Company does not believe it is materially exposed to changes in interest rates. Under its current policies the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8.  Financial Statements.

         The financial statements and notes thereto may be found following Item 14 of this report. For an index to the financial statements and supplementary data, see Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

         Information with respect to the executive officers, directors, key employees and consultants of the Company as of March 19, 1999 is set forth below:

Name                                               Age      Position
----                                               ---      --------

Charles Woler, M.D., Ph.D.                         49       President, Chief Executive Officer and Director

Philip N. Sussman                                  47       Senior Vice President of Finance and Corporate
                                                            Development and Chief Financial Officer

David R. Webb, Ph.D.                               54       Vice President of Research and Chief Scientific
                                                            Officer

James S. Rielly                                    35       Vice President of Finance, Treasurer and
                                                            Secretary

Arlindo L. Castelhano, Ph.D.                       46       Executive Director of Chemistry

James R. Broach, Ph.D.                             51       Director of Research and Director

Algis Anilionis, Ph.D.                             48       Director of Intellectual Property

O. Prem Das, Ph.D.                                 45       Director of Business Development

Carl C. Icahn                                      63       Director

Theodore Altman                                    57       Director

Harold First (1)(2)                                62       Director

Russell D. Glass                                   36       Director

William Koster, Ph.D.                              54       Director

Peter S. Liebert, M.D.                             63       Director

Robert J. Mitchell(2)                              52       Director

Professor Siegfried G. Schaefer                    50       Director

Nicole Vitullo (1)                                 41       Director

Samuel D. Waksal, Ph.D. (2)                        51       Director

Jack G. Wasserman (1)                              62       Director

----------

(1)  Member of the Compensation Committee.

(2) Member of the Audit Committee.

         Charles Woler, Ph.D., M.D., President and Chief Executive Officer, joined the Company in September 1998. From late 1994 to July 1998, he was General Manager of the Bouchara Group, a French based pharmaceutical company specializing in bronchopulmonary disease and dermatology. From July 1993 to September 1996, he was Vice Chairman of Pierre Fabre Pharma, a $1.0 billion private pharmaceutical company based in France with operations in 26 countries and was directly in charge of international operations. From January 1993 to June 1998, he also served as Associate Professor of Strategy, Management, and Organization at Paris University. From March 1992 to June 1993, Dr. Woler was Chairman of Europe Pharmaceuticals at SmithKline Beecham p.l.c. in London and from 1985 to 1991 he was at Hoffman la Roche-France, serving initially as Director of Pharma Operations and General Manager of the Pharma Division and then as Chairman of Pharma, Diagnostic, Vitamines and Fine Chemicals. From 1980 to 1985, he was Medical and Scientific Director and then Marketing and Sales Director at Riom Laboratories, a division of Akzo Pharma France. From 1976 to 1979 he was Medical Director at Warner Lambert Parke Davis France. Dr. Woler holds a Doctor of Medicine and a Master's degree in Pharmacokinectics and Clinical Pharmacology from Paris University, a Ph.D. in Clinical Pharmacology and Methodology from Lyon University, and an M.B.A. from Paris Trade Chamber/Paris University.

         Philip N. Sussman, Senior Vice President of Finance and Corporate Development and Chief Financial Officer, joined the Company in September 1993 in the capacity of Vice President of Corporate Development. From December 1990 to September 1993, Mr. Sussman was Director of Strategy and Business Development for the Pharmaceuticals Division of Ciba-Geigy Corporation, a public pharmaceutical company. He is a member of the Review Panel for the Innovative Technology Research Grant Program, Center for Biotechnology, New York State Science and Technology Foundation. He is also a member of the New York Venture Capital Forum, Inc. and a director of the M.I.T. Enterprise Forum of New York. He is a member of the Board of Directors of Axiom Biotechnologies, Inc., a private biotechnology company. Mr. Sussman holds an M.S. degree in Biotechnology from Manhattan College and an S.M., with a concentration in Finance, from the Sloan School of Management at the Massachusetts Institute of Technology. He also holds a B.S. in Physics from the State University of New York at Stony Brook.

         David R. Webb, Ph.D., Vice President of Research and Chief Scientific Officer, joined the Company in such capacities in July 1995. From January 1987 to July 1995, Dr. Webb was a Distinguished Scientist at Syntex Inc., a public pharmaceutical company, in the Department of Molecular Immunology. From April 1990 to January 1995, Dr. Webb was also Director of Syntex Inc.'s Institute of Immunology and Biological Sciences. Prior to that Dr. Webb was a member of the Department of Cell Biology at the Roche Institute of Molecular Biology. From January 1989 to 1996, Dr. Webb was a Consulting Professor of Cancer Biology at Stanford University. Dr. Webb is a member of the Board of Directors and of the Scientific Advisory Board of Axiom Biotechnologies, Inc., a private biotechnology company. Dr. Webb holds a Ph.D. in Microbiology from Rutgers University, and an M.A. and a B.A. in Biology from California State University at Fullerton.

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

         Harold First became a director of the Company in April 1995. Mr. First has been since January 1993 an independent financial consultant. From December 1990 through January 1993, Mr. First served as Chief Financial Officer of Icahn Holding Corp., a privately held holding company, and related entities; served as a director of Trump Taj Mahal Holding Corp., a public gaming and casino organization, and a director of Trump Taj Mahal Realty Corp., a privately held real estate company, from October 1991 until September 1996; a member of the Supervisory Board of Directors of Memorex Telex N.V., a public technology company, from February 1992 until February 1997; a director of Tel-Save.Com, a public long-distance telephone service company, since September 1995; a director of Panaco, Ltd., an oil and gas drilling firm, since September 1997 and is a director of Philip Services Corp, a leading integrated provider of industrial and metals service, since November 1998. Mr. First was a director of Trans World Airlines, Inc., a public airline company, from December 1990 through January 1993; a director of ACF Industries, Inc., a privately held railcar leasing and manufacturing company, from February 1991 through December 1992; Vice Chairman of the Board of Directors of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate from March 1991 through December 1992; and a director of both Marvel Entertainment Group, Inc., a public company that publishes comic books and develops, sells and licenses comic book and other characters, and Toy Biz, Inc., a public company that markets and sells toys, from June 1997 through April 1998. He is a certified public accountant and holds a B.S. from Brooklyn College.

         Russell D. Glass became a director of the Company in June 1998. Since April 1998 Mr. Glass has been President and Chief Investment Officer of Icahn Associates Corp., a diversified investment firm. Since August 1998 he has also served as Vice-Chairman and Director of Lowestfare.com, Inc., a leading internet travel reservations company. Previously, Mr. Glass had been a partner in Relational Investors LLC, from 1996 to 1998, and in Premier Partners Inc., from 1988 to 1996, firms engaged in investment research and management. From 1984 to 1986 he served as an investment banker with Kidder, Peabody & Co. Mr. Glass serves as a Director of Automated Travel Systems, Inc., a software development firm; National Energy Group, Inc., an oil & gas exploration and production company; and the A.G. Spanos Corporation, a national real estate developer and owner of the NFL San Diego Chargers Football Club. Mr. Glass earned a B.A. in economics from Princeton University and an M.B.A. from the Stanford University Graduate School of Business.

         William H. Koster, Ph.D., became a director of the Company in April 1998. Dr. Koster has been Senior Vice President, Drug Discovery of Bristol-Myers Squibb Pharmaceutical Research Institute since July 1997. From 1990 until July 1997, he was a Vice President of Bristol-Myers Squibb Pharmaceutical Research Institute. Dr. Koster received a Ph.D. in Organic Chemistry from Tufts University and a B.A. from Colby College.

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

         Robert J. Mitchell became a director of the Company in May 1996. Mr. Mitchell has been Senior Vice President-Finance of ACF Industries Inc. since March 1995 and was Treasurer of ACF Industries Inc. from December 1984 to March 1995. Mr. Mitchell has also served as President and Treasurer of ACF Industries Holdings Corp. since August 1993 and as Vice President, Liaison Officer of Icahn & Co., Inc. since November 1984. From 1987 to January 1993, Mr. Mitchell served as Treasurer of Trans World Airlines, Inc. Mr. Mitchell has been a director of National Energy Group, Inc., a public company involved in the exploration of oil and gas reserves, since August 1996. He received his B.S. degree in Business Administration from St. Francis college.

         Professor Siegfried G. Schaefer became a director of the Company in January 1998. Dr. Schaefer has been head of worldwide research at Solvay Pharmaceuticals since July 1997 and the head of research at a Dutch division of Solvay Pharmaceuticals from May 1996 to July 1997. From September 1992 to July 1997 Dr. Schaefer was a department head for project management at an affiliate of Solvay Pharmaceuticals. Dr. Schaefer has a Ph.D. in Biology from the University of Bochum and a Doctorate in Pharmacology and Toxicology from the University of Munich. Dr. Shaefer is currently a Professor at the University of Hamburg in the Department of Pharmacology and Toxicology.

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

         Samuel D. Waksal, Ph.D., a founder of the Company, has been a director of the Company since its inception and was a Co-Chairman of the Board of Directors from May 1995 to May 1996. Dr. Waksal was Chief Executive Officer of the Company from June 1992 to December 1992 and was its Chairman of the Board of Directors from June 1992 to May 1995. Dr. Waksal has been the Chief Executive Officer and a director of ImClone Systems Incorporated, a public biotechnology company, since 1985 and President since March 1987. From 1982 to 1985, Dr. Waksal was a member of the faculty of the Mt. Sinai School of Medicine as Associate Professor of Pathology and Director of the Division of Immunotherapy within the Department of Pathology. He has served as visiting investigator of the National Cancer Institute, Immunology Branch, Research Associate of the Department of Genetics, Stanford University Medical School, Assistant Professor of Pathology at Tufts University School of Medicine and Senior Scientist for the Tufts Cancer Research Center. Dr. Waksal was a scholar of the Leukemia Society of America from 1979 to 1984. He currently serves as Chairman of the New York Council for the Humanities. Dr. Waksal received his Ph.D. in Immunology from Ohio State University College of Medicine.

         Jack G. Wasserman became a director of the Company in May 1996. For the past five years, Mr. Wasserman has been a senior partner in Wasserman, Schneider, Babb & Reeds, a New York law firm that concentrates its practice in legal matters relating to international trade. Mr. Wasserman is a director of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. Mr. Wasserman is also a director of National Energy Group, Inc., a public company engaged in oil exploration. Mr. Wasserman received a B.A. from Adelphi University, a J.D. from Georgetown University and a Graduate Diploma from the Johns Hopkins University School of Advanced International Studies.

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

         In September 1995, the Board of Directors granted to each director then in office a 30-day option to purchase 8,334 shares of Common Stock at an exercise price of $2.25 per share. In October 1995, each of Harold First, Carl
C. Icahn, Peter S. Liebert, Samuel D. Waksal and two former directors of the Company exercised his option and purchased 8,334 shares of Common Stock at $2.25 per share. In November 1996, the Compensation Committee granted to each of the non-employee directors then in office, other than one former director, an option to purchase 12,000 shares of Common Stock at an exercise price of $6.75 per share. Each stock option is exercisable in four cumulative annual installments of 3,000 shares commencing in November 1997 and expires in November 2006. In October 1997, the Compensation Committee granted to Nicole Vitullo an option to purchase 12,000 shares of Common Stock at an exercise price of $14.00 per share. The stock option is exercisable in four cumulative annual installments of 3,000 shares commencing in December 1997 and expires in October 2007. In December 1997, the Board of Directors granted to each of the three members of the Compensation Committee an option to purchase 2,500 shares of Common Stock at an exercise price of $6.375 per share. Each stock option expires in December 2007 and is currently exercisable. The shares issuable upon the exercise of such options are registered pursuant to a registration statement on Form S-8.

         The non-employee directors receive $1,000 for each meeting of the Board of Directors attended and $500 for each meeting of a committee of the Board of Directors attended.

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Reporting persons are required by SEC regulation to furnish the Company with copies of all such filed reports. To the Company's knowledge, based solely on a review of copies of such filed reports furnished to the Company, all of the Company's directors, officers and greater than ten percent beneficial owners made all required filings during fiscal year 1998 in a timely manner, except that the Form 3 for Mr. Charles Woler was filed five weeks late.

Item 11.  Executive Compensation.

         The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered to the Company in all capacities for the fiscal years ended December 31, 1998, 1997 and 1996, by its current Chief Executive Officer, its former Chief Executive Officer who resigned in January 1998 and each of the Company's other executive officers whose total salary and bonus exceeded $100,000 during such fiscal year (collectively, the "Named Executive Officers"):

                                            Summary Compensation Table
                                                                                              Long-Term
                                                                                            Compensation
                                                                                               Awards
                                                                                               ------
                                                              Annual Compensation            Securities
                                                              -------------------            Underlying         All Other
       Name and Principal Position            Year        Salary ($)       Bonus ($)         Options (#)       Compensation
       ---------------------------            ----        ----------       ---------         -----------       ------------
Charles Woler (1) .........................   1998          125,000             --           295,145             53,225(2)
   President and Chief Executive
   Officer

Philip N. Sussman .........................   1998          191,000             --           255,000                 --
   Senior Vice President of Finance           1997          160,000         20,000            75,000                 --
   and Corporate Development and              1996          149,375             --            65,000                 --
   Chief Financial Officer

David R. Webb .............................   1998          183,750         20,000            20,000                 --
   Vice President of Research and             1997          175,000         20,000            45,000                 --
    Chief Scientific Officer                  1996          175,000         17,500            17,500                 --

Arlindo L. Castelhano, Ph.D ...............   1998          128,300          7,056            32,500                 --
   Executive Director of Chemistry            1997          118,800         15,000             1,000                 --
                                              1996          105,833         15,000            11,666                 --

James S. Rielly ...........................   1998          100,000         20,000            20,000                 --
   Vice President of Finance                  1997           95,000         20,000            15,000                 --
                                              1996          100,846         15,000            16,666                 --


Jeremy M. Levin (3) .......................   1998           18,750             --                --                 --
                                              1997          225,000         45,000           300,000            231,164
                                              1996          225,000         45,000            25,000                 --

-------------------
(1) Dr. Woler joined the Company in October 1998 and received a salary at the rate of $300,000 per annum for 1998.
(2) All other compensation consists of relocation expenses paid by the Company on behalf of Dr. Woler.
(3) Dr. Levin ceased being the President and Chief Executive Officer of the Company on January 31, 1998.

Employment Agreements

         Dr. Charles Woler

         Dr. Woler is employed as President and Chief Executive Officer under a three-year employment agreement with the Company, which is extendable to four years at the Company's option, entered into effective as of October 1, 1998. Pursuant to his agreement, Dr. Woler will receive an annual base salary of $300,000 for his first year of employment, $330,000 for his second year of employment and $360,000 for his third year of employment. If the agreement is extended, Dr. Woler will receive an annual base salary of $400,000 for his fourth year of employment. Dr. Woler also received a $24,000 housing allowance for the first six months of his employment with the Company and is eligible to receive bonuses from time to time at the discretion of the Compensation Committee. If the Company terminates Dr. Woler's employment without "cause," as defined in his employment agreement, if Dr. Woler terminates his employment with the Company within 18 months after a "change of control," as defined in his employment agreement, and prior to October 1, 2001 and after Dr. Woler's position or responsibilities are changed, or if Dr. Woler terminates his employment with the Company within three months of a material change in his position or principal place of work the Company will pay to Dr. Woler a lump sum severance payment equal to the base salary he would have earned for the balance of his agreement, but not more than two years' base salary, and all unvested stock options issued to him will immediately vest as of the date of termination.

         Philip N. Sussman

         Mr. Sussman is employed as Senior Vice President of Finance and Corporate Development and Chief Financial Officer under a three-year employment agreement with the Company entered into effective as of September 10, 1998. Pursuant to his agreement, Mr. Sussman will receive an annual base salary of $225,000 for his first year of employment, $250,000 for his second year of employment and $275,000 for his third year of employment. Mr. Sussman is also eligible to receive bonuses from time to time at the discretion of the Compensation Committee. If the Company terminates Mr. Sussman's employment without "cause," as defined in his employment agreement, or if the Company fails to renew his employment agreement upon terms as favorable as the terms of his agreement then in effect and Mr. Sussman terminates his employment with the Company as of September 9, 2001, the Company will pay to Mr. Sussman a lump sum severance payment equal to the greater of the base salary he would have earned for the balance of the agreement or $275,000, and all unvested stock options issued to him will immediately vest as of the date of termination. If Mr. Sussman terminates his employment within 18 months after a "change of control," as defined in his employment agreement, and prior to September 9, 2001 and after Mr. Sussman's position or responsibilities are changed, or within three months of a material change in his position or an involuntary relocation, the Company will pay to Mr. Sussman a lump sum severance payment equal to the greater of the base salary he would have earned for the balance of the agreement or $275,000, and all unvested stock options issued to him will immediately vest as of the date of termination. The Company will provide Mr. Sussman with employee benefits, at the level in effect on the date of termination, for one year after the date of termination.

         Dr. David R. Webb

         Dr. Webb is an employee at will but has a severance agreement with the Company which provides that if he is terminated without cause he will receive severance equal to whatever is deemed appropriate for other officers of the Company at the time of termination.

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

Option Grants

         The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1998 by the Company to the Named Executive Officers:

                                         Option Grants in Last Fiscal Year

                                                       Individual Grants
                                ---------------------------------------------------------------
                                                                                                      Potential Realizable Value
                                                   Percent of                                           At Assumed Annual Rates
                                                     Total                                                   of Stock Price
                                Securities          Options                                             Appreciation for Option
                                Underlying         Granted to        Exercise                                  Terms ($)
                                  Options         Employees in         Price         Expiration       ------------------------------
           Name                 Granted (#)       Fiscal Year        ($/share)          Date                 5%               10%
           ----                 -----------       -----------        ---------         ------                --               ---
Charles Woler..............        295,145            31.36            2.75           10/1/08            1,322,090        2,105,208

Philip N. Sussman..........        100,000            10.63            2.75           9/10/08              172,946          438,279
                                    95,000            10.09            2.75           9/10/08              164,299          416,365
                                    20,000             2.13            2.75           9/10/08               34,589           87,655
                                    20,000             2.13            2.75           9/10/08               34,589           87,655
                                    20,000             2.13            2.75           9/10/08               34,589           87,655

David R. Webb..............         20,000             2.13            2.688         11/16/08               33,809           85,680

Arlindo L. Castelhano......         25,000             2.66            8.563          3/16/08              134,631          341,180
                                     7,500             0.8             2.688         11/16/08               12,679           32,130

James S. Rielly............         20,000             2.13            2.688         11/16/08               33,809           85,680

Jeremy M. Levin............              -             -               -                    -                    -               --

Option Exercises and Holdings

         The following table sets forth certain information concerning each exercise of stock options, during the fiscal year ended December 31, 1998 by the Named Executive Officers and unexercised stock options held by the Named Executive Officers as of the end of such fiscal year.

                                Aggregated Option Exercises in Last Fiscal Year and
                                           Fiscal Year-End Option Values

                                                                      Number of
                                                                Securities Underlying            Value of Unexercised
                                                                Unexercised Options at          In-The-Money Options at
                                                                December 31, 1998 (#)          December 31, 1998 ($)(1)
                                 Shares        Aggregate      ---------------------------    ---------------------------
                              Acquired on        Value
          Name                  Exercise      Realized ($)    Exercisable   Unexercisable    Exercisable   Unexercisable
          ----                  --------      ------------    -----------   -------------    -----------   -------------
Charles Woler............             -             -                  -       295,145            -              -
Philip N. Sussman........             -             -            117,918       343,750            -              -
David R. Webb............             -             -             56,250        82,917            -              -
Arlindo L. Castelhano....             -             -              9,418        42,416            -              -
James S. Rielly..........             -             -             15,418        41,248            -              -
Jeremy M. Levin..........        12,500         4,688            290,071             -            -              -

------------

(1) Based on the difference between the closing price of the underlying shares of Common Stock on December 31, 1998 as reported by the NASDAQ National Market ($1.938) and the option exercise price.

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

         During 1998, there were no stock options granted under the 1993 Stock Option Plan.

         As of March 19, 1999, an aggregate of 445,976 shares of Common Stock were subject to outstanding stock options granted under the 1993 Stock Option Plan. As of March 19, 1999, options to purchase 423,808 shares were exercisable at prices ranging from $1.37 to $3.51 per share.

         The Company has registered the shares issuable upon exercise of stock options granted under the 1993 Stock Option Plan pursuant to a registration statement on Form S-8.

Stock Option Agreements

         The Company has granted non-qualified stock options to directors, officers, employees and consultants of the Company by means of stock option agreements. During 1998, there were no stock options granted pursuant to stock option agreements. As of March 19, 1999, an aggregate of 583,923 shares of Common Stock were subject to outstanding stock options granted under stock option agreements, and options to purchase 501,035 shares under such option agreements were exercisable at prices ranging from $1.50 to $6.75 per share.

         The Company has registered the shares issuable upon exercise of stock options granted under such stock option agreements pursuant to a registration statement on Form S-8.

1996 Incentive Plan

         The Company's 1996 Incentive Plan (the "1996 Incentive Plan") was adopted by the Board of Directors and approved by the stockholders of the Company in May 1996. The 1996 Incentive Plan replaced the 1993 Stock Option Plan, effective as of May 10, 1996, with respect to all future awards by the Company to its employees and consultants. However, while all future awards will be made under the 1996 Incentive Plan, awards made under the 1993 Stock Option Plan will continue to be administered in accordance with the 1993 Stock Option Plan. See "Incentive Plans -- 1993 Stock Option Plan." In December 1996, the Board of Directors amended the 1996 Incentive Plan to (i) increase the maximum number of shares of Common Stock that may be the subject of awards under the 1996 Incentive Plan from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) and (ii) provide for the grant of stock options to directors of the Company. The stockholders of the Company approved such amendments to the 1996 Incentive Plan in June 1997. In December 1997, the Board of Directors amended the 1996 Incentive Plan to increase the maximum number of shares of Common Stock that may be the subject of awards under the 1996 Incentive Plan from 833,334 to 1,833,334 (plus any shares that are the subject of canceled or forfeited awards). The stockholders of the Company approved this amendment to the 1996 Incentive Plan in June 1998.

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

         As of March 19, 1999, an aggregate of 1,620,044 shares of Common Stock were subject to outstanding stock options granted under the 1996 Incentive Plan. As of March 19, 1999, stock options to purchase 314,088 shares were exercisable at prices ranging from $2.69 to $14.00 per share.

         The Company has registered the shares issuable upon exercise of stock options granted or which may be granted under the 1996 Incentive Plan pursuant to a registration statement on Form S-8.

401(k) Plan

         In November, 1993, the Company adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees. Generally, employees may elect to contribute to the 401(k) Plan, through payroll deductions, up to 20% of their compensation for services rendered in any year, not to exceed a statutorily prescribed annual limit. The trustee under the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in any of seven investment options. The 401(k) Plan is intended to qualify under Section 401 of the Code so that contributions by employees to the 401(k) Plan, and income earned on plan contributions, are not taxable to employees until withdrawn. The Company made an aggregate matching contribution for the year ended December 31, 1998 of approximately $90,000 to participants under the 40l(k) Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 19, 1999 with respect to
(i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. All information is based upon ownership filings made by such persons with the Securities and Exchange Commission (the "Commission") or upon information provided by such persons to the Company.

                                                               Number of Shares
                                                              Amount and Nature           Percentage of Outstanding
Name and Address of Beneficial Owner (1)                   of Beneficial Ownership                 Owned(2)
----------------------------------------                   -----------------------        -------------------------
Carl C. Icahn...................................                  3,367,216(3)                   25.75%
    767 Fifth Avenue
    New York, New York  10153

Bristol-Myers Squibb............................                    2,061,673                    15.78%
    P.O. Box 4000
    Route 206 and Province Line Road
    Princeton, New Jersey  08543-4000

Physica B.V. (4)................................                    1,599,942                    12.24%
    C.J. van Houtenlaan 36
    1381 CP Weesp
    The Netherlands

                                                               Number of Shares
                                                              Amount and Nature           Percentage of Outstanding
Name and Address of Beneficial Owner (1)                   of Beneficial Ownership                 Owned(2)
----------------------------------------                   -----------------------        -------------------------
International Biotechnology Trust plc ..........                    850,000(5)                    6.50%
    c/o Rothschild Asset Management Limited
    Five Arrows House
    St. Swithins Lane
    London EC4N 8NR
    United Kingdom

SmithKline Beecham Corporation                                      660,962(6)                    5.06%
    One Franklin Plaza
    Philadelphia, PA  19102

Charles Woler                                                               *                       *

Philip N. Sussman...............................                    131,807(7)                      *

David R. Webb, Ph.D.............................                     56,250(8)                      *

Arlindo L. Castelhano, Ph.D.....................                     22,334(9)                      *

James S. Rielly.................................                     15,618(10)                     *

Jeremy M. Levin, D.Phil., MB. BCHIR.............                    290,071(11)                    2.17%

Theodore Altman.................................                      6,000(12)                      *

James R. Broach.................................                    203,668(13)                    1.55%

Harold First....................................                     16,834(14)                      *

Russell D. Glass................................                             *                       *

William H. Koster, Ph.D.........................                  2,061,673(15)                   15.78%

Peter S. Liebert, M.D...........................                     14,334(16)                      *

Robert J. Mitchell..............................                      6,000(17)                      *

Siegfried G. Schaefer, Ph.D.....................                  1,599,942(18)                   12.24%

Nicole Vitullo..................................                    858,500(19)                    6.56%

Samuel D. Waksal, Ph.D..........................                      6,000(20)                      *

Jack G. Wasserman...............................                      8,500(21)                      *

All executive officers and directors as a.......                  8,664,747(22)                   63.04%
    group (18 persons)

----------
  * Less than one percent

(1) Except as otherwise indicated above, the address of each stockholder identified above is c/o the Company, 777 Old Saw Mill River Road, Tarrytown, NY 10591-6705. Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2) Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 19, 1999, that may be exercised within 60 days after such date for purposes of computing the percentage of Common Stock owned by such person, but not for purposes of computing the percentage of Common Stock owned by any other person.

(3) Includes 2,258,790 shares of Common Stock held by High River Limited Partnership. Mr. Icahn is the sole shareholder of the sole general partner of High River Limited Partnership. Also includes 6,000 shares of Common Stock that Mr. Icahn currently has the right to acquire upon the exercise of stock options.

(4)     Physica B.V. is an affiliate of Solvay Pharmaceuticals.

(5) Consists of 850,000 shares of Common Stock held by the International Biotechnology Trust plc ("IBT"). Rothschild Asset Management acts as the investment manager to IBT and therefore may be deemed to share beneficial ownership of these shares.

(6) Includes 330,481 shares of Common Stock held by SmithKline Beecham p.l.c., an affiliate of SmithKline Beecham Corporation.

(7) Consists of 131,807 shares of Common Stock which Mr. Sussman currently has the right to acquire upon the exercise of stock options. See "Management - Incentive Plans."

(8) Consists of 56,250 shares of Common Stock which Dr. Webb currently has the right to acquire upon the exercise of stock options. See "Management
        - Incentive Plans."

(9) Includes 15,668 shares of Common Stock which Dr. Castelhano currently has the right to acquire upon the exercise of stock options. See "Management - Incentive Plans."

(10) Includes 15,418 shares of Common Stock which Mr. Rielly currently has the right to acquire upon the exercise of stock options. See "Management
        - Incentive Plans."

(11) Consists of 290,071 shares of Common Stock which Dr. Levin currently has the right to acquire upon the exercise of stock options.

(12) Consists of 6,000 shares of Common Stock which Mr. Altman currently has the right to acquire upon the exercise of stock options.

(13) Includes 110,667shares of Common Stock which Dr. Broach currently has the right to acquire upon the exercise of stock options.

(14) Includes 8,500 shares of Common Stock which Mr. First currently has the right to acquire upon the exercise of stock options.

(15) Includes 2,061,973 shares of Common Stock held by Bristol-Myers Squibb. Dr. Koster is Senior Vice President, Drug Discovery of Bristol-Myers Squibb Pharmaceutical Research Institute. Dr. Koster may be deemed the beneficial owner of the 2,061,973 shares of Common Stock held by Bristol-Myers Squibb, but disclaims such beneficial ownership.

(16) Includes 6,000 shares of Common Stock which Dr. Liebert currently has the right to acquire upon the exercise of stock options.

(17) Consists of 6,000 shares of Common Stock which Mr. Mitchell currently has the right to acquire upon the exercise of stock options.

(18) Consists of 1,599,942 shares of Common Stock held by Physica B.V., an affiliate of Solvay Pharmaceuticals. Professor Schaefer is the head of worldwide research at Solvay Pharmaceuticals.

        Professor Schaefer may be deemed the beneficial owner of the 1,599,942 shares of Common Stock held by Physica B.V., but disclaims such beneficial ownership.

(19) Includes (a) 850,000 shares of Common Stock held by IBT and (b) 8,500 shares of Common Stock which Ms. Vitullo currently has the right to acquire upon the exercise of stock options. Ms. Vitullo is Vice President of Rothschild Asset Management Ltd., the investment manager for IBT. Ms. Vitullo may be deemed the beneficial owner of the 850,000 shares of Common Stock held by IBT, but disclaims such beneficial ownership.

(20) Consists of 6,000 shares of Common Stock which Dr. Waksal currently has the right to acquire upon the exercise of stock options.

(21) Consists of 8,500 shares of Common Stock which Mr. Wasserman currently has the right to acquire upon the exercise of stock options.

(22) Includes (a) 675,381 shares of Common Stock issuable upon exercise of options, (b) 2,061,673 shares of Common Stock held by Bristol-Myers Squibb, (c) 1,599,942 shares of Common Stock held by Physica B.V., and
        (d) 850,000 shares of Common Stock held by IBT. See footnotes (3), (7),
        (8), (9), (10), (11), (12), (13), (14), (15), (16), (17), (18), (19),
        (20), and (21).

Item 13.  Certain Relationships and Related Transactions.

         For the year ended December 31, 1998, the Company received $4,387,017 in cash for research funding from Bristol-Myers Squibb, which constituted 35% of the Company's gross revenues in 1998. William H. Koster, a director of the Company, is Senior Vice President, Drug Discovery of Bristol-Myers Squibb Pharmaceutical Research Institute.

         For the year ended December 31, 1998, the Company received $2,645,842 in cash for research funding from Solvay Pharmaceuticals, an affiliate of Physica B.V., which constituted 21% of the Company's gross revenues in 1998. Siegfried G. Schaefer, a director of the Company, is the head of worldwide research at Solvay Pharmaceuticals.

         For the year ended December 31, 1998, the Company received $3,543,610 in cash for research funding and $2.0 million in cash as a one-time technology development fee from SmithKline Beecham which constituted 44% of the Company's gross revenues in 1998. In May 1998, the Company sold 660,962 shares of its Common Stock to SmithKline Beecham p.l.c. and SmithKline Beecham Corporation for approximately $7.56 per share or an aggregate consideration of $5.0 million.

         During 1998, the Company loaned $15,000 to Dr. Charles Woler, the Chief Executive Officer of the Company. The loan bears interest at 5.5% per annum. Principal and interest are repayable in monthly installments of $453 over 3 years. At December 31, 1998, the outstanding balance of the loan was $13,452.

         In September 1998, Dr. James Broach, a director of the Company, entered into a five-month employment arrangement with the Company pursuant to which he worked full-time at the Company and was compensated at the rate of $20,000 per month. The Company also granted Dr. Broach an option to purchase 50,000 shares of Common Stock at an exercise price of $2.75 per share. The option vests in increments of 10,000 or 20,000 shares upon the achievement of specific milestones. In connection with the employment arrangement, the Company guaranteed the payment of a $286,000 loan made to Dr. Broach by a third party and secured its guarantee obligation with cash collateral of $286,000. Dr. Broach indemnified the Company from any liabilities arising from its guarantee and pledged securities owned by him to secure his indemnification obligation.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   Financial Statements

Page
----

      Index to Financial Statements                                        F-1

      Independent Auditors' Report                                         F-2

      Financial Statements:
        Balance Sheets                                                     F-3
        Statements of Operations                                           F-4
        Statements of Stockholders' Equity
        Statements of Cash Flows                                           F-6
        Notes to Financial Statements                                      F-7

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

4.8                   Stock Purchase Agreement between the Company and SmithKline Beecham
                      Corporation, dated as of February 25, 1997. (3)

4.9                   Registration Rights Agreement between the Company and SmithKline Beecham
                      Corporation, dated as of February 25, 1997. (3)

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

10.25                 Employment Agreement, dated as of June 30, 1998, between the Company and
                      Charles Woler. (4)

10.26                 Employment Agreement, dated as of September 10, 1998, between the Company and
                      Philip N. Sussman. (4)

10.27                 Agreement and Instructions to Stakeholder among the Company, SIBIA and Security
                      Trust Company entered into March 1999.

23                    Consent of KPMG LLP, independent auditors.

24                    Power of Attorney (filed as part of the signature page to this Report).

27                    Financial Data Schedule.

------------
(1) Filed with the Company's Registration Statement on Form S-8 (Registration No. 333- 21871), dated February 14, 1997.

(2) Filed with the Company's Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Commission on July 17, 1996.

(3)   Filed with the Company's Current Report on Form 8-K, dated March 7, 1997.

(4) Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CADUS PHARMACEUTICAL CORPORATION


                               By: /s/ Charles Woler
                                   -------------------------------------------
                                   Charles Woler,
                                   Chief Executive Officer and President

         Each person whose signature appears below constitutes and appoints Charles Woler and James S. Rielly, or either of them, each with the power of substitution, his or her true and lawful attorney-in-fact to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his or her substitute, may do or choose to be done by virtue hereof.

         Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.

         Name                                       Title                                            Date
         ----                                       -----                                            ----
/s/ Charles Woler                 Chief Executive Office and President                           March 27, 1999
---------------------------       (Principal Executive Officer)
Charles Woler

/s/ James S. Rielly               Vice President of Finance, Secretary and Treasurer             March 27, 1999
---------------------------       (Principal Accounting Officer)
James S. Rielly


--------------------------        Director                                                       March __, 1999
Carl C. Icahn


--------------------------        Director                                                       March __, 1999
Theodore Altman

/s/ James R. Broach               Director                                                       March 27, 1999
--------------------------
James R. Broach

/s/ Harold First
--------------------------        Director                                                       March 27, 1999
Harold First

/s/ Russell Glass
--------------------------        Director                                                       March 29, 1999
Russell Glass


--------------------------        Director                                                       March __, 1999
William H. Koster

/s/ Peter S. Liebert              Director                                                       March 27, 1999
--------------------------
Peter S. Liebert


--------------------------        Director                                                       March __, 1999
Robert J. Mitchell

/s/ Siegfried G. Schaefer
--------------------------        Director                                                       March 30, 1999
Siegfried G. Schaefer

/s/ Nicole Vitullo                Director                                                       March 29, 1999
--------------------------
Nicole Vitullo

/s/ Samuel D. Waksal              Director                                                       March 27, 1999
--------------------------
Samuel D. Waksal

/s/ Jack G. Wasserman             Director                                                       March 27, 1999
--------------------------
Jack G. Wasserman

                        CADUS PHARMACEUTICAL CORPORATION

                                      Index



Independent Auditors' Report                                      F-2

Financial Statements:

      Balance Sheets - December 31, 1998 and 1997                 F-3

      Statements of Operations - For the years ended
      December 31, 1998, 1997 and 1996.                           F-4

      Statement of Stockholders' Equity - For the years
      ended December 31, 1998, 1997 and 1996                      F-5

      Statements of Cash Flows - For the years ended
      December 31, 1998, 1997 and 1996.                           F-6

      Notes to Financial Statements                               F-7

                          Independent Auditors' Report

The Board of Directors and Stockholders
Cadus Pharmaceutical Corporation:

We have audited the accompanying balance sheets of Cadus Pharmaceutical Corporation (the Company) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cadus Pharmaceutical Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



KPMG LLP


March 29, 1999

                        Cadus Pharmaceutical Corporation

                                 Balance Sheets

                                                                                               December 31,          December 31,
                                                                                                   1998                  1997
                                                                                               ------------          ------------
                                                  Assets
Current assets:
  Cash and cash equivalents                                                                     $10,975,528             $36,761,516
  Restricted cash (note 5)                                                                          286,000                       -
  Prepaid and other current assets                                                                  298,319                 405,597
                                                                                                -----------             -----------
    Total current assets                                                                         11,559,847              37,167,113

Restricted cash noncurrent (note 3)                                                               18,500,000                      -
Fixed assets, net of accumulated depreciation and amortization of $2,254,840
  at December 31, 1998, $2,582,661 at December 31, 1997 (note 4)                                  2,792,268               2,646,936
Deferred tax asset, less valuation allowance of $19,582,000 at December 31, 1998
  and $7,204,000 at December 31, 1997  (note 7)                                                           -                       -
Investments in other ventures (note 6)                                                            2,334,081               1,478,229
Other assets, net (note 2)                                                                        1,400,870                 948,912
                                                                                                -----------             ------------
    Total assets                                                                                $36,587,066             $42,241,190
                                                                                                ===========             ===========

                                    Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                                                 $217,414                $892,636
  Accrued expenses and other current liabilities (note 12)                                        1,730,021                 604,146
  Deferred revenue (notes 8 and 13)                                                                 150,584                  94,190
  Note payable to partnership-current portion                                                             -                 150,000
                                                                                                -----------             -----------
    Total current liabilities                                                                     2,098,019               1,740,972

  Reserve for litigation damages (note 3)                                                        18,500,000                       -
                                                                                                -----------             ------------
    Total liabilities                                                                            20,598,019               1,740,972

Commitments and contingencies (notes 1, 3 and 13)

Stockholders' equity (notes 8, 10 and 11 ):
Common stock, $.01 par value.  Authorized 35,000,000 shares at
  December 31, 1998 and 1997; issued 13,210,607 shares at December 31, 1998 and 12,500,156 shares at December 31, 1997; outstanding 13,068,940 shares
  at December 31, 1998 and 12,358,489 shares at December 31, 1997                                   132,106                 125,001
Additional paid-in capital                                                                       59,689,446              54,517,519
Accumulated deficit (note 1)                                                                    (43,532,430)            (13,842,227)
Treasury stock, 141,667 shares of common stock at December 31, 1998 and 1997                       (300,075)               (300,075)
                                                                                                -----------             -----------
    Total stockholders' equity                                                                   15,989,047              40,500,218
                                                                                                -----------             -----------
    Total liabilities and stockholders' equity                                                  $36,587,066             $42,241,190
                                                                                                ===========             ===========


                 See accompanying notes to financial statements

                        Cadus Pharmaceutical Corporation

                            Statements of Operations


                                                                        For the Years Ended December 31,
                                                            1998                         1997                  1996
                                                          --------                     --------              --------
Revenues, principally from
  related parties (note 8)                               $12,576,469                   $9,013,113            $6,500,000
                                                        ------------                  -----------           -----------

Costs and expenses:
  Research and development costs                          15,388,991                   11,561,213             8,282,507
  General and administrative expenses                      8,977,408                    4,091,866             2,315,042
                                                        ------------                  -----------           -----------
    Total costs and expenses                              24,366,399                   15,653,079            10,597,549
                                                        ------------                  -----------           -----------
Operating loss                                           (11,789,930)                  (6,639,966)           (4,097,549)
                                                        ------------                  -----------           -----------
Other income and (expenses):
Interest income                                            1,844,177                    2,079,058             1,829,820
Interest expense                                             (10,500)                     (17,865)             (110,416)
Loss of equity in other ventures, net (note 6)            (1,144,148)                    (832,431)                    -
Reserve for litigation damages (note 3)                  (18,500,000)                           -                     -
Gain on sale of equipment                                     16,368                        3,281                     -
                                                        ------------                  -----------           -----------
    Total other income and (expenses)                    (17,794,103)                   1,232,043             1,719,404

Loss before income taxes                                 (29,584,033)                  (5,407,923)           (2,378,145)

State and local taxes (note 7)                               106,170                        2,975                62,580
                                                        ------------                  -----------           -----------
Net loss                                                ($29,690,203)                 ($5,410,898)          ($2,440,725)
                                                        ------------                  -----------           -----------
Basic and diluted net loss per share (note 2)                 ($2.32)                      ($0.44)               ($0.39)
                                                              ======                       ======                ======

Shares used in calculation of basic and diluted
  net loss per share (note 2)                             12,811,525                   12,225,463             6,280,917
                                                        ============                  ===========           ===========



                 See accompanying notes to financial statements

                        Cadus Pharmaceutical Corporation
                       Statement of Stockholders' Equity

                                                                             Convertible                       Convertible
                                                                      Preferred Stock, Series A          Preferred Stock, Series B
                                                                      -------------------------          -------------------------
                                                                       Shares            Amount            Shares          Amount
                                                                       ------            ------            ------          ------
Balance at January 1, 1996                                           14,879,651         $14,880         7,321,429          $7,321

Issuance of common stock for cash in connection with exercise of options

Issuance of common stock for cash at $7.00 per share, net of issuance costs of $2,073,376, in connection with the initial public offering in July 1996

Conversion of preferred stock into common stock in
connection with the initial public offering in July 1996            (14,879,651)        (14,880)       (7,321,429)         (7,321)

Issuance of common stock for cash at $7.00 per share, net of commissions of $202,125, in connection with the exercise of the underwriters' over-allotment in August 1996

Net loss for year ended December 31, 1996
                                                                   -------------       ---------      ----------       -----------
Balance at December 31, 1996                                                  -               -                 -               -

Issuance of common stock for cash in connection with exercise of options

Net loss for year ended December 31, 1997
                                                                   -------------       ---------      ----------       -----------
Balance at December 31, 1997                                                  -               -                 -               -

Issuance of common stock for cash in connection with exercise of options

Issuance of restricted common stock in connection with Stock Purchase Agreement with SmithKline Beecham

Net loss for year ended December 31, 1998
                                                                   -------------       ---------      ----------       -----------
Balance at December 31, 1998                                                  -              $0                 -              $0
                                                                   =============        ========       =========       ===========




                                                                                    Common Stock                 Additional
                                                                                    ------------                  paid-in
                                                                               Shares          Amount             capital
                                                                               ------          ------             -------
Balance at January 1, 1996                                                  1,323,342         $14,650           $33,976,940

Issuance of common stock for cash in connection with
exercise of options                                                            23,877             239                36,704

Issuance of common stock for cash at $7.00 per share, net
of issuance costs of $2,073,376, in connection with
the initial public offering in July 1996                                    2,750,000          27,500            17,149,124

Conversion of preferred stock into common stock in
connection with the initial public offering in July 1996                    7,551,514          75,515               (53,314)

Issuance of common stock for cash at $7.00 per share, net of                  412,500           4,125             2,681,250
commissions of $202,125, in connection with the exercise
of the underwriters' over-allotment in August 1996

Net loss for year ended December 31, 1996
                                                                           ----------        --------           -----------
Balance at December 31, 1996                                               12,061,233         122,029            53,790,704

Issuance of common stock for cash in connection with
exercise of options                                                           297,256           2,972               726,815

Net loss for year ended December 31, 1997
                                                                           ----------        --------           -----------
Balance at December 31, 1997                                               12,358,489         125,001            54,517,519

Issuance of common stock for cash in connection with
exercise of options                                                            49,489             495               178,537

Issuance of restricted common stock in connection with
Stock Purchase Agreement with SmithKline Beecham                              660,962           6,610             4,993,390

Net loss for year ended December 31, 1998                                  ----------        --------           -----------
Balance at December 31, 1998                                               13,068,940        $132,106           $59,689,446
                                                                           ==========        ========           ===========




                                                                      Accumulated            Treasury Stock
                                                                        Deficit           Shares          Amount            Total
                                                                        -------           ------          ------            -----
Balance at January 1, 1996                                            ($5,990,604)       (141,667)      ($300,075)      $27,723,112

Issuance of common stock for cash in connection with
exercise of options                                                                                                          36,943

Issuance of common stock for cash at $7.00 per share, net
of issuance costs of $2,073,376, in connection with
the initial public offering in July 1996                                                                                 17,176,624

Conversion of preferred stock into common stock in
connection with the initial public offering in July 1996                                                                          -

Issuance of common stock for cash at $7.00 per share, net of                                                              2,685,375
commissions of $202,125, in connection with the exercise
of the underwriters' over-allotment in August 1996

Net loss for year ended December 31, 1996                              (2,440,725)                                       (2,440,725)
                                                                    -------------       ---------      ----------         ---------
Balance at December 31, 1996                                           (8,431,329)       (141,667)       (300,075)       45,181,329

Issuance of common stock for cash in connection with
exercise of options                                                                                                         729,787

Net loss for year ended December 31, 1997                              (5,410,898)                                       (5,410,898)
                                                                    -------------       ---------      ----------         ---------
Balance at December 31, 1997                                          (13,842,227)       (141,667)       (300,075)       40,500,218

Issuance of common stock for cash in connection with
exercise of options                                                                                                         179,032

Issuance of restricted common stock in connection with
Stock Purchase Agreement with SmithKline Beecham                                                                          5,000,000

Net loss for year ended December 31, 1998                             (29,690,203)                                      (29,690,203)
                                                                    -------------       ---------      ----------       -----------
Balance at December 31, 1998                                         ($43,532,430)       (141,667)      ($300,075)      $15,989,047
                                                                    =============        ========       =========       ===========

                 See accompanying notes to financial statements

                        Cadus Pharmaceutical Corporation

                            Statements of Cash Flow

                                                                                         For the Years Ended December 31,
                                                                                   1998               1997                1996
                                                                                 --------           --------            --------
Cash flows from operating activities:
Net loss                                                                       ($29,690,203)       ($5,410,898)        ($2,440,725)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                     992,224          1,328,532             837,984
  Loss of equity in other ventures                                                1,144,148            832,431                   -
  Other non-cash gain                                                               (16,368)           (94,190)                  -
  Changes in assets and liabilities:
    Decrease (increase) in prepaid and other current assets                         107,278           (142,545)           (186,242)
    Increase in other assets                                                        (53,171)           (16,645)            (64,701)
    (Decrease) increase in deferred revenue                                               -           (909,091)          1,000,000
    (Decrease) increase in accounts payable                                        (675,222)           436,842             301,331
    Increase in accrued expenses and other current liabilities                    1,125,875            133,486              49,505
    Increase in reserve for litigation damages                                   18,500,000                  -                   -
                                                                                -----------        -----------         -----------
      Net cash used in operating activities                                      (8,565,439)        (3,842,078)           (502,848)
                                                                                -----------        -----------         -----------
Cash flows from investing activities:
  Acquisition of fixed assets                                                    (3,450,130)        (1,696,861)         (1,574,678)
  Sale and leaseback of fixed assets                                              2,463,888            820,384                   -
  (Increase) decrease in restricted cash                                        (18,786,000)           118,000           2,380,000
  Repayment of stockholder's loan                                                         -              5,974               7,762
  Investments in other ventures                                                  (2,150,000)        (2,000,000)           (160,660)
  Capitalized patent costs                                                         (477,339)          (497,292)           (181,375)
                                                                                -----------        -----------         -----------
      Net cash (used in) provided by investing activities                       (22,399,581)        (3,249,795)            471,049
                                                                                -----------        -----------         -----------
Cash flows from financing activities:
  Repayments of bank line of credit                                                       -                  -          (2,380,000)
  Payments on bank loans                                                                  -            (29,075)            (17,386)
  Net proceeds from issuance of common stock in public offering                           -                  -          19,861,999
  Proceeds from issuance of common stock upon exercise of stock options             179,032            729,787              36,943
  Proceeds from issuance of restricted common stock                               5,000,000                  -                   -
                                                                                -----------        -----------         -----------
      Net cash provided by financing activities                                   5,179,032            700,712          17,501,556
                                                                                -----------        -----------         -----------
      Net (decrease) increase in cash and cash equivalents                      (25,785,988)        (6,391,161)         17,469,757

Cash and cash equivalents at beginning of period                                 36,761,516         43,152,677          25,682,920
                                                                                -----------        -----------         -----------
Cash and cash equivalents at end of period                                      $10,975,528        $36,761,516         $43,152,677
                                                                                ===========        ===========         ===========


                 See accompanying notes to financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

(1)    Organization and Basis of Preparation

       Cadus Pharmaceutical Corporation (the "Company") was incorporated on January 23, 1992, under the laws of the State of Delaware. The Company is a biotechnology Company engaged in genomics research and the discovery of novel small molecule therapeutics.

       The Company has accumulated a loss of $43.5 million from January 23, 1992, (date of inception) to December 31, 1998. Management intends to continue research toward the development of commercial products in order to generate future revenues from license fees, royalties, direct sales and performance of contract research. The Company has financed its operations through the sale of common stock in the public market, the sale of convertible preferred stock and through revenues resulting from research funding provided by its collaborative partners (note 8).

       The Company is at an early stage of development and therefore faces certain risks and uncertainties which are present in an emerging biotechnology company. The Company's yeast-based and signal transduction technologies are novel as drug discovery methods and have not yet been shown to be successful in the development of any commercialized drug. The Company has not completed development of any drugs and does not expect that any drugs resulting from its and its collaborative partners' research and development efforts will be commercially available for a significant number of years, if at all. The Company is relying on its collaborative partners to fund a substantial portion of its research operations over the next several years. Through December 31, 1998, the Company had entered into three collaborative arrangements, however there can be no assurance that the Company will be able to establish additional collaborative arrangements, or that these contracts will continue to be renewed, or that any renewal will be made on terms favorable to the Company. SmithKline Beecham and Solvay Pharmaceuticals may terminate their respective collaboration agreements for nonperformance by the Company under certain circumstances, which termination would result in the Company losing its research funding from each of them. The collaboration arrangement with Bristol-Myers Squibb will expire in July 1999. The loss of research funding from SmithKline Beecham or Solvay Pharmaceuticals, or failure by Solvay Pharmaceuticals or SmithKline Beecham to provide research funding to the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

       In addition, the Company faces risks and uncertainties regarding the future profitability of the Company, ability to obtain additional funding, protection of patents and property rights, uncertainties regarding the Company's technologies including risks and uncertainties relating to the Company's development and commercial testing of alternative readout methodologies to replace that found to infringe a patent of SIBIA Neurosciences, Inc. ("SIBIA") (see note 3), risks and uncertainties relating to the Company's ongoing litigation with SIBIA including uncertainties relating to the outcome of appeals and the re-examination of SIBIA's patent at issue in the litigation, competition and technological change, government regulations including the need for product approvals and the changing health care marketplace, and attracting and retaining key officers, employees and consultants.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


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

       (b)    Cash Equivalents

              The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Included in restricted and unrestricted cash, at December 31, 1998 and 1997, there was cash equivalents of $13,937,939 and $36,571,433, respectively.

       (c)    Fixed Assets

              Fixed assets are stated at cost. Depreciation of equipment and furniture and fixtures is calculated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives of the improvements or the remaining term of the lease.

       (d)    Other Assets, Net

              Other assets include capitalized patent costs that are amortized on a straight-line basis over fifteen years. At December 31, 1998 and 1997, accumulated amortization is $156,958 and $78,406, respectively.

       (e)    Income Taxes

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


       (f)    Research and Development

              Research and development costs are expensed as incurred and include direct costs of research scientists and supplies and an allocation of shared facilities, services and overhead.

       (g)    Revenue Recognition

              The Company has entered into research agreements that provide for the payment of nonrefundable fees during the term of the research programs. In addition, the agreements provide for payment of fees when certain milestone events have occurred. These fees are reflected as revenue when earned, as related costs are incurred or when milestone events have occurred.

              Revenue recognized in the accompanying statements of operations is not subject to repayment. Revenue received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

       (h)    Net Loss Per Share

              All common share data has been restated to give effect to a one-for-three reverse stock split effected on July 18, 1996 (see note 10).

              At December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net loss per share as of December 31, 1998 and 1997 is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive.

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

       (j)   Fair Value of Financial Instruments

              For cash and accounts payable, the carrying amount approximates the fair value because of the short maturities of those instruments.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


       (k)    Stock-Based Compensation

              SFAS No. 123 "Accounting for Stock-Based Compensation" establishes a fair value based method for accounting for stock-based compensation plans and for the measurement basis of transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 requires that reporting entities either elect expense recognition or its disclosure-only alternative for stock-based employee compensation. During 1996, the Company adopted SFAS No. 123 and has elected to continue measuring stock-based employee compensation cost in accordance with the intrinsic value based method of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Therefore, the Company has included in the notes to the financial statements pro forma net income and pro forma earnings per share using the fair value based method for the year ended December 31, 1998 with comparable disclosures for the years ended December 31, 1997 and 1996.

(3)    Patent Litigation

       In July 1996, SIBIA Neurosciences, Inc. ("SIBIA") commenced a patent infringement action against the Company alleging infringement by the Company of a patent concerning the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999, the United States District Court granted SIBIA's request for injunctive relief that precludes the Company from using the method claimed in SIBIA's patent. On February 26, 1999, the United States District Court denied the Company's motions to set aside the jury verdict to grant a new trial and to reduce or set aside the $18.0 million damages award by the jury. The Company has appealed the judgement. The appeal will be heard by the Court of Appeals for the Federal Circuit in Washington, D.C. In order to stay execution pending appeal of the $18.0 million judgement obtained by SIBIA, in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgement in the event the Company were to lose the appeal. Such $18.5 million was classified, as of December 31, 1998, as "restricted cash noncurrent" and the Company's "cash and cash equivalents" was reduced by $18.5 million. The Company recorded a reserve for litigation damages of $18.5 million in the accompanying statement of operations for the year ended December 31, 1998.

       In January 1999, the U.S. Patent and Trademark Office granted the Company's request to re-examine the patent issued to SIBIA that was the subject of the litigation. The re-examination by the Patent Office is independent of the litigation and a final decision by the Patent Office that SIBIA's patent is invalid would take precedence over the jury verdict. There is no evidence that the patent office will find SIBIA's patent to be invalid.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


(4)      Fixed Assets

       Fixed assets, at cost, are summarized as follows:

                                                                    December 31,
                                                                    ------------
                                                                1998              1997
                                                                ----              ----

       Equipment                                             $3,873,323        $4,196,654
       Furniture and fixtures                                   294,150           253,008
       Leasehold improvements                                   879,635           779,935
                                                             ----------        ----------
                                                              5,047,108         5,229,597
       Less accumulated depreciation
         And amortization                                     2,254,840         2,582,661
                                                             ----------        ----------
                                                             $2,792,268        $2,646,936
                                                             ==========        ==========


       Depreciation and amortization expense for the years ended December 31, 1998, 1997 and 1996 was approximately $914,000, $1,283,000 and $839,000, respectively.

(5)    Related Party Transactions

       During 1998, the Company loaned $15,000 to Dr. Charles Woler, the Chief Executive Officer of the Company. The loan bears interest at 5.5% per annum. Principal and interest are repayable in monthly installments of $453 over three years. At December 31, 1998, the outstanding balance of the loan was $13,452.

       In September 1998, Dr. James Broach, a director of the Company, entered into a five month employment arrangement with the Company pursuant to which he worked full time at the Company and was compensated at the rate of $20,000 per month. The Company also granted Dr. Broach an option to purchase 50,000 shares of common stock at an exercise price of $2.75 per share. The option vests in increments of 10,000 or 20,000 shares upon the achievement of specific milestones. In connection with the employment arrangement, the Company guaranteed the payment of a $286,000 loan made to Dr. Broach by a third-party and secured its guarantee obligation with cash collateral of $286,000 which is included in restricted cash on the balance sheet. Dr. Broach indemnified the Company from any liabilities arising from its guarantee and pledged securities owned by him to secure his indemnification obligation.

       See note 6 for further discussion of transactions with related parties.

(6)    Investments in Other Ventures

       In December 1996, the Company issued a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a shareholder of the Company is the general partner. An interest payment of $10,500 was accrued at December 31, 1997 and paid in January 1998. The principal amount and interest accrued thereon was paid in

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


       December 1998. In addition, the Company purchased for $160,660 in cash, a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly-owned by the shareholder. Laurel's purpose is to invest, directly or indirectly, in securities of biotechnology companies. The Company has the right to require the shareholder to match any future investment made by the Company in Laurel up to an aggregate investment on the part of the shareholder of $5.0 million. This right expires on the earlier of December 31, 1999 or such time that neither the shareholder nor one of his affiliates is the general partner of Laurel. The Company is not required to make any additional investment in Laurel. The investment is accounted for under the equity method with the recognition of losses limited to the Company's capital contributions. For the years ended December 31, 1998 and 1997, the Company recognized gains of $7,968 and losses of $173,964, respectively, related to the investment. The remaining investment in Laurel of $144,664 is included in investments in other ventures on the balance sheet.

       In May 1997, the Company purchased $2.0 million of convertible preferred stock in Axiom Biotechnologies Inc. ("Axiom"), representing approximately 26% of the outstanding shares of Axiom on an as converted basis. As part of the arrangement, Axiom agreed to deliver and license to the Company its first High Throughput Pharmacology System (HT-PS(TM)). The Company purchased an additional $2.0 million of convertible preferred stock in Axiom on June 5, 1998, after the Company received and accepted Axiom's HT-PS(TM). The Company also made a payment to Axiom for the HT-PS(TM) which is included in fixed assets in the accompanying balance sheet at December 31, 1998. The additional investment increased the Company's equity interest in Axiom to approximately 30% of Axiom's outstanding shares on an as converted basis, after taking into account an investment in Axiom by JAFCO Co., Ltd., ("JAFCO"), an affiliate of the Nomura Group. The Company's investment is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses prior to the JAFCO investment and 50% after such investment. Such percentage represents the extent to which the Company is deemed to be funding Axiom's losses. For the years ended December 31, 1998 and 1997, the Company recognized $1,152,116 and $658,467, respectively, in losses generated by Axiom. The remaining investment in Axiom of $2,189,417 is included in investments in other ventures on the balance sheet.

(7)    Income Taxes

       Deferred tax assets of approximately $19,582,000 and $7,204,000 at December 31, 1998 and 1997, respectively, relate principally to tax net operating loss carryforwards of $21,459,000 and $13,933,000 and research credit carryforwards of $2,111,000 and $1,212,000 at December 31, 1998 and 1997, respectively and also to the current litigation reserve pending of $18.5 million. An offsetting valuation allowance has been established for the full amount of the deferred tax assets to reduce such assets to zero, as a result of the significant uncertainty regarding their ultimate realization. The aggregate valuation allowance increased $12,378,000 and $3,417,000 during the periods ended December 31, 1998 and 1997, respectively.

       The Company's net operating loss carryforwards and research and development tax credit carryforwards noted above expire in various years from 2008 to 2018. The Company's ability to utilize such net operating loss and research and development tax credit

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


       carryforwards is subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986.

       The Company is subject to New York State tax on capital.

(8)    Research Collaboration and License Agreements

       Since July 1994, the Company has been a party to a Research Collaboration and License Agreement with Bristol-Myers Squibb Company ("BMS") pursuant to which BMS agreed to provide research funding to the Company during the term of the research collaboration. The research collaboration expires in July 1999. In addition, BMS is obligated to make payments to the Company upon the achievement of certain scientific and commercial milestones and to pay royalties on sales of products developed under the agreement.

       In July 1996, BMS purchased $2.5 million of the Company's common stock in the Company's initial public offering.

       Since November 1995, the Company has been a party to a Research Collaboration and License Agreement with Physica B.V., a subsidiary of Solvay Pharmaceuticals B.V. ("Solvay") pursuant to which Solvay agreed to provide research funding to the Company during the term of the research collaboration. The research collaboration expires in November 2000 unless extended at the option of Solvay. In addition, Solvay is obligated to make payments to the Company upon the achievement of certain drug development milestones and to pay royalties on sales of products developed under the agreement. The Company has reserved the right to use certain hybrid yeast cells that are part of the research program for its own benefit in the discovery of drugs relating to cancer, autoimmune, allergic and inflammatory diseases, with certain specific exclusions. The Company is required to make payments to Solvay upon the achievement by the Company of certain drug development milestones and to pay Solvay royalties on the sale of such drugs.

       In July 1996, Solvay purchased $5.0 million of the Company's common stock in the Company's initial public offering.

       Both BMS and Solvay had purchased convertible preferred stock of the Company. See note 10 for discussion of the conversion of the convertible preferred stock to common stock.

       In February 1997, the Company entered into a drug discovery collaboration and license agreement with SmithKline Beecham p.l.c. and SmithKline Beecham Corporation ("SmithKline Beecham"). During the term of the research collaboration, which expires in February 2002, the Company will seek to identify ligands and to elucidate the function of orphan G protein-coupled receptors included within the collaboration and create high-throughput screens to discover small molecular agonists and antagonists to these receptors.

       During the term of the collaboration, SmithKline Beecham is required to provide the Company with research funding and certain other payments. In February 1998, SmithKline Beecham paid the Company a one-time $2.0 million technology development fee.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


       SmithKline Beecham is also required to make payments to the Company upon the achievement of certain research milestones and upon the achievement by SmithKline Beecham of certain drug development milestones. In January 1999, the Company achieved its first research milestone in the collaboration, and received a $1.0 million dollar payment therefor (see footnote 16). SmithKline Beecham is also required to pay the Company royalties on the sale of drugs developed through the use of the Company's drug discovery technologies. The Company has co-promotion rights in North America for certain products that may result from the collaboration and rights to certain potential products that SmithKline Beecham may choose not to develop.

       SmithKline Beecham has the right to extend the term of the collaboration for between two and five years by notice to the Company given prior to February 25, 2001. SmithKline Beecham has the right to terminate the research collaboration (i) after August 25, 1999, if the Company fails to meet certain scientific objectives in connection with the conduct of the research collaboration or (ii) if the Company fails to perform its obligations in the conduct of the research collaboration in any material respect and does not cure such failure within a period of 60 days after receiving notice thereof. In the event of such termination, SmithKline Beecham has no further obligation to provide the Company with funding for the research collaboration.

       In February 1997, the Company and SmithKline Beecham Corporation entered into a stock purchase agreement pursuant to which the Company has the option to sell to SmithKline Beecham Corporation (i) shares of the Company's common stock having a then fair market value of $5.0 million during a 90-day period commencing on February 25, 1998 and (ii) shares of the Company's common stock having a then fair market value of $5.0 million, during a 90-day period commencing on the date certain scientific objectives are achieved (subject to the Company achieving such objectives prior to the August 25, 1999 and meeting certain financial requirements). In May 1998, the Company exercised its first option and sold 660,962 shares of its common stock to SmithKline Beecham p.l.c. and SmithKline Beecham Corporation for approximately $7.56 per share or an aggregate consideration of $5.0 million. In addition, SmithKline Beecham Corporation has the right, at its option, to purchase up to $5.0 million worth of shares of the Company's common stock at 150% of the then fair market value in lieu of making certain research milestone payments. The Company granted SmithKline Beecham Corporation certain registration rights with respect to shares of the Company's common stock which SmithKline Beecham Corporation may purchase pursuant to the stock purchase agreement.

       For the year ended December 31, 1998, the Company received and recognized $10.6 million in research revenue and the one-time $2.0 million technology development fee from SmithKline Beecham. For the years ended December 31, 1997 and 1996 the Company recognized $8.8 million and $6.5 million, respectively, in research revenue.

(9)    Sponsored Research and License Agreements

       In January 1998 and January 1999, the Company entered into sponsored research agreements with Massachusetts Institute of Technology ("M.I.T.") pursuant to which M.I.T. will use its expertise in micro-robotics to co-develop the LivingChip(TM), a novel drug

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


       discovery screening tool that would miniaturize and automate the Company's proprietary hybrid yeast cell technology. If developed, the LivingChip(TM) would ultimately accommodate at least 100,000 yeast-based drug discovery assays on a single CD-sized synthetic disc and would permit the testing of thousands of compounds on multiple assays at the individual scientist's lab bench. The Company provided M.I.T. with full research funding for 1998 and partial funding for 1999 and has the option to extend the arrangement through the remainder of 1999. The Company also entered into a license agreement with M.I.T. pursuant to which the Company obtained exclusive worldwide rights, for use in pharmaceutical, animal health and agricultural businesses, to the technology developed under the sponsored research arrangement. In order to maintain its exclusive license, the Company must provide M.I.T. with specified levels of research funding in 1998 and 1999 and make a minimum level of expenditures thereafter to commercialize the technology until the technology is commercialized. The Company is required to pay M.I.T. an annual license fee, royalties on the sale or lease of LivingChip(TM) systems, royalties on the sale of therapeutics and diagnostics developed using the LivingChip(TM), royalties on services rendered based on the LivingChip(TM), and an annual sublicense fee for each sublicense of the LivingChip(TM).

       The Company has entered into several other license and sponsored research agreements with various third parties. Generally, the agreements provide that the Company will make research payments and will pay license fees and/or maintenance payments, in return for the use of technology and information and the right to manufacture, use and sell future products. These agreements provide for payments based on the completion of milestone events, as well as royalty payments based upon a percentage of product or assay sales. License fees and maintenance payments, including payments made to M.I.T., for the years ended December 31, 1998, 1997 and 1996, amounted to approximately $2.0 million, $590,000 and $355,000, respectively.

(10)   Equity Transactions

       In July 1996, the Company effected a one-for-three reverse common stock split and changed the par value of the common stock to $.01 from $.001. All common stock and option data have been restated to give effect to this reverse stock split and change in par value for all periods presented.

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

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


       to them. The Company received proceeds, net of underwriting discounts and commissions, of $2,685,375.

       In May 1998, the Company sold 660,962 shares of its common stock to SmithKline Beecham p.l.c. and SmithKline Beecham Corporation for approximately $7.56 per share or an aggregate consideration of $5.0 million.

(11)   Stock Options

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

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


       Activity under the 1993 Plan is as follows:

                                                                             Options Outstanding
                                                                        Number              Weighted
                                                                          of                Average
                                                                        Shares           Exercise Price
                                                                        ------           --------------

          Balance at January 1, 1996                                    651,693              $1.67

          1996 activity:
             Granted                                                         -                  -
             Exercised                                                 (23,877)               1.55
             Canceled                                                  (10,091)               2.91
                                                                       --------
          Balance at December 31, 1996                                  617,725               1.65

          1997 activity:
             Granted                                                          -                 -
             Exercised                                                 (140,796)              1.65
             Canceled                                                    (2,569)              2.94
                                                                       --------
          Balance at December 31, 1997                                  474,360               1.65

          1998 activity:
             Granted                                                          -                 -
             Exercised                                                  (18,813)              1.48
             Canceled                                                      (236)              3.00
                                                                        -------
          Balance at December 31, 1998                                  455,311              $1.65
                                                                        =======


       At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.37 to $3.51 and 5 years, respectively.

       At December 31, 1998 and 1997, the number of options exercisable was 432,383 and 422,553, respectively and the weighted-average exercise price of those options was $1.62 and $1.73, respectively.

       The Company entered into stock option agreements not pursuant to any plan with certain directors, employees, founders and consultants. These options generally become exercisable according to a schedule of vesting as determined by the Compensation Committee of the Board of Directors. The options become exercisable in installments over a period of months or years. As of December 31, 1998, an aggregate of 597,257 common shares was reserved for issuance pursuant to such stock option agreements.

       In November 1996, the Compensation Committee granted to certain directors then in office an option to purchase 12,000 shares of common stock at an exercise price of $6.75 per share. Each stock option grant is exercisable in four cumulative annual installments of 3,000 shares commencing in November 1997 and expires in November 2006.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


       Activity for all of the above grants not issued pursuant to any plan is as follows:


                                                                             Options Outstanding
                                                                        Number              Weighted
                                                                          Of                Average
                                                                        Shares           Exercise Price
                                                                        ------           --------------

          Balance at January 1, 1996                                    646,301              $2.29

          1996 activity:
             Granted                                                    120,000               6.75
             Exercised                                                        -                 -
             Canceled                                                   (25,334)              5.09
                                                                       --------
          Balance at December 31, 1996                                  740,967               2.92

          1997 activity:
             Granted                                                          -                 -
             Exercised                                                 (115,647)              1.96
             Canceled                                                   (14,520)              6.20
                                                                       --------
          Balance at December 31, 1997                                  610,800               3.02

          1998 activity:
             Granted                                                          -                 -
             Exercised                                                        -                 -
             Canceled                                                   (13,543)              2.84
                                                                        --------
          Balance at December 31, 1998                                  597,257              $3.02
                                                                        ========

        At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.50 to $6.75 and
        6.5 years, respectively.

        At December 31, 1998 and 1997, the number of options exercisable was 427,704 and 295,684, respectively and the weighted-average exercise price of those options was $2.85 and $2.82, respectively.

        The 1996 Plan was adopted in May 1996. The options granted under the 1996 Plan may be either incentive stock options or nonqualified options. In December 1996, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and such increase was approved by the stockholders of the Company in June 1997. In December 1997, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased to 1,833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and approved by the stockholders of the Company in June 1998.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


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

        Activity under the 1996 Plan is as follows:

                                                                             Options Outstanding
                                                                        Number              Weighted
                                                                          of                Average
                                                                        Shares           Exercise Price
                                                                        ------           --------------

          Balance at January 1, 1996                                          -             $   -

          1996 activity:
             Granted                                                    369,864               6.58
             Exercised                                                        -                 -
             Canceled                                                         -                 -
                                                                      ---------
          Balance at December 31, 1996                                  369,864               6.58

          1997 activity:
             Granted                                                    671,250              11.28
             Exercised                                                  (40,813)              6.62
             Canceled                                                  (344,895)             14.60
                                                                      ---------
          Balance at December 31, 1997                                  655,406               7.17

          1998 activity:
             Granted                                                    941,145               3.13
             Exercised                                                  (17,133)              6.57
             Canceled                                                   (60,178)              6.68
                                                                      ---------
          Balance at December 31, 1998                                1,519,240             $ 4.70
                                                                      =========

       At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.69 to $14.00 and
       9.3 years, respectively.

       At December 31, 1998 and 1997, the number of options exercisable was 278,751 and 137,216, respectively, and the weighted average exercise price of those options was $6.40 and $6.72, respectively.

       The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


       statements. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date under SFAS No. 123, net loss and loss per share would have been reduced to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                          1998              1997             1996
                                                          ----              ----             ----
       Net loss - as reported                             $(29,690)         $(5,411)         $(2,441)
       Net loss - pro forma                               $(31,314)         $(6,546)         $(3,217)

       Loss per share - as reported                       $(2.32)           $(.44)           $(.39)
       Loss per share - pro forma                         $(2.44)           $(.54)           $(.51)

       Pro forma net loss reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                    1998                  1997                   1996
                                                    ----                  ----                   ----
       Expected dividend yield                      0%                    0%                     0%
       Expected stock price volatility              .88 to .99            0.79 to .99            .90
       Risk-free interest rate                      4.46% to 5.72%        5.65% to 6.36%         6.00% to 6.66%
       Expected life of options                     8 years               6 years                6 years

       The weighted average grant date fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $2.67 per share, $8.00 per share and $5.02 per share, respectively.

(12)   Accrued Expenses and Other Current Liabilities

       Accrued expenses and other current liabilities are comprised of the following:

                                                                    December 31,
                                                                    ------------
                                                               1998               1997
                                                               ----               ----

       Accrued legal costs                                 $1,175,000           $170,000
       Accrued 401(k) matching
         contributions                                         90,000                  -
       Accrued compensation                                   197,056            254,649
       Other accrued expenses
         and liabilities                                      267,965            179,497
                                                           ----------           --------
       Total                                               $1,730,021           $604,146
                                                           ==========           ========

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


(13)   Commitments and Contingencies

       Lease Commitments

       In October 1994, the Company entered into a sublease agreement with Union Carbide Corporation to sublease laboratory and office space in Tarrytown, New York. The term of this agreement is for a period of approximately three years commencing on May 15, 1995 and expiring on December 30, 1997. Pursuant to this agreement, the Company received the first four months rent free, which was amortized through December 30, 1997 so as to produce a level amount of rent expense over the life of the lease. The unamortized portion was included in accrued expenses and other current liabilities in the accompanying balance sheet.

       During 1997, the Company exercised its option to lease these facilities directly from the landlord for a five-year period commencing January 1, 1998. Upon the signing of the lease, the landlord paid the Company $140,000 which is included in accrued expenses and is being amortized over the life of the lease. From October 1, 1997 through December 31, 1998, the Company temporarily leased approximately 7,000 square feet from the landlord. The Company leased an additional 18,528 square feet of contiguous space during 1998 under the same terms as the original lease with the landlord. The Company also has an option to renew such lease for a five-year period commencing on January 1, 2003.

       In November 1994, the Company entered into an agreement to sublease laboratory and office space, in Lakewood, Colorado, from Colorado Bio/Medical Venture Center ("CBVC") for a period of 21 months ending on July 9, 1996. In March 1996, the Company extended the sublease agreement for eight additional months, therefore extending the lease expiration date to March 9, 1997 at which time the Company became a month-to-month tenant. The Company relocated its Lakewood, Colorado operations to New York and terminated its lease with CBVC on December 31, 1997. The approximate cost of the relocation was $349,000.

       Future minimum lease payments for each of the five years subsequent to December 31, 1998 and thereafter are $898,249 per year from 1999 through the year ended December 31, 2002.

       Rent expense, excluding utility and operating costs, for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $728,407, $759,800 and $620,600, respectively.

       Equipment Lease Line of Credit

       In November 1997, the Company signed a $3.5 million Master Lease Agreement ("Master Lease") with General Electric Capital Corporation ("GECC"). Under the agreement, the Company purchases equipment and then enters into a sale-leaseback arrangement with GECC whereby the Company sells the equipment to GECC and then leases back the equipment for a period of 37 months. The lease arrangements are considered operating leases for financial reporting purposes. Any gains recognized on the difference between

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


       the equipment's book value and sale price are booked to deferred revenue and recognized over the life of the lease.

       Pursuant to its Master Lease with GECC, the Company must maintain unrestricted cash, cash equivalents and investment grade securities (the "Cash Equivalents") of at least $10,000,000. In March 1999, the Company ceased to maintain Cash Equivalents of at least $10,000,000. Under the Master Lease, by April 15, 1999, the Company must notify GECC of the amount of Cash Equivalents of the Company and that the Company is not in compliance with the Master Lease. GECC may then require the Company to deliver to GECC within fifteen (15) days an irrevocable standby letter of credit (the "Letter of Credit") in the amount of the "stipulated loss value" of the equipment covered by the Master Lease (the "Equipment"), which amount is currently $3.1 million to secure the Company's obligations under the Master Lease. In order to obtain the Letter of Credit, the Company would most likely have to provide to the issuer thereof cash collateral in the amount of the Letter of Credit. If the Letter of Credit is not delivered, the Company will be in default under the Master Lease. If the Company does not cure such default with in thirty (30) days after written notice thereof from GECC, GECC may require the Company at its own cost and expense, to return the Equipment and to pay to GECC the stipulated loss value of the Equipment as liquidated damages and any rentals or other sums then due. GECC is not required to mitigate damages.

       The Company has made the following drawdowns against the Master Lease:

                                                                             Monthly
                                                                              Lease               Gain
                               Date                        Amount            Payment            Deferred
                               ----                        ------            -------            --------

             Round #1          November 1997              $600,871           $13,650            $80,936
             Round #2          December 1997               219,158             4,926             16,535
             Round #3          March 1998                  704,478            15,890             37,974
             Round #4          July 1998                   611,431            13,766             21,864
             Round #5          October 1998                748,434            15,985             34,519
             Round #6          December 1998               379,364             8,080              8,002
                                                        ----------           -------           --------

             Totals                                     $3,263,736           $72,297           $199,830
                                                        ==========           =======           ========

       The gains totaling $199,830 relating to the sale of the equipment to GE Capital were credited to deferred revenue on the balance sheet and are being amortized over the life of the individual leases. At December 31, 1998 and 1997, $45,965 and $3,281, respectively, of the deferred gain was recognized as gain on sale of equipment in the accompanying statement of operations.

       Future minimum lease payments for each of the three years subsequent to December 31, 1998 are $867,569, $861,730 and $439,850, respectively.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996


       Consulting Agreements

       The Company has entered into various consulting agreements. These agreements generally require the Company to pay consulting fees on a quarterly or per diem basis. These agreements are generally terminable at the Company's or the consultant's option.

(14)   Supplemental Cash Flow Information

                                                  1998           1997             1996
                                                  ----           ----             ----
       Cash payment for:
          Interest                              $21,000          $7,365         $110,416
          Income taxes                          $89,170         $28,541          $45,475

(15)   Employee Benefits

       The Company has a 401(k) savings plan in which all of its permanent employees are eligible to participate. Annually, the Company's Compensation Committee determines the amount the Company will match of the participants' contributions. In 1998, the Compensation Committee elected to match 25% of the participant's contribution up to a maximum of $2,500. In 1997, the Compensation Committee elected to match 25% of the participant's contribution up to a maximum of $3,500. In 1996, the Compensation Committee elected to match 50%, of the participant's contribution up to a maximum of 6% of the participant's salary. The total Company contribution for the years ended December 31, 1998, 1997 and 1996 were $89,976, $74,646 and $37,856, respectively. No matching contributions were made by the Company prior to December 31, 1996.

(16)   Subsequent Event

       SmithKline Beecham Milestone

       In January 1999, the Company achieved a research milestone in its collaboration with SmithKline Beecham Corporation. The milestone involved the identification, during 1998, of ligands for orphan G-Protein coupled receptors identified from the human genome. The Company received a $1.0 million payment for achieving the milestone, which payment was recorded as revenue in January 1999.

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

10.25                 Employment Agreement, dated as of June 30, 1998, between the Company and
                      Charles Woler. (4)

10.26                 Employment Agreement, dated as of September 10, 1998, between the Company and
                      Philip N. Sussman. (4)

10.27                 Agreement and Instructions to Stakeholder among the Company, SIBIA and Security
                      Trust Company entered into March 1999.

23                    Consent of KPMG LLP, independent auditors.

24                    Power of Attorney (filed as part of the signature page to this Report).

27                    Financial Data Schedule.

------------
(1) Filed with the Company's Registration Statement on Form S-8 (Registration No. 333- 21871), dated February 14, 1997.

(2) Filed with the Company's Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Commission on July 17, 1996.

(3)   Filed with the Company's Current Report on Form 8-K, dated March 7, 1997.

(4) Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.