Form 10-Q
period 1999-03-31
CADUS PHARMACEUTICAL CORP
filed 1999-05-13
CIK 911148

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended                March 31, 1999
                                                            --------------------



[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from  _________ to ______________.

                        Commission file number 0-28674 .

                        CADUS PHARMACEUTICAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                             13-3660391
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

777 Old Saw Mill River Road, Tarrytown, New York                 10591-6705
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                      (Zip Code)

         Registrant's Telephone Number, Including Area Code      (914) 467-6200
                                                             -------------------



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


The number of shares of registrant's common stock, $.01 par value, outstanding as of April 30, 1999 was 13,068,940.

                        CADUS PHARMACEUTICAL CORPORATION

                                      INDEX


                                                                                                  Page No.
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                                                         3

PART I       --   CONDENSED FINANCIAL INFORMATION

             Item 1.       Condensed Financial Statements

                           Condensed Balance Sheets - March 31, 1999 and December 31,                    4
                           1998

                           Condensed Statements of Operations - Three months ended March
                           31, 1999 and 1998                                                             5

                           Condensed Statements of Cash Flows - Three months ended
                           March 31, 1999 and 1998                                                       6

                           Notes to Condensed Financial Statements                                     7-8

             Item 2.       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                        9-11

             Item 3.       Quantitative and Qualitative Disclosures About Market Risk                   11

PART II      --   OTHER INFORMATION

             Item 1.       Legal Proceedings                                                            12

             Item 2.       Changes in Securities                                                        13

             Item 3.       Defaults Upon Senior Securities                                              13

             Item 4.       Submission of Matters to a Vote of Security Holders                          13

             Item 5.       Other Information                                                            13

             Item 6.       Exhibits and Reports on Form 8-K                                             13



SIGNATURES                                                                                              14

EXHIBIT INDEX                                                                                           15


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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                        Cadus Pharmaceutical Corporation

                            Condensed Balance Sheets

                                                                                       March 31,                December 31,
                                                                                         1999                       1998
                                                                                       ---------                ------------
                                                                                      (Unaudited)

                                     Assets

Current assets:
     Cash and cash equivalents                                                     $   8,205,519              $  10,975,528
     Restricted cash                                                                     286,000                    286,000
     Prepaid and other current assets                                                    555,362                    298,319
                                                                                   -------------              -------------
               Total current assets                                                    9,046,881                 11,559,847

Restricted cash-noncurrent (note 3)                                                   18,500,000                 18,500,000
Fixed assets, net of accumulated depreciation and amortization of
    $2,503,814 at March 31, 1999 and $2,254,840 at December 31, 1998                   2,674,266                  2,792,268
Investments in other ventures                                                          2,012,293                  2,334,081
Other assets, net                                                                      1,461,200                  1,400,870
                                                                                   -------------              -------------
               Total assets                                                        $  33,694,640              $  36,587,066
                                                                                   =============              =============


                      Liabilities and Stockholders' Equity


Current liabilities:
       Accounts payable                                                                $  54,197                 $  217,414
       Accrued expenses and other current liabilities                                    600,428                  1,730,021
       Deferred revenue                                                                  714,072                    150,584
                                                                                       ---------                   --------
               Total current liabilities                                               1,368,697                  2,098,019

       Reserve for litigation damages                                                 18,500,000                 18,500,000
                                                                                   -------------              -------------
               Total liabilities                                                      19,868,697                 20,598,019

Commitments and contingencies

Stockholders' equity:
       Common stock                                                                      132,106                    132,106
       Additional paid-in capital                                                     59,689,446                 59,689,446
       Accumulated deficit                                                           (45,695,534)               (43,532,430)
       Treasury stock                                                                   (300,075)                  (300,075)
                                                                                   -------------              -------------

               Total stockholders' equity                                             13,825,943                 15,989,047
                                                                                   -------------              -------------
               Total liabilities and stockholders' equity                          $  33,694,640              $  36,587,066
                                                                                   =============              =============



          See accompanying notes to the condensed financial statements

                               Cadus Pharmaceutical Corporation

                              Condensed Statements of Operations


                                                                 Three Months Ended
                                                                     March 31,
                                                             1999                 1998
                                                           --------             ---------
                                                          (Unaudited)          (Unaudited)
Revenues, principally from
    related parties                                       $ 3,038,776          $ 4,931,812


Costs and expenses:
    Research and development costs                          3,912,482            3,749,184
    General and administrative expenses                     1,315,216            1,236,585
                                                          -----------          -----------
       Total costs and expenses                             5,227,698            4,985,769
                                                          -----------          -----------


Operating loss                                             (2,188,922)              (53,957)
                                                          -----------          -----------
Other income (expense):
Net interest income                                           337,175              371,358
Loss of equity in other ventures, net                        (321,788)            (416,485)
Gain on sale of equipment                                      16,203                7,903
                                                          -----------          -----------
       Total other income (expense)                          31,590              (37,224)
                                                          -----------          -----------
Loss before income taxes                                   (2,157,332)             (91,181)

State and local taxes                                           5,772                3,635
                                                          -----------          -----------
Net loss                                                  $(2,163,104)         $   (94,816)
                                                          ===========          ===========
Basic net loss per share (note 2)                             $ (0.17)         $     (0.01)
                                                          ===========          ===========

Shares used in calculation of basic net
    loss per share (note 2)                                13,068,940           12,375,245
                                                          ===========          ===========



     See accompanying notes to the condensed financial statements

                        Cadus Pharmaceutical Corporation

                       Condensed Statements of Cash Flows

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                           1999                1998
                                                                                         ---------           ---------
                                                                                        (Unaudited)         (Unaudited)
Cash flows from operating activities:
Net loss                                                                              $  (2,163,104)     $     (94,816)
Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                    274,404            234,066
           Loss of equity in other ventures                                                 321,788            416,485
           Other non-cash gain                                                              (16,203)            (7,903)
           Changes in assets and liabilities:
                Increase in prepaid and other current assets                               (257,043)           (88,276)
                Decrease (increase) in other assets                                          81,740            (17,514)
                Increase in deferred revenue                                                579,691                  -
                (Decrease) in accounts payable                                             (163,217)          (784,657)
                (Decrease) in accrued expenses and other current liabilities             (1,129,593)            (9,016)
                                                                                      -------------      --------------
                         Net cash used in operating activities                           (2,471,537)          (351,631)
                                                                                      -------------      --------------
Cash flows from investing activities:
            Acquisition of fixed assets                                                    (141,822)          (292,965)
            Sale of fixed assets                                                             10,850            704,661
            Patent costs                                                                   (167,500)           (72,771)
                                                                                      -------------      --------------
                         Net cash (used in) provided by investing activities               (298,472)           338,925
                                                                                      -------------      --------------
Cash flows from financing activities:
            Proceeds from issuance of common stock upon exercise of stock options                 -            143,041
                                                                                      -------------      --------------
                         Net cash provided by financing activities                                -            143,041
                                                                                      -------------      --------------
                         Net (decrease) increase in cash and cash equivalents            (2,770,009)           130,335

 Cash and cash equivalents at beginning of period                                        10,975,528         36,761,516
                                                                                      -------------      --------------
 Cash and cash equivalents at end of period                                           $   8,205,519      $  36,891,851
                                                                                      =============      ==============




          See accompanying notes to the condensed financial statements

                        Cadus Pharmaceutical Corporation

                     Notes to Condensed Financial Statements

(1)     Organization and Basis of Preparation

       The information presented as of March 31, 1999 and for the three-month period then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 1998 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998.

       The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

(2)     Net Loss Per Share

       For the three-month periods ended March 31, 1999 and 1998, basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive.

(3)     Patent Litigation

       In July 1996, SIBIA Neurosciences, Inc. ("SIBIA") commenced a patent infringement action against the Company alleging infringement by the Company of a patent concerning the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict, in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999, the United States District Court granted SIBIA's request for injunctive relief that precludes the Company from using the method claimed in SIBIA's patent. On February 26, 1999, the United States District Court denied the Company's motions to set aside the jury verdict, to grant a new trial and to reduce or set aside the $18.0 million damage award by the jury. The Company has appealed the judgement. The appeal will be heard by the Court of Appeals for the Federal Circuit in Washington, D.C. In order to stay execution pending appeal of the $18.0 million judgement obtained by SIBIA, in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgement in the event the Company were to lose the appeal. Such $18.5 million was classified, as of December 31, 1998, as "restricted cash noncurrent" and the Company's "cash and cash equivalents" was reduced by $18.5 million. The Company recorded a reserve for litigation damages of $18.5 million in the statement of operations for the year ended December 31, 1998.

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

                     Notes to Condensed Financial Statements

(4)     Research Funding

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

(5)     Supplemental Cash Flow Information

                                                      Three Months
                                                     ended March 31,
                                                1999                 1998
                                             ------------------------------
          Cash payments for:

          Income taxes....................     $5,772              $43,635
                                               ======              =======



(6)     Subsequent Events

       In April 1999, the Company completed a restructuring by eliminating 23 positions. The restructuring will reduce operating expenses and concentrate the Company's resources on its internal drug discovery and genomics based programs.

       In May 1999, the Company retained a financial advisor to explore strategic alternatives, including the possible sale or merger of the Company.

       Pursuant to its Master Lease with GECC, the Company must maintain unrestricted cash, cash equivalents and investment grade securities (the "Cash Equivalents") of at least $10,000,000. In March 1999, the Company ceased to maintain Cash Equivalents of at least $10,000,000. In accordance with the Master Lease, the Company notified GECC in April 1999 of the amount of Cash Equivalents of the Company at March 31, 1999 and that the Company is not in compliance with the Master Lease. Pursuant to the Master Lease, on May 5, 1999, GECC demanded that Company deliver to GECC within thirty (30) days an irrevocable standby letter of credit (the "Letter of Credit") in the amount of the "stipulated loss value" of the equipment covered by the Master Lease (the "Equipment"), which amount is currently approximately $2.9 million, to secure the Company's obligations under the Master Lease. In order to obtain the Letter of Credit, the Company would have to provide to the issuer thereof cash collateral in the amount of the Letter of Credit. If the Letter of Credit is not delivered, the Company will be in default under the Master Lease. If the Company does not cure such default within thirty (30) days after written notice thereof from GECC, GECC may require the Company at its own cost and expense, to return the Equipment and to pay to GECC the stipulated loss value of the Equipment as liquidated damages and any rentals or other sums then due. GECC is not required to mitigate damages.

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

     The Company has incurred operating losses in each year since its inception including net losses of approximately $2.2 million during the three-month period ended March 31, 1999. At March 31, 1999, the Company had an accumulated deficit of approximately $45.7 million which includes an $18.5 million reserve for litigation damages with respect to the patent infringement litigation with SIBIA Neurosciences, Inc. ("SIBIA"), which was accrued as of December, 1998. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative expenses associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. The Company expects to continue to incur substantial additional operating losses as a result of funding its research and product development.

     Results of Operations

     Three months Ended March 31, 1999 and March 31, 1998

     Revenues

     Revenues for the three months ended March 31, 1999 decreased to $3.0 million from $4.9 million for the same period in 1998. This decrease was attributable primarily to the Company only receiving a research milestone payment of $1.0 million from SmithKline Beecham ("SmithKline") in the first quarter of 1999 rather than the $2.0 million technology development fee it received from SmithKline in the first quarter of 1998. In addition, the research funding received from Bristol-Myers Squibb for the first quarter of 1999 was approximately $500,000 less than that received for the first quarter of 1998.

     Operating Expenses

     The Company's research and development expenses for the three months ended March 31, 1999 increased to $3.9 million from $3.7 million for the same period in 1998. This increase was attributable primarily to an increase in research personnel and equipment leasing costs.

     General and administrative expenses for the three months ended March 31, 1999 increased to $1.3 million from $1.2 million for the same period in 1998. This increase was attributable primarily an increase in facility related expenses.

     Net Interest Income

     Net interest income for the three months ended March 31, 1999 decreased to $337,000 from $371,000 for the same period in 1998. This decrease related primarily to the decrease in the Company's cash reserves.

     Equity in Other Ventures

     Equity in other ventures reflects losses and gains associated with the Company's two investments. For the three months ended March 31, 1999 and 1998, the Company recognized gains of $1,457 and $7,515, respectively, related to its investment in Laurel Partners Limited Partnership. For the three months ended March 31, 1999 and 1998, the Company recognized $323,245 and $424,000, respectively, in losses generated by Axiom Biotechnologies Inc. ("Axiom"). The Company's investment in Axiom is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses prior to an investment made by JAFCO Co., Ltd., ("JAFCO") in Axiom in June 1998. Following the JAFCO investment the Company began recognizing 50% of the net losses generated by Axiom which is the extent to which the Company is deemed to be funding such losses.

     Net Loss

     The net loss for the three months ended March 31, 1999 increased to $2.2 million from $95,000 for the same period in 1998. This increase can be attributed to a decrease in the Company's revenues and interest income accompanied by an increase in operating expenses as described above.

     Liquidity and Capital Resources

     At March 31, 1999, the Company held cash and cash equivalents of $8.5 million. The Company's working capital at March 31, 1999 was $7.7 million.

     For the three-month period ended March 31, 1999, the Company invested approximately $142,000 in property and equipment.

     Pursuant to its Master Lease with GECC, the Company must maintain unrestricted cash, cash equivalents and investment grade securities (the "Cash Equivalents") of at least $10,000,000. In March 1999, the Company ceased to maintain Cash Equivalents of at least $10,000,000. In accordance with the Master Lease, the Company notified GECC in April 1999 of the amount of Cash Equivalents of the Company at March 31, 1999 and that the Company is not in compliance with the Master Lease. Pursuant to the Master Lease, on May 5, 1999, GECC demanded that Company deliver to GECC within thirty (30) days an irrevocable standby letter of credit (the "Letter of Credit") in the amount of the "stipulated loss value" of the equipment covered by the Master Lease (the "Equipment"), which amount is currently approximately $2.9 million, to secure the Company's obligations under the Master Lease. In order to obtain the Letter of Credit, the Company would have to provide to the issuer thereof cash collateral in the amount of the Letter of Credit. If the Letter of Credit is not delivered, the Company will be in default under the Master Lease. If the Company does not cure such default within thirty (30) days after written notice thereof from GECC, GECC may require the Company at its own cost and expense, to return the Equipment and to pay to GECC the stipulated loss value of the Equipment as liquidated damages and any rentals or other sums then due. GECC is not required to mitigate damages.

     The Company believes that its existing capital resources, together with interest income and future payments due under its research collaborations, will be sufficient to support its current and projected funding requirements through the end of 1999. The Company will seek to reduce its expenditures in order to preserve its financial resources and extend the period of time that its financial resources will be able to support its operations. In April 1999, the Company completed a restructuring by eliminating 23 positions. The restructuring will reduce operating expenses and concentrate the Company's resources on its internal drug discovery and genomics based programs. This forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the outcome of the appeal of the judgement in the SIBIA patent litigation, the progress of its drug discovery programs, competitive and technological developments, the continuation of its existing collaborative agreements and the establishment of additional collaborative agreements, and the progress of the development efforts of the Company's corporate partners. The Company expects that it will require significant additional financing in the future, which it may seek to raise through public or private equity offerings, debt financing or additional corporate partnerships. No assurance can be given that such additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to the Company. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's stockholders.

     In May 1999, the Company retained a financial advisor to explore strategic alternatives, including the possible sale or merger of the Company.

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

     New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting . The Company does not believe that the implementation of SFAS 133 will have a material effect on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  The Company is not a party to any material legal proceedings other than SIBIA Neurosciences, Inc. v. Cadus Pharmaceutical Corporation. SIBIA commenced an action on July 9, 1996 in the United States District Court for the Southern District of California alleging infringement by the Company of a patent covering the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays, and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999, the United States District Court granted SIBIA's request for injunctive relief that precludes the Company from using the method claimed in SIBIA's patent. The injunction does not bar the Company form engaging in development of screening assays. The injunction also does not bar the Company from providing certain specified screening assays to Bristol-Myers Squibb or SmithKline Beecham which utilize a readout covered by the SIBIA patent, and does not bar Bristol-Myers Squibb or SmithKline Beecham from using those assays for screening purposes, up to a specified maximum number of compounds and/or natural product samples. Additionally, the injunction does not bar any action which is wholly outside the United States by Solvay Pharmaceuticals or any other entity. On February 26, 1999, the United States District Court denied the Company's motions to set aside the jury verdict, to grant a new trial and to reduce or set aside the $18.0 million damage award by the jury. The Company has appealed the judgement. The appeal will be heard by the Court of Appeals for the Federal Circuit in Washington, D.C. In order to stay execution pending appeal of the $18.0 million judgement obtained by SIBIA, in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgement in the event the Company were to lose the appeal. Such $18.5 million was classified, as of December 31, 1998, as "restricted cash noncurrent" and the Company's "cash and cash equivalents" was reduced by $18.5 million. The Company has begun implementing alternative readout methods in its screening assays. Until these alternative readout methods are further developed and commercially tested, certain aspects of the drug discovery efforts of the Company and its collaborative partners will be delayed. If there are delays in further developing and commercially testing these alternative readout methods, the Company's relationship with its collaborative partners could be materially adversely affected. If the Company is not successful in materially reducing or setting side the $18.0 million damage award on appeal, the business, financial condition and results of operations of the Company will be materially adversely affected. The costs of and the diversion of Company resources associated with this litigation have had a material adverse effect on the business, financial condition, results of operations and liquidity of the Company.

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

Item 2.           Changes in Securities and Use of Proceeds

                  The information provided below represents a reasonable estimate of the application through March 31, 1999 of the net proceeds of $19,783,140 which were received from the Company's initial public offering on July 17, 1996:


                              Construction of plant, building and facilities                                $829,101
                              Purchase and installation of machinery and equipment                        $2,468,061
                              Research and license payments to others                                     $1,928,843
                              Investment in companies complementary to the
                                   Company's business                                                     $2,150,000
                              Working capital used to fund operations                                     $9,328,567

                  Except for payments described in the following sentence, the application of the net offering proceeds listed above represents direct payments to others. No payments were made to directors or officers or to their associates except for payments made in the ordinary course of business which include, but may not be limited to, the payment of officer salaries, fringe benefits, and expense reimbursements or compensation paid to directors for their services provided to the Company under consulting arrangements. At March 31, 1999, the Company had $3,078,568 of net offering proceeds that were still not utilized.

Item 3.           Defaults Upon Senior Securities

                  Nothing to report.

Item 4.           Submission of Matters to a Vote of Security Holders

                  Nothing to report.

Item 5.           Other Information

                  On May 3, 1999, the Company announced that it had retained Hambrecht & Quist LLC as its financial advisor to explore strategic alternatives that could enhance shareholder value, including the possible sale or merger of the Company.

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

                           CADUS PHARMACEUTICAL CORPORATION
                           (Registrant)

Date: May 13, 1999      By
                           ----------------------------------------------
                           James S. Rielly
                           Vice President of Finance, Treasurer and Secretary (Authorized Officer and Principal Financial Officer)

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

                     Exhibit No.               Description

                          27                   Financial Data Schedule