Form 10-K/A
period 1998-12-31
CADUS PHARMACEUTICAL CORP
filed 1999-05-17
CIK 911148

                                 FORM 10-K/A
                              (Amendment No. 1)

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

     Cadus Pharmaceutical Corporation hereby files this Amendment No. 1 on Form 10-K/A to amend and restate in their entirety Part II, Item 6 and Part III, Item 11 of its Annual Report on Form 10-K for the fiscal year ended December 31,1998.

Item 6.  Selected Financial Data.

         The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included elsewhere in this Report.

                                                                                      Year Ended December 31,
                                                 1998               1997               1996              1995             1994
                                                 ----               ----               ----              ----             ----
Statement of Operations Data:                                    (in thousands, except per share data)
Revenues............................            $12,576            $9,013             $6,500            $4,418           $1,355
Operating costs and expenses:
   Research and development.........             15,389            11,561              8,283             5,383            2,246
   General and administrative.......              8,977             4,092              2,315             1,376              937
                                               --------           -------            -------           -------          -------
Total operating costs and
    expenses........................             24,366            15,653             10,598             6,759            3,183
                                               --------            ------            -------           -------          -------
Operating loss......................            (11,790)           (6,640)            (4,098)           (2,341)          (1,828)
Net loss    ........................           $(29,690)(1)       $(5,411)           $(2,441)          $(1,482)(2)      $(1,393)
                                               ========           =======            =======           =======          =======
Net loss per share (3)..............             $(2.32)            $(.44)             $(.39)           $(1.07)
                                               ========           =======            =======           =======
Shares used in calculation of
     net loss per share.............         12,811,525        12,225,463          6,280,917         1,382,139

                                                                                           December 31,
                                                1998               1997               1996              1995              1994
                                                ----               ----               ----              ----              ----
Balance Sheet Data:                                                                      (in thousands)
Cash and cash equivalents..........           $11,262(4)          $36,762            $43,153           $25,683          $14,406
Total assets.......................            36,587              42,241             47,287            30,725           15,740
Short-term debt....................                --                 150                 13             2,397              203
Long-term debt.....................                --                  --                166                29               46
Accumulated deficit................           (43,532)            (13,842)            (8,431)           (5,991)          (4,508)
Stockholders' equity (deficit).....            15,989              40,500             45,181            27,723           14,534

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

Option Grants

         The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1998 by the Company to the Named Executive Officers:

                                         Option Grants in Last Fiscal Year

                                                       Individual Grants
                                ---------------------------------------------------------------
                                                                                                      Potential Realizable Value
                                                   Percent of                                           At Assumed Annual Rates
                                                     Total                                                   of Stock Price
                                Securities          Options                                             Appreciation for Option
                                Underlying         Granted to        Exercise                                  Terms ($)
                                  Options         Employees in         Price         Expiration       ------------------------------
           Name                 Granted (#)       Fiscal Year        ($/share)          Date                 5%               10%
           ----                 -----------       -----------        ---------         ------                --               ---
Charles Woler..............        295,145            31.36            2.75           10/1/08            1,322,090        2,105,208

Philip N. Sussman..........        100,000            10.63            2.75           9/10/08              172,946          438,279
                                    95,000            10.09            2.75           9/10/08              164,299          416,365
                                    20,000             2.13            2.75           9/10/08               34,589           87,655
                                    20,000             2.13            2.75           9/10/08               34,589           87,655
                                    20,000             2.13            2.75           9/10/08               34,589           87,655

David R. Webb..............         20,000             2.13            2.688         11/16/08               33,809           85,680

Arlindo L. Castelhano......         25,000             2.66            8.563          3/16/08              134,631          341,180
                                     7,500             0.8             2.688         11/16/08               12,679           32,130

James S. Rielly............         20,000             2.13            2.688         11/16/08               33,809           85,680

Jeremy M. Levin............              -             -               -                    -              137,668               --

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


         Name                                       Title                                            Date
         ----                                       -----                                            ----
/s/ Charles Woler                 Chief Executive Office and President                           May 10, 1999
---------------------------       (Principal Executive Officer)
Charles Woler

/s/ James S. Rielly               Vice President of Finance, Secretary and Treasurer             May 10, 1999
---------------------------       (Principal Accounting Officer)
James S. Rielly


--------------------------        Director                                                       May __, 1999
Carl C. Icahn


--------------------------        Director                                                       May __, 1999
Theodore Altman

        *                         Director                                                       May 10, 1999
--------------------------
James R. Broach

        *
--------------------------        Director                                                       May 10, 1999
Harold First

        *
--------------------------        Director                                                       May 10, 1999
Russell Glass


--------------------------        Director                                                       May __, 1999
William H. Koster

        *
--------------------------        Director                                                       May 10, 1999
Peter S. Liebert


--------------------------        Director                                                       May __, 1999
Robert J. Mitchell

        *
--------------------------        Director                                                       May 10, 1999
Siegfried G. Schaefer

        *                         Director                                                       May 10, 1999
--------------------------
Nicole Vitullo

        *                         Director                                                       May 10, 1999
--------------------------
Samuel D. Waksal

        *                         Director                                                       May 10, 1999
--------------------------
Jack G. Wasserman

* By: /s/ James S. Rielly
      --------------------
      James S. Rielly,
      Attorney-in-fact