Form 10-Q
period 1999-06-30
CADUS PHARMACEUTICAL CORP
filed 1999-08-16
CIK 911148

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended     June 30, 1999
                                                     -------------



[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____.

                        Commission file number 0-28674.
                                               -------


                        CADUS PHARMACEUTICAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                      Delaware                                13-3660391
---------------------------------------------    ------------------------------
(State or Other Jurisdiction of Incorporation    (I.R.S. Employer Identification
or Organization)                                  No.)

  777 Old Saw Mill River Road, Tarrytown, New York             10591-6705
-----------------------------------------------------    -----------------------
     (Address of Principal Executive Offices)                  (Zip Code)

  Registrant's Telephone Number, Including Area Code         (914) 467-6222
                                                         -----------------------

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

The number of shares of registrant's common stock, $.01 par value, outstanding as of June 30, 1999 was 13,068,940.

                        CADUS PHARMACEUTICAL CORPORATION

                                      INDEX


                                                                                               Page No.
                                                                                               --------

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                                                   3

PART I  --   CONDENSED FINANCIAL INFORMATION

        Item 1.       Condensed Financial Statements

                      Condensed Balance Sheets - June 30, 1999 and December 31, 1998                4

                      Condensed Statements of Operations - Three and six months
                      ended June 30, 1999 and 1998                                                  5

                      Condensed Statements of Cash Flows - Six months ended
                      June 30, 1999 and 1998                                                        6

                      Notes to Condensed Financial Statements                                     7-9

        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                       10-13

        Item 3.       Quantitative and Qualitative Disclosures About Market Risk                   13


PART II --   OTHER INFORMATION

        Item 1.       Legal Proceedings                                                            14

        Item 2.       Changes in Securities and Use of Proceeds                                    14

        Item 3.       Defaults Upon Senior Securities                                              15

        Item 4.       Submission of Matters to a Vote of Security Holders                          15

        Item 5.       Other Information                                                            15

        Item 6.       Exhibits and Reports on Form 8-K                                             20


SIGNATURES                                                                                         21

EXHIBIT INDEX                                                                                      22


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

      Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, technological uncertainties regarding the Company's technologies, the Company's capital needs and uncertainty of future funding, risks and uncertainties relating to the Company's ongoing litigation with SIBIA Neurosciences, Inc. ("SIBIA"), including uncertainties relating to the outcome of appeals and the re-examination of SIBIA's patent at issue in the litigation, risks and uncertainties relating to the Company's ability to realize value from its assets, the Company's dependence on proprietary technology and the unpredictability of patent protection, intense competition in the pharmaceutical and biotechnology industries, rapid technological development that may result in the Company's technologies becoming obsolete, as well as other risks and uncertainties discussed in the Company's prospectus dated July 17, 1996.

                        Cadus Pharmaceutical Corporation

                            Condensed Balance Sheets


                                                                                         June 30,                 December 31,
                                                                                           1999                       1998
                                                                                        -----------               -----------
                                                                                        (Unaudited)

                                     Assets
Current assets:
     Cash and cash equivalents                                                            $6,977,580               $10,975,528
     Restricted cash                                                                         296,348                   286,000
     Prepaid and other current assets                                                        215,418                   298,319
               Total current assets                                                        7,489,346                11,559,847

Restricted cash- noncurrent (note 3)                                                      18,640,915                18,500,000
Fixed assets, net of accumulated depreciation and amortization of
    $2,760,062 at June 30, 1999 and $2,254,840 at December 31, 1998                        2,438,432                 2,792,268
Investments in other ventures                                                              1,653,149                 2,334,081
Other assets, net                                                                          1,436,769                 1,400,870
                                                                                         -----------               -----------
               Total assets                                                              $31,658,611               $36,587,066
                                                                                         ===========               ===========


                      Liabilities and Stockholders' Equity
Current liabilities:
       Accounts payable                                                                  $   943,855                  $217,414
       Accrued expenses and other current liabilities                                        539,665                 1,730,021
       Deferred revenue                                                                      303,680                   150,584
                                                                                         -----------               -----------
               Total current liabilities                                                   1,787,200                 2,098,019

       Reserve for litigation damages                                                     18,640,915                18,500,000
                                                                                         -----------               -----------
               Total liabilities                                                          20,428,115                20,598,019

Commitments and contingencies

Stockholders' equity:
        Common stock                                                                         132,106                   132,106
        Additional paid-in capital                                                        59,689,446                59,689,446
        Accumulated deficit                                                              (48,290,981)              (43,532,430)
        Treasury stock                                                                      (300,075)                 (300,075)
                                                                                         -----------               -----------
               Total stockholders' equity                                                 11,230,496                15,989,047
                                                                                         ===========               ============
               Total liabilities and stockholders' equity                                $31,658,611               $36,587,066
                                                                                         ===========               ===========

               See accompanying notes to the condensed financial statements

                        Cadus Pharmaceutical Corporation

                       Condensed Statements of Operations



                                               Three Months Ended                 Six Months Ended
                                                    June 30,                          June 30,
                                             1999             1998             1999             1998
                                          ----------       ----------      ----------        ----------
                                          (Unaudited)      (Unaudited)     (Unaudited)       (Unaudited)
Revenues, principally from
    related parties                       $  2,038,776    $  2,508,213     $ 5,077,552     $ 7,440,025

Costs and expenses:
    Research and development costs           3,267,405       3,487,896       7,179,887       7,237,080
    General and administrative expenses      1,126,967       1,776,716       2,442,183       3,013,301
                                          ------------    ------------    ------------    ------------

       Total costs and expenses              4,394,372       5,264,612       9,622,070      10,250,381
                                          ------------    ------------    ------------    ------------

Operating loss                              (2,355,596)     (2,756,399)     (4,544,518)     (2,810,356)
                                          ------------    ------------    ------------    ------------
Other income (expense):
Net interest income                             79,627         597,896         416,802         969,254
Loss of equity in other ventures, net         (359,144)       (186,240)       (680,932)       (602,725)
Gain on sale of equipment                       16,203         (18,617)         32,406         (10,714)
                                          ------------    ------------    ------------    ------------
       Total other income (expense)           (263,314)        393,039        (231,724)        355,815
                                          ------------    ------------    ------------    ------------

Loss before income taxes                    (2,618,910)     (2,363,360)     (4,776,242)     (2,454,541)
State and local taxes                          (23,463)         38,639         (17,691)         42,274
                                          ------------    ------------    ------------    ------------
Net loss                                  $ (2,595,447)   $ (2,401,999)   $ (4,758,551))  $ (2,496,815)
                                          ============    ============    ============    ============
Basic net loss per share (note 2)         $      (0.20)   $      (0.19)   $      (0.36)   $      (0.20)
                                          ============    ============    ============    ============
Shares used in calculation of basic net
    loss per share (note 2)                 13,068,940      12,733,059      13,068,940      12,554,152
                                          ============    ============    ============    ============


          See accompanying notes to the condensed financial statements

                        Cadus Pharmaceutical Corporation

                       Condensed Statements of Cash Flows


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                         1999                1998
                                                                                      ----------         ----------
                                                                                      (Unaudited)        (Unaudited)
Cash flows from operating activities:
Net loss                                                                                $(4,758,551)       $(2,496,815)
Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                    557,083            463,447
           Loss of equity in other ventures                                                 680,932            602,725
           Other non-cash gain                                                              (32,406)            10,511
           Changes in assets and liabilities:
                Decrease (increase) in prepaid and other current assets                      82,901           (286,504)
                Decrease (increase) in other assets                                          79,741            (41,832)
                Increase in deferred revenue                                                185,501                204
                Increase (decrease) in accounts payable                                     726,441           (196,948)
                Decrease in accrued expenses and other current liabilities               (1,190,356)           (94,867)
                Reserve for litigation damages                                              140,915                  -
                                                                                        -----------         ----------

                         Net cash used in operating activities                          $(3,527,799)        (2,040,079)
                                                                                        ===========         ==========

Cash flows from investing activities:
            Acquisition of fixed assets                                                    (162,236)        (1,458,583)
            Sale of fixed assets                                                             10,850            724,661
            Investments in other ventures                                                         -         (2,000,000)
            Increase in restricted cash                                                    (151,263)
            Patent costs                                                                   (167,500)          (251,598)
                                                                                        -----------         ----------

                         Net cash used in investing activities                             (470,149)        (2,985,520)
                                                                                        -----------         ----------

Cash flows from financing activities:
            Proceeds from issuance of common stock upon exercise of stock options                 -          5,178,280
                                                                                        -----------         ----------
                         Net cash provided by financing activities                                -          5,178,280
                                                                                        -----------         ----------
                         Net (decrease) increase in cash and cash equivalents            (3,997,948)           152,681

 Cash and cash equivalents at beginning of period                                        10,975,528         36,761,516
                                                                                        -----------         ----------

 Cash and cash equivalents at end of period                                              $6,977,580        $36,914,197
                                                                                         ==========        ===========


          See accompanying notes to the condensed financial statements

                        Cadus Pharmaceutical Corporation

                     Notes to Condensed Financial Statements

(1)    Organization and Basis of Preparation

       The information presented as of June 30, 1999 and for the three and six-month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 1998 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998.

       The results of operations for the three-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

(2)    Net Loss Per Share

       For the three and six-month periods ended June 30, 1999 and 1998, basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive.

(3)    Patent Litigation

       In July 1996, SIBIA commenced a patent infringement action against the Company alleging infringement by the Company of a patent concerning the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999, the United States District Court granted SIBIA's request for injunctive relief that precludes the Company from using the method claimed in SIBIA's patent. On February 26, 1999, the United States District Court denied the Company's motions to set aside the jury verdict, to grant a new trial and to reduce or set aside the $18.0 million damage award by the jury. The Company has appealed the judgment. The appeal will be heard by the Court of Appeals for the Federal Circuit in Washington, D.C. In order to stay execution pending appeal of the $18.0 million judgment obtained by SIBIA, in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgment in the event the Company were to lose the appeal. Such $18.5 million was classified, as of December 31, 1998, as "restricted cash noncurrent" and the Company's "cash and cash equivalents" was reduced by $18.5 million. The Company recorded a reserve for litigation damages of $18.5 million in the statement of operations for the year ended December 31, 1998. Interest earned on the restricted cash balances has been added to the reserve for litigation damages.

       In January 1999, the U.S. Patent and Trademark Office granted the Company's request to re-examine the patent issued to SIBIA that was the subject of the litigation. The re-examination by the Patent and Trademark Office is independent of the litigation and a final decision by the Patent and Trademark Office that SIBIA's patent is invalid would take precedence over the jury verdict. There can be no assurance that the Patent and Trademark Office will find SIBIA's patent to be invalid.

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

(5)   Supplemental Cash Flow Information

                                               Six months ended June 30,
                                                1999                1998

        Cash payments for:

        Income taxes                           $12,309            $25,274
                                               =======            =======

(6)    Subsequent Event

       On July 30, 1999, the Company sold to OSI Pharmaceuticals, Inc. ("OSI"), pursuant to an asset purchase agreement, its drug discovery programs focused on G-protein-coupled receptors, its directed library of approximately 150,000 small molecule compounds specifically designed for drug discovery in the G protein-coupled receptor arena, its collaboration with Solvay Pharmaceuticals B.V. ("Solvay Pharmaceuticals"), its lease to its research facility in Tarrytown, New York together with the furniture and fixtures and its lease to equipment in the facility, and its inventory of laboratory supplies. Pursuant to such sale transaction, OSI assumed the Company's lease to the Company's research facility in Tarrytown, New York, the Company's equipment lease with General Electric Capital Corporation ("GECC") and the Company's research collaboration and license agreement with Solvay Pharmaceuticals. OSI also hired more than 45 of the Company's scientific and administrative personnel. As consideration for the sale, the Company received approximately $1,500,000 in cash and OSI assumed certain liabilities of the Company relating to employees hired by OSI aggregating approximately $150,000. In addition, the Company would be entitled to royalties and up to $3.0 million in milestone payments on the first product derived from compounds sold to OSI or from the collaboration with Solvay Pharmaceuticals. The Company licensed to OSI on a non-exclusive basis certain technology solely to enable OSI to fulfill its obligations under the collaboration with Solvay Pharmaceuticals. The Company also licensed to OSI on a non-exclusive basis certain proprietary software and technology relating to chemical resins in order to enable OSI to fully benefit from the compounds it

                        Cadus Pharmaceutical Corporation

                     Notes to Condensed Financial Statements

       acquired from the Company.

       The Company is retaining ownership of all its other assets, including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, and genetic engineering tools, its program to identify and isolate human orphan G protein-coupled receptors and elucidate their function, its proprietary software, its genomics databases related to G protein-coupled receptors, the LivingChip program, all assays and technologies reverting to it from its collaboration with Bristol-Myers Squibb Company, a 30% equity position in Axiom Biotechnologies Inc., the Company's current cash and cash equivalents, and the approximately $18.7 million being held in escrow pending appeal of the verdict in favor of SIBIA.

       The Company ceased its drug discovery operations and research efforts for collaborators as a result of the transaction. Pursuant to a research agreement, OSI will assist the Company in winding up its research efforts on behalf of SmithKline Beecham Corporation and SmithKline Beecham p.l.c. Consequently, the Company has terminated all employees who were not hired by OSI, except for four employees who will work for the Company through August 31, 1999 and two officers.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

     The Company was incorporated in 1992 and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, the Company sold its drug discovery assets to OSI and ceased its internal drug discovery operations and research efforts for collaborative partners. Pursuant to such sale transaction, OSI assumed the Company's lease to its research facility in Tarrytown, New York, the Company's equipment lease with GECC, and the Company's research collaboration and license agreement with Solvay Pharmaceuticals. OSI hired more than 45 of the Company's scientific and administrative personnel. The Company also terminated all employees who were not hired by OSI, except for four employees who will work for the Company only through August 31, 1999 and two officers.

     The Company has incurred operating losses in each year since its inception including net losses of approximately $4.6 million during the six-month period ended June 30, 1999. At June 30, 1999, the Company had an accumulated deficit of approximately $48.3 million which includes an $18.5 million reserve for litigation damages with respect to the patent infringement litigation with SIBIA Neurosciences, Inc. ("SIBIA"), which was accrued as of December 31, 1998. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative expenses associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company will cease to have revenues but also expects to substantially reduce its operating expenses. Accordingly, the Company expects that its operating losses will be significantly reduced commencing July 31, 1999.

     Results of Operations

     Six months Ended June 30, 1999 and June 30,1998

     Revenues

     Revenues for the six months ended June 30, 1999 decreased to $5.1 million from $7.4 million for the same period in 1998. This decrease was attributable primarily to the Company only receiving a research milestone payment of $1.0 million from SmithKline Beecham ("SmithKline") in the first quarter of 1999 as compared to the $2.0 million technology development fee it received from SmithKline in the first quarter of 1998. In addition, the research funding received from Bristol-Myers Squibb for the six months of 1999 was approximately $800,000 less than that received for the first six months of 1998.

     Operating Expenses

     The Company's research and development expenses for the six months ended June 30, 1999 was $7.2 million and did not change from that for the same period in 1998. Increases in patent related costs and severance expense related to the Company layoffs in April of 1999 was offset by lower outside research and license expenses in the first half of 1999.

     General and administrative expenses for the six months ended June 30, 1999 decreased to $2.4 million from $3.0 million for the same period in 1998. This decrease is attributable primarily to the decrease in litigation expenses.

     Net Interest Income

     Net interest income for the six months ended June 30, 1999 decreased to $416,000 from $1.0 million for the same period in 1998. This decrease is attributable primarily to the decrease in the Company's unrestricted cash balances.

     Equity in Other Ventures

     Equity in other ventures reflects losses and gains associated with the Company's two investments. For the six months ended June 30, 1999 and 1998, the Company recognized gains of $2,957 and $7,594, respectively, related to its investment in Laurel Partners Limited Partnership. For the six months ended June 30, 1999 and 1998, the Company recognized $683,889 and $610,319, respectively, in losses generated by Axiom Biotechnologies Inc. ("Axiom"). The Company's investment in Axiom is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses prior to an investment made by JAFCO Co., Ltd., ("JAFCO") in Axiom in June 1998. Following the JAFCO investment, the Company began recognizing 50% of the net losses generated by Axiom which is the extent to which the Company is deemed to be funding such losses.

     Net Loss

     The net loss for the six months ended June 30, 1999 increased to $4.8 million from $2.5 million for the same period in 1998. This increase is attributable primarily to the decrease in the Company's revenues and interest income.

     Three months Ended June 30, 1999 and June 30,1998

     Revenues

     Revenues for the three months ended June 30, 1999 decreased to $2.0 million from $2.5 million for the same period in 1998. This decrease is attributable primarily to a decrease in the level of research funding from Bristol-Myers Squibb.

     Operating Expenses

     The Company's research and development expenses for the three months ended June 30, 1999 decreased to $3.3 million from $3.5 million for the same period in 1998. This decrease is attributable primarily to a decrease in operating expenses resulting from the reduction in research personnel.

     General and administrative expenses for the three months ended June 30, 1999 decreased to $1.1 million from $1.8 million for the same period in 1998. This decrease is attributable primarily to a decrease in litigation expenses.

     Net Interest Income

     Net interest income for the three months ended June 30, 1999 decreased to $80,000 from $598,000 for the same period in 1998. This decrease is attributable primarily to the decrease in the Company's unrestricted cash balances.

     Equity in Other Ventures

     Equity in other ventures reflects losses and gains associated with the Company's two investments. For the three months ended June 30, 1999 and 1998, the Company recognized gains of $1,500 and $79, respectively, related to its investment in Laurel Partners Limited Partnership. For the three months ended June 30, 1999 and 1998, the Company recognized $360,644 and $186,319, respectively, in losses generated by Axiom. The Company's investment in Axiom is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses prior to an investment made by JAFCO in Axiom in June 1998. Following the JAFCO investment, the Company began recognizing 50% of the net losses generated by Axiom which is the extent to which the Company is deemed to be funding such losses.

     Net Loss

     The net loss for the three months ended June 30, 1999 increased to $2.6 million from $2.4 million for the same period in 1998. This increase is attributable primarily to the decrease in the Company's revenues and interest income.

     Liquidity and Capital Resources

     At June 30, 1999, the Company held cash and cash equivalents, exclusive of restricted cash, of $7.0 million. The Company's working capital at June 30, 1999 was $5.7 million.

     For the six-month period ended June 30, 1999, the Company invested approximately $162,000 in property and equipment.

     On July 30, 1999, the Company sold its drug discovery assets to OSI and ceased its internal drug discovery operations and research efforts for collaborative partners. Pursuant to such sale transaction, OSI assumed the Company's lease to it's the Company's research facility in Tarrytown, New York, the Company's equipment lease with GECC, and the Company's research collaboration and license agreement with Solvay Pharmaceuticals. OSI hired more than 45 of the Company's scientific and administrative personnel. The Company also terminated all employees who were not hired by OSI, except for four employees who will work for the Company only through August 31, 1999 and two officers. As a result of the foregoing, the Company will cease to have revenues but will also substantially reduce its operating expenses. Accordingly, the Company expects that its operating losses will be significantly reduced commencing July 31, 1999.

     The Company believes that its existing capital resources, together with interest income, will be sufficient to support its operations through the end of 2000. This forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to realize value from its assets, expenses of pursuing such transactions, severance payments and obligations under employment contracts to employees, and the outcome of the appeal of the judgement in the SIBIA patent litigation.

     Year 2000

     The Company is aware of challenges associated with the inability of certain computer systems to properly format information after December 31, 1999 (the "Year 2000 Challenge"). The Company is modifying its computer systems to address the Year 2000 Challenge and does not expect that the cost of modifying such systems will be material. The Company believes it will fully remediate any of its Year 2000 Challenges in advance of the year 2000 and does not anticipate any material disruption in its operations as the result of any failure by the Company to fully remediate such challenges. The Company does not have any information concerning the status of Year 2000 challenges of its suppliers.

     The above comments on the Year 2000 issue contain forward-looking statements relating to the Company's plans, strategies, expectations, intentions, and resources that should be read in conjunction with the Company's disclosures on forward-looking statements.

     New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for all quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

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

      ITEM 3. QUANTITIATIVE AND QUALITIATIVE DISCLOUSURES ABOUT MARKET RISK

      Not Applicable.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  The Company is not a party to any material legal proceedings other than SIBIA Neurosciences, Inc. v. Cadus Pharmaceutical Corporation. SIBIA commenced an action on July 9, 1996 in the United States District Court for the Southern District of California alleging infringement by the Company of a patent covering the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays, and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999, the United States District Court granted SIBIA's request for injunctive relief that precludes the Company from using the method claimed in SIBIA's patent. The injunction does not bar the Company form engaging in development of screening assays. The injunction also does not bar the Company from providing certain specified screening assays to Bristol-Myers Squibb or SmithKline Beecham which utilize a readout covered by the SIBIA patent, and does not bar Bristol-Myers Squibb or SmithKline Beecham from using those assays for screening purposes, up to a specified maximum number of compounds and/or natural product samples. Additionally, the injunction does not bar any action which is wholly outside the United States by Solvay Pharmaceuticals or any other entity. Since the initiation of the collaboration between Solvay Pharmaceuticals and the Company in November 1995, Solvay Pharmaceuticals has used the assays provided to it by the Company only outside the United States. On February 26, 1999, the United States District Court denied the Company's motions to set aside the jury verdict, to grant a new trial and to reduce or set aside the $18.0 million damage award by the jury. The Company has appealed the judgment. The appeal will be heard by the Court of Appeals for the Federal Circuit in Washington, D.C. In order to stay execution pending appeal of the $18.0 million judgement obtained by SIBIA, in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgment in the event the Company were to lose the appeal. Such $18.5 million was classified, as of December 31, 1998, as "restricted cash noncurrent" and the Company's "cash and cash equivalents" was reduced by $18.5 million. If the Company is not successful in materially reducing or setting side the $18.0 million damage award on appeal, the business, financial condition and results of operations of the Company will be materially adversely affected. The costs of and the diversion of Company resources associated with this litigation have had a material adverse effect on the business, financial condition, results of operations and liquidity of the Company.

                  In January 1999, the U.S. Patent and Trademark Office granted the Company's request to reexamine the patent issued to SIBIA that was the subject of the litigation. The re-examination by the Patent and Trademark Office is independent of the litigation and a final decision by the Patent and Trademark Office that SIBIA's patent is invalid would take precedence over the jury verdict. There can be no assurance that the Patent and Trademark Office will find SIBIA's patent to be invalid.

Item 2.           Changes in Securities and Use of Proceeds

                  The information provided below represents a reasonable estimate of the application through June 30, 1999 of the net proceeds of $19,783,140 which were received from the Company's initial public offering on July 17, 1996:


                     Construction of plant, building and facilities               $849,515
                     Purchase and installation of machinery and equipment       $2,468,061
                     Research and license payments to others                    $1,942,843
                     Investment in companies complementary to the
                          Company's business                                    $2,150,000
                     Working capital used to fund operations                   $10,522,092

                  Except for payments described in the following sentence, the application of the net offering proceeds listed above represents direct payments to others. No payments were made to directors or officers or to their associates except for payments made in the ordinary course of business which include, but may not be limited to, the payment of officer salaries, fringe benefits, and expense reimbursements or compensation paid to directors for their services provided to the Company under consulting arrangements. At June 30, 1999, the Company had $1,850,629 of net offering proceeds that were still not utilized.

Item 3.           Defaults Upon Senior Securities

                  Nothing to report.

Item 4.           Submission of Matters to a Vote of Security Holders

                  On June 24, 1999, the Company held its annual meeting of stockholders in Tarrytown, New York. The holders of 10,661,939 shares of Common Stock were present or represented by proxy and, accordingly, a quorum was present and matters were voted on as follows:

                  The following persons were elected directors of the Company:

                                            Votes For           Votes Withheld
                                            ---------           --------------

                  Theodore Altman           10,483,187             178,752
                  James R. Broach           10,488,287             173,652
                  Harold First              10,483,079             178,860
                  Russell D. Glass          10,483,187             178,752
                  Carl Icahn                10,483,079             178,860
                  Peter S. Liebert          10,488,287             173,652
                  Robert J. Mitchell        10,483,079             178,860
                  Siegfried G. Schaefer     10,488,287             173,652
                  Nicole Vitullo            10,488,287             173,652
                  Samuel D. Waksal          10,488,287             173,652
                  Jack G. Wasserman         10,488,179             173,760
                  Charles Woler             10,488,287             173,652

Item 5.           Other Information

                  On July 30, 1999, the Company sold to OSI, pursuant to an asset purchase agreement, its drug discovery programs focused on G protein-coupled receptors, its directed library of approximately 150,000 small molecule compounds specifically designed for drug discovery in the G protein-coupled receptor arena, its collaboration with Solvay Pharmaceuticals, its lease to its research facility in Tarrytown, New York together with the furniture and fixtures and its lease to equipment in the facility, and its inventory of laboratory supplies. Pursuant to such sale transaction, OSI assumed the Company's lease to the Company's research facility in Tarrytown, New York, the Company's equipment lease with GECC and the Company's research collaboration and license agreement with Solvay Pharmaceuticals. OSI also hired more than 45 of the Company's scientific and administrative personnel. As consideration for the sale, the Company received approximately $1,500,000 in cash and OSI assumed certain liabilities of the Company relating to employees hired by OSI aggregating approximately $150,000. In addition, the Company would be entitled to royalties and up to $3.0 million in milestone payments on the first product derived from compounds sold to OSI or from the collaboration with Solvay Pharmaceuticals. The Company licensed to OSI on a non-exclusive basis certain technology solely to enable OSI to fulfill its obligations under the collaboration with Solvay Pharmaceuticals. The Company also licensed to OSI on a non-exclusive basis certain proprietary software and technology relating to chemical resins in order to enable OSI to fully benefit from the compounds it acquired from the Company.

                  The consideration for the assets sold to OSI was determined through arms-length negotiations after Hambrecht & Quist LLC, the Company's financial advisor, had contacted numerous companies regarding the sale of the Company or any of its assets.

                  The Company is retaining ownership of all its other assets, including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, and genetic engineering tools, its program to identify and isolate human orphan G protein-coupled receptors and elucidate their function, its proprietary software, its genomics databases related to G protein-coupled receptors, the LivingChip(TM) program, all assays and technologies reverting to it from its collaborations with Bristol-Myers Squibb Company, a 30% equity position in Axiom Biotechnologies Inc., the Company's current cash and cash equivalents, and the approximately $18.7 million being held in escrow pending appeal of the verdict in favor of SIBIA.

                  The Company ceased its drug discovery operations and research efforts for collaborators as a result of the transaction. Pursuant to research agreement, OSI will assist the Company in winding up its research efforts on behalf of SmithKline Beecham Corporation and SmithKline Beecham p.l.c. Consequently, the Company has terminated all employees who were not hired by OSI, except for four employees who will work for the Company through August 31, 1999 and two officers.

                  There is no material relationship between OSI and the Company or any of its affiliates, any director or officer of the Company or any associate of any such officer or director.

                  Set forth below is the unaudited pro forma condensed balance sheet as of June 30, 1999 that assumes that the asset sale to OSI and cessation of drug discovery operations occurred on June 30, 1999 and the statements of operations for the six months ended June 30, 1999 and for the year ended December 31, 1998 that assume that the asset sale to OSI and cessation of drug discovery operations occurred on January 1, 1998.

                     Cadus Pharmaceutical Corporation

               Unaudited Proforma Condensed Balance Sheets


                                                                   June 30, 1999         Pro Forma           June 30, 1999
                                                                       Actual          Adjustments(1)          Pro Forma
                                                                       ------          --------------          ---------

                                     Assets

Current assets:
     Cash and cash equivalents                                         $6,977,580       1,508,820 (2)          $8,486,400
     Restricted cash                                                      296,348                                 296,348
     Prepaid and other current assets                                     215,418         164,904 (3)             380,322
                                                                      -----------                             -----------
               Total current assets                                     7,489,346                               9,163,070

Restricted cash- noncurrent                                            18,640,915                              18,640,915
Fixed assets, net of accumulated depreciation and amortization          2,438,432      (2,293,830)(4)             144,602
Investments in other ventures                                           1,653,149                               1,653,149
Other assets, net                                                       1,436,769        (218,845)(5)           1,217,924
                                                                      -----------                             -----------

               Total assets                                           $31,658,611                             $30,819,660
                                                                      ===========                             ===========


                      Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable                                                  $943,855                                $943,855
       Accrued expenses and other current liabilities                     539,665                                 539,665
       Deferred revenue                                                   303,680          28,500 (6)             332,180
                                                                      -----------                             -----------
               Total current liabilities                                1,787,200                               1,815,700

       Reserve for litigation damages                                  18,640,915                              18,640,915
                                                                      -----------                             -----------
               Total liabilities                                       20,428,115                              20,456,615

Commitments and contingencies

Stockholders' equity:
        Common stock                                                      132,106                                 132,106
        Additional paid-in capital                                     59,689,446                              59,689,446
        Accumulated deficit                                           (48,290,981)       (867,451)(7)         (49,158,432)
        Treasury stock                                                   (300,075)                               (300,075)
                                                                      -----------                             -----------

               Total stockholders' equity                              11,230,496                              10,363,045
                                                                      -----------                             -----------

               Total liabilities and stockholders' equity             $31,658,611                             $30,819,660
                                                                      ===========                             ===========

                        Cadus Pharmaceutical Corporation

             Unaudited Proforma Condensed Statements of Operations



                                                  June 30,1999         Pro Forma           June 30,1999
                                                      Actual          Adjustments (8)       Pro Forma
                                                      ------          ---------------       ---------

Revenues, principally from
    related parties                                $5,077,552        $(5,077,552) (9)     $          -

Costs and expenses:
    Research and development costs                  7,179,887         (6,374,809)(10)          805,078
    General and administrative expenses             2,442,183           (925,803)(11)        1,516,380
                                                   ----------                              -----------

       Total costs and expenses                     9,622,070                                2,321,458
                                                   ----------                              -----------

Operating loss                                     (4,544,518)                              (2,321,458)
                                                   ----------                              -----------

Other income (expense):
Net interest income                                   416,802             37,500 (12)          454,302
Loss of equity in other ventures, net                (680,932)                                (680,932)
Gain (Loss) on sale of equipment                       32,406                                        -
                                                   ----------                              -----------

       Total other income (expense)                  (231,724)                                (226,630)
                                                   ----------                              -----------

Loss before income taxes                           (4,776,242)                              (2,548,088)

State and local taxes                                 (17,691)                                 (17,691)
                                                   ----------                              -----------

Net loss                                          $(4,758,551)                             $(2,565,779)
                                                  ===========                              ===========

Basic net loss per share                               $(0.36)                             $     (0.20)
                                                  ===========                              ===========

Shares used in calculation of basic net
    loss per share                                 13,068,940                               13,068,940
                                                  ===========                              ===========

                        Cadus Pharmaceutical Corporation

             Unaudited Proforma Condensed Statements of Operations


                                                           December 31,                                   December 31,
                                                             1998               Pro Forma                   1998
                                                             Actual             Adjustments (8)           Pro Forma
                                                             ------             -----------               ---------
Revenues, principally from
    related parties                                       $12,576,469       $(12,576,469) (13)        $          -

Costs and expenses:
    Research and development costs                         15,388,991        (13,034,792) (14)           2,354,199
    General and administrative expenses                     8,977,408         (2,047,371) (15)           6,930,037
                                                         ------------                                 ------------

       Total costs and expenses                            24,366,399                                    9,284,236
                                                         ------------                                 ------------

Operating loss                                            (11,789,930)                                  (9,284,236)
                                                         ------------                                 ------------

Other income (expense):
Net interest income                                         1,833,677             75,000  (16)           1,908,677
Loss of equity in other ventures, net                      (1,144,148)                                  (1,144,148)
Reserve for litigation damages                            (18,500,000)                                 (18,500,000)
Gain (Loss) on sale of equipment                               16,368                                       16,368
                                                         ------------                                 ------------

       Total other income (expense)                       (17,794,103)                                 (17,719,103)
Loss before income taxes                                  (29,584,033)                                 (27,003,339)
State and local taxes                                         106,170                                       106,170
                                                         ------------                                 ------------

Net loss                                                 $(29,690,203)                                $(27,013,949)
                                                         ============                                 ============

Basic net loss per share                                       $(2.32)                                      $(2.11)
                                                         ============                                 ============

Shares used in calculation of basic net
    loss per share                                         12,811,525                                   12,811,525
                                                         ============                                 ============

         Notes to the Unaudited Pro Forma Condensed Financial Statements

(1) All pro forma information contained in the June 30, 1999 balance sheet assumes that the asset sale by the Company to OSI occurred on June 30, 1999.
(2) This adjustment represents the net cash received in connection with the asset sale to OSI.
(3) This adjustment reflects the purchase of certain prepaid assets by OSI which is offset by prepaid fees paid by the Company to OSI for research to be performed by OSI for the Company.
(4) This entry represents the book value of the fixed assets that were purchased by OSI. The Company would recognize a loss on the sale of fixed assets of approximately $867,000. The loss on the sale of the fixed assets has been excluded from the pro forma condensed statements of operations for the year ended December 31, 1998 since the loss is non-recurring and directly related to the acquisition.
(5) This adjustment reflects a deposit and capitalized patent costs that were purchased by OSI.
(6) This entry reflects the cash paid to the Company by OSI for license maintenance fees.
(7)      This adjustment represents the loss on the fixed assets sold to OSI.
(8) All pro forma information presented for the six months ended June 30, 1999 and for the year ended December 31, 1998 assumes that the asset sale to OSI was completed on January 1, 1998.
(9) This entry reflects the loss of revenue that would have resulted had the Company consummated the asset sale to OSI on January 1, 1998. The Company sold its facility and equipment leases and OSI hired over 45 members of the Company's research staff. Without these leases and employees, the Company could not have performed research for the research collaborations and, accordingly, would not have obtained any research revenues from such collaborations during the six months ended June 30, 1999.
(10) This adjustment represents the reduction of research related activities that would have resulted if the Company consummated the asset sale on January 1, 1998.
(11) After the consummation of the asset sale, only two officers remain as employees of the Company and facility costs will be greatly reduced resulting in an overall decrease in general and administrative costs.
(12) This adjustment represents the increase in interest income earned on the $1.5 million in cash that the Company would have received from OSI upon consummation of the asset sale.
(13) This entry reflects the loss of revenue that would have resulted had the Company consummated the asset sale on January 1, 1998.
(14) This adjustment represents the reduction of research related activities that would have resulted if the Company consummated the asset sale on January 1, 1998.
(15) After the consummation of the asset sale, only two officers remain as employees of the Company and facility costs will be greatly reduced resulting in an overall decrease in general and administrative costs. The pro forma costs principally represent legal fees incurred in connection with the SIBIA litigation.
(16) This adjustment represents the increase in interest income earned on the $1.5 million in cash that the Company would have received from OSI upon consummation of the asset sale.

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

                                   CADUS PHARMACEUTICAL CORPORATION
                                   (Registrant)


Date: August 13, 1999              By /s/ Philip N. Sussman
                                      ------------------------------------------
                                      Philip N. Sussman
                                      Senior Vice President, Finance and
                                      Corporate Development, Chief Financial
                                      Officer, Treasurer & Secretary
                                      (Authorized Officer and Principal
                                      Financial Officer)

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

          Exhibit No.          Description
          -----------          -----------

             10.28* Asset Purchase Agreement, dated as of July 30, 1999, between the Company and OSI Pharmaceuticals, Inc. (Schedules to the Asset Purchase Agreement have been intentionally omitted. The Company hereby undertakes to furnish supplementally to the Securities and Exchange Commission upon request a copy of the omitted schedules.)

               27              Financial Data Schedule


---------------
*Confidential Portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange
Act of 1934, as amended.