Form 10-Q
period 1999-09-30
CADUS PHARMACEUTICAL CORP
filed 1999-11-12
CIK 911148

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999
                                                 ------------------



[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ________________.


                        Commission file number 0-28674
                                               -------

                        CADUS PHARMACEUTICAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                     13-3660391
---------------------------------         ------------------------------------
(State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

  767 Fifth Avenue, New York, New York                 10153
----------------------------------------             ----------
(Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, Including Area Code (212) 702-4366
                                                   --------------


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


The number of shares of registrant's common stock, $.01 par value, outstanding as of October 31, 1999 was 13,068,940.

                        CADUS PHARMACEUTICAL CORPORATION

                                      INDEX

                                                                                                    Page No.
                                                                                                    --------
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                                                         3

PART I        --   CONDENSED FINANCIAL INFORMATION

              Item 1.       Condensed Financial Statements

                            Condensed Balance Sheets - September 30, 1999 (Unaudited) and
                            December 31, 1998                                                             4

                            Condensed Statements of Operations - Three and nine months
                            ended September 30, 1999 and 1998 (Unaudited)                                 5

                            Condensed Statements of Cash Flows - Nine months ended
                            September 30, 1999 and 1998 (Unaudited)                                       6

                            Notes to Condensed Financial Statements (Unaudited)                         7-9


              Item 2.       Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                       10-13

              Item 3.       Quantitative and Qualitative Disclosures About Market Risk                   13


PART II       --   OTHER INFORMATION

              Item 1.       Legal Proceedings                                                            13

              Item 2.       Changes in Securities and Use of Proceeds                                    14

              Item 3.       Defaults Upon Senior Securities                                              14

              Item 4.       Submission of Matters to a Vote of Security Holders                          14

              Item 5.       Other Information                                                            14

              Item 6.       Exhibits and Reports on Form 8-K                                             14



SIGNATURES                                                                                               15


EXHIBIT INDEX                                                                                            16

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

                        CADUS PHARMACEUTICAL CORPORATION

                            CONDENSED BALANCE SHEETS



                                                           September 30,        December 31,
                                                               1999                1998
                                                           -------------        -----------
                                                           (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                $  5,710,254         $ 10,975,528
  Restricted cash                                                12,702              286,000
  Note due from related party (note 6)                          286,000                 --
  Prepaid and other current assets                              102,540              298,319
                                                           ------------         ------------
       Total current assets                                   6,111,496           11,559,847


Restricted cash-noncurrent (note 3)                          18,830,736           18,500,000
Fixed assets, net of accumulated
  depreciation and amortization of
  $24,694 at September 30, 1999 and
  $2,254,840 at December 31, 1998                               391,617            2,792,268
Investments in other ventures                                 1,353,329            2,334,081
Other assets, net                                             1,193,785            1,400,870
                                                           ------------         ------------
       Total assets                                        $ 27,880,963         $ 36,587,066
                                                           ============         ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $    192,827         $    217,414
  Accrued expenses and other current liabilities                135,724            1,730,021
  Deferred revenue                                               28,500              150,584
                                                           ------------         ------------
       Total current liabilities                                357,051            2,098,019

  Reserve for litigation damages (note 3)                    18,830,736           18,500,000
                                                           ------------         ------------
       Total liabilities                                     19,187,787           20,598,019

Commitments and contingencies
Stockholders' equity:
  Common stock                                                  132,106              132,106
  Additional paid-in capital                                 59,689,446           59,689,446
  Accumulated deficit                                       (50,828,301)         (43,532,430)
  Treasury stock                                               (300,075)            (300,075)
                                                           ------------         ------------
       Total stockholders' equity                             8,693,176           15,989,047
                                                           ------------         ------------
       Total liabilities and stockholders' equity          $ 27,880,963         $ 36,587,066
                                                           ============         ============


          See accompanying notes to the condensed financial statements

           CADUS PHARMACEUTICAL CORPORATION
          CONDENSED STATEMENTS OF OPERATIONS




                                                     Three Months Ended                  Nine Months Ended
                                                       September 30,                       September 30,
                                                 1999               1998               1999               1998
                                             ------------       ------------       ------------       ------------
                                              (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Revenues, principally from
    related parties                          $    949,992       $  2,508,213       $  6,027,544       $  9,948,238

Costs and expenses:
    Research and development costs              1,711,630          3,743,488          8,891,517         10,980,568
    General and administrative expenses           864,022          2,703,682          3,306,205          5,716,983
                                             ------------       ------------       ------------       ------------
       Total costs and expenses                 2,575,652          6,447,170         12,197,722         16,697,551
                                             ------------       ------------       ------------       ------------

Operating loss                                 (1,625,660)        (3,938,957)        (6,170,178)        (6,749,313)
                                             ------------       ------------       ------------       ------------
Other income (expense):
Net interest income                                76,868            470,968            493,670          1,440,222
Loss of equity in other ventures, net            (299,820)          (248,111)          (980,752)          (850,836)
Loss on sale of assets to OSI (note 7)           (805,555)              --             (805,555)              --
Gain on sale of equipment                         118,179             12,460            150,585              1,746
                                             ------------       ------------       ------------       ------------
       Total other income (expense)              (910,328)           235,317         (1,142,052)           591,132
                                             ------------       ------------       ------------       ------------

Loss before income taxes                       (2,535,988)        (3,703,640)        (7,312,230)        (6,158,181)
State and local taxes                               1,332             44,289            (16,359)            86,563
                                             ------------       ------------       ------------       ------------
Net loss                                     $ (2,537,320)      $ (3,747,929)      $ (7,295,871)      $ (6,244,744)
                                             ============       ============       ============       ============
Basic net loss per share (note 2)            $      (0.19)      $      (0.29)      $      (0.56)      $      (0.49)
                                             ============       ============       ============       ============
Shares used in calculation of basic net
    loss per share (note 2)                    13,068,940         13,068,857         13,068,940         12,725,720
                                             ============       ============       ============       ============


          See accompanying notes to the condensed financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                             1999                 1998
                                                                         ------------         ------------
                                                                          (Unaudited)          (Unaudited)
Cash flows from operating activities:
Net loss                                                                 $ (7,295,871)        $ (6,244,744)
Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                          678,466              716,686
       Loss of equity in other ventures                                       980,752              850,836
       Other non-cash gain                                                   (150,585)              (1,746)
       Reserve for litigation damages                                         330,735                 --
       Loss on sale of assets to OSI                                          805,555                 --
       Changes in assets and liabilities:
          Increase in prepaid and other current assets                        (90,221)            (215,878)
          Decrease (increase) in other assets                                 117,521              (87,570)
          Increase in deferred revenue                                         28,500              780,000
          Decrease in accounts payable                                        (24,587)            (199,331)
          (Decrease) increase in accrued expenses and
            other current liabilities                                      (1,594,297)             389,172
                                                                         ------------         ------------
              Net cash used in operating activities                      $ (6,214,032)        $ (4,012,575)
                                                                         ------------         ------------
Cash flows from investing activities:
       Acquisition of fixed assets                                           (470,378)          (2,407,654)
       Proceeds from sale of assets and patents                             1,644,073            1,336,092
       Investments in other ventures                                             --             (2,000,000)
       Increase in restricted cash                                            (57,437)            (286,000)
       Patent costs                                                          (167,500)            (301,506)
                                                                         ------------         ------------
              Net cash provided by (used in) investing activities             948,758           (3,659,068)
                                                                         ------------         ------------
Cash flows from financing activities:
       Proceeds from issuance of common stock                                    --                179,032
       Proceeds from issuance of restricted stock                                --              5,000,000
                                                                         ------------         ------------
              Net cash provided by financing activities                          --              5,179,032
                                                                         ------------         ------------
              Net decrease in cash and cash equivalents                    (5,265,274)          (2,492,611)
                                                                         ------------         ------------
 Cash and cash equivalents at beginning of period                          10,975,528           36,761,516
                                                                         ------------         ------------
 Cash and cash equivalents at end of period                              $  5,710,254         $ 34,268,905
                                                                         ============         ============


          See accompanying notes to the condensed financial statements

                        Cadus Pharmaceutical Corporation
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1)    Organization and Basis of Preparation

       The information presented as of September 30, 1999 and for the three and nine-month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 1998 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998.

       The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

(2)    Net Loss Per Share

       For the three and nine-month periods ended September 30, 1999 and 1998, basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive.

(3)    Patent Litigation

       In July 1996, SIBIA commenced a patent infringement action against the Company alleging infringement by the Company of a patent concerning the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays, and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999, the United States District Court granted SIBIA's request for injunctive relief that precludes the Company from using the method claimed in SIBIA's patent. On February 26, 1999, the United States District Court denied the Company's motions to set aside the jury verdict, to grant a new trial and to reduce or set aside the $18.0 million damage award by the jury. The Company has appealed the judgment. The appeal will be heard by the Court of Appeals for the Federal Circuit in Washington, D.C. In order to stay execution pending appeal of the $18.0 million judgment obtained by SIBIA, in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgment in the event the Company were to lose the appeal. Such $18.5 million was classified, as of December 31, 1998, as "restricted cash noncurrent" and the Company's "cash and cash equivalents" were reduced by $18.5 million. The Company recorded a reserve for litigation damages of $18.5 million in the statement of operations for the year ended December 31, 1998. Interest earned on the restricted cash has been added to the reserve for litigation damages.

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

                        Cadus Pharmaceutical Corporation
                     Notes to Condensed Financial Statements
                                   (Unaudited)

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


 (5)   Supplemental Cash Flow Information

                                      Nine months ended September 30,
                                          1999                1998
                                          ----                ----
        Cash payments for:

        Income taxes                     $15,476            $69,563
                                         =======            =======


(6)    Related Party Transaction

       In August 1998, the Company guaranteed the payment of a $286,000 loan made to the Director of Research of the Company (who is also a Board member) and secured its guarantee obligation with cash collateral of $286,000. In August 1999, the lender called on the guarantee and foreclosed on the cash collateral. The Director of Research has executed an interest bearing promissory note in the amount of $286,000 in favor of the Company, which is payable, together with accrued interest, on August 31, 2000.

(7)    Company Restructuring and Asset Sale to OSI Pharmaceuticals

       In April 1999, the Company completed a restructuring by eliminating 23 positions. The restructuring reduced operating expenses and concentrated the Company's resources on its internal drug discovery and genomics based programs.

       On July 30, 1999, the Company sold to OSI Pharmaceuticals, Inc. ("OSI"), pursuant to an asset purchase agreement, its drug discovery programs focused on G-protein-coupled receptors, its directed library of approximately 150,000 small molecule compounds specifically designed for drug discovery in the G protein-coupled receptor arena, its collaboration with Solvay Pharmaceuticals B.V. ("Solvay Pharmaceuticals"), its lease to its research facility in Tarrytown, New York together with the furniture and fixtures and its lease to equipment in the facility, and its inventory of laboratory supplies. Pursuant to such sale transaction, OSI assumed the Company's lease to the Company's research facility in Tarrytown, New York, the Company's equipment lease with General Electric Capital Corporation ("GECC") and the Company's research collaboration and license agreement with Solvay Pharmaceuticals. OSI also hired more than 45 of the Company's scientific and administrative personnel. As consideration for the sale, the Company received approximately $1,500,000 in cash and OSI assumed certain liabilities of the Company relating to employees hired by OSI aggregating approximately $133,000. In addition, the Company would be entitled to royalties and up to $3.0 million in milestone payments on the first product derived from compounds sold to OSI or from the collaboration with Solvay Pharmaceuticals. The Company licensed to OSI on a non-exclusive basis certain technology solely to enable OSI to fulfill its obligations under the collaboration with Solvay

                        Cadus Pharmaceutical Corporation
                     Notes to Condensed Financial Statements
                                   (Unaudited)

       and up to $3.0 million in milestone payments on the first product derived from compounds sold to OSI or from the collaboration with Solvay Pharmaceuticals. The Company licensed to OSI on a non-exclusive basis certain technology solely to enable OSI to fulfill its obligations under the collaboration with Solvay Pharmaceuticals. The Company also licensed to OSI on a non-exclusive basis certain proprietary software and technology relating to chemical resins in order to enable OSI to fully benefit from the compounds it acquired from the Company. The Company is retaining ownership of all its other assets, including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, and genetic engineering tools, its program to identify and isolate human orphan G protein-coupled receptors and elucidate their function, its proprietary software, its genomics databases related to G protein-coupled receptors, the LivingChip(TM) program, all assays and technologies reverting to it from its collaboration with Bristol-Myers Squibb Company, a 30% equity position in Axiom Biotechnologies Inc., the Company's current cash and cash equivalents, and the approximately $18.8 million being held in escrow pending appeal of the verdict in favor of SIBIA.

       The Company recognized a loss on the sale of assets to OSI in the three-month period ended September 30, 1999. A summary of the loss recognized is as follows:

                 Proceeds:
                      Purchase price                              $1,500,000
                      Liabilities assumed by OSI                     133,000
                                                                  ----------
                      Total                                        1,633,000
                 Less:
                      Net book value of patents sold                 183,000
                      Net book value of fixed assets sold          2,256,000
                                                                  ----------
                      Loss on sale of assets                      $  806,000
                                                                  ==========


       The Company ceased its drug discovery operations and research efforts for collaborators as a result of this transaction. Consequently, the Company has terminated all employees who were not hired by OSI or who did not voluntarily resign, except for the chief executive officer.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

     The Company was incorporated in 1992 and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, the Company sold its drug discovery assets to OSI and ceased its internal drug discovery operations and research efforts for collaborative partners. Pursuant to such sale transaction, OSI assumed the Company's lease to its research facility in Tarrytown, New York, the Company's equipment lease with GECC, and the Company's research collaboration and license agreement with Solvay Pharmaceuticals. OSI hired more than 45 of the Company's scientific and administrative personnel. The Company has terminated all employees who were not hired by OSI or who did not voluntarily resign, except for the chief executive officer.

     The Company has incurred operating losses in each year since its inception including net losses of approximately $7.3 million during the nine-month period ended September 30, 1999. At September 30, 1999, the Company had an accumulated deficit of approximately $50.8 million which includes an $18.8 million reserve for litigation damages with respect to the patent infringement litigation with SIBIA Neurosciences, Inc. ("SIBIA"), which was accrued as of December 31, 1998. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative expenses associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company will cease to have revenues but also expects to substantially reduce its operating expenses.

     Results of Operations

     Nine Months Ended September 30, 1999 and September 30, 1998

     Revenues

     Revenues for the nine months ended September 30, 1999 decreased to $6.0 million from $9.9 million for the same period in 1998. This decrease was attributable primarily to the Company only receiving a research milestone payment of $1.0 million from SmithKline Beecham ("SmithKline") in the first quarter of 1999 as compared to the $2.0 million technology development fee it received from SmithKline in the first quarter of 1998; the termination in July 1999 of the research collaboration with Bristol-Myers Squibb; the termination in August 1999 of the research collaboration with SmithKline; and the sale to OSI of the research collaboration with Solvay Pharmaceuticals in July 1999.

     Operating Expenses

     The Company's research and development expenses for the nine months ended September 30, 1999 decreased to $8.9 million from $11.0 million due to the reduction in staff and research activities as a result of the asset sale to OSI on July 30, 1999.

     General and administrative expenses for the nine months ended September 30, 1999 decreased to $3.3 million from $5.7 million for the same period in 1998. This decrease is attributable primarily to the decrease in litigation expenses and the sale of drug discovery operations to OSI.

     Net Interest Income

     Net interest income for the nine months ended September 30, 1999 decreased to $494,000 from $1.4 million for the same period in 1998. This decrease is attributable primarily to the decrease in the Company's unrestricted cash balances as compared to the prior year's nine-month period.

     Equity in Other Ventures

     Equity in other ventures reflects losses and gains associated with the Company's two investments. For the nine months ended September 30, 1999 and 1998, the Company recognized gains of $7,320 and $9,955, respectively, related to its investment in Laurel Partners Limited Partnership. For the nine months ended September 30, 1999 and 1998, the Company recognized $988,072 and $860,791, respectively, in losses generated by Axiom Biotechnologies Inc. ("Axiom"). The Company's investment in Axiom is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses prior to an investment made by JAFCO Co., Ltd., ("JAFCO") in Axiom in June 1998. Following the JAFCO investment, the Company began recognizing 50% of the net losses generated by Axiom which is the extent to which the Company is deemed to be funding such losses.

     Net Loss

     The net loss for the nine months ended September 30, 1999 increased to $7.3 million from $6.2 million for the same period in 1998. The loss for the nine months ended September 30, 1999 includes approximately $806,000 of loss related to the asset sale to OSI. This increase is attributable primarily to the decrease in the Company's revenues and interest income which was somewhat offset by the reduction in the Company's operating expenses.

     Three Months Ended September 30, 1999 and September 30,1998

     Revenues

     Revenues for the three months ended September 30, 1999 decreased to $950,000 from $2.5 million for the same period in 1998. This decrease is attributable primarily to the termination of the research collaborations with Bristol-Myers Squibb and SmithKline Beecham Corporation and the sale to OSI Pharmaceuticals of the research collaboration with Solvay Pharmaceuticals.

     Operating Expenses

     The Company's research and development expenses for the three months ended September 30, 1999 decreased to $1.7 million from $3.7 million for the same period in 1998. This decrease is attributable primarily to a decrease in operating expenses resulting from the reduction in research personnel.

     General and administrative expenses for the three months ended September 30, 1999 decreased to $864,000 from $2.7 million for the same period in 1998. This decrease is attributable primarily to a decrease in litigation expenses and the sale of drug discovery operations to OSI.

     Net Interest Income

     Net interest income for the three months ended September 30, 1999 decreased to $77,000 from $471,000 for the same period in 1998. This decrease is attributable primarily to the decrease in the Company's unrestricted cash balances as compared to the prior year's three-month period.

     Equity in Other Ventures

     Equity in other ventures reflects losses and gains associated with the Company's two investments. For the three months ended September 30, 1999 and 1998, the Company recognized gains of $4,363 and $2,361, respectively, related to its investment in Laurel Partners Limited Partnership. For the three months ended September 30, 1999 and 1998, the Company recognized $304,183 and $250,472, respectively, in losses generated by Axiom. The Company's investment in Axiom is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses prior to an investment made by JAFCO in Axiom in June

     1998. Following the JAFCO investment, the Company began recognizing 50% of the net losses generated by Axiom which is the extent to which the Company is deemed to be funding such losses.

     Net Loss

     The net loss for the three months ended September 30, 1999 decreased to $2.5 million from $3.7 million for the same period in 1998. The loss for the three months ended September 30, 1999 includes approximately $806,000 of loss related to the asset sale to OSI. This decrease is attributable primarily to the decrease in operating expenses as a result of the asset sale to OSI on July 30, 1999.

     Liquidity and Capital Resources

     At September 30, 1999, the Company held cash and cash equivalents, exclusive of restricted cash, of $5.7 million. The Company's working capital at September 30, 1999 was $5.5 million.

     For the nine-month period ended September 30, 1999, the Company invested approximately $470,000 in property and equipment.

     On July 30, 1999, the Company sold its drug discovery assets to OSI and ceased its internal drug discovery operations and research efforts for collaborative partners. Pursuant to such sale transaction, OSI assumed the Company's lease to the Company's research facility in Tarrytown, New
     York, the Company's equipment lease with GECC, and the Company's research collaboration and license agreement with Solvay Pharmaceuticals. OSI hired more than 45 of the Company's scientific and administrative personnel. The Company also terminated all employees who were not hired by OSI or who did not voluntarily resign, except for the chief executive officer. As a result of the foregoing, the Company will cease to have revenues but will also substantially reduce its operating expenses.

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

     New Accounting Pronouncements

     In June 1999, the Financial Accounting Standard Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June

     1998 and was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company does not believe that the implementation of SFAS 133 will have a material effect on its financial position or results of operations.

      ITEM 3. QUANTITIATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

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

      PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  The Company is not a party to any material legal proceedings other than SIBIA Neurosciences, Inc. v. Cadus Pharmaceutical Corporation and an arbitration proceeding commenced by Philip
                  N. Sussman, the former Senior Vice President, Finance and Corporate Development, and Chief Financial Officer of the Company.

                  (a) SIBIA commenced an action on July 9, 1996 in the United States District Court for the Southern District of California alleging infringement by the Company of a patent covering the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays, and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999, the United States District Court granted SIBIA's request for injunctive relief that precludes the Company from using the method claimed in SIBIA's patent. On February 26, 1999, the United States District Court denied the Company's motions to set aside the jury verdict, to grant a new trial and to reduce or set aside the $18.0 million damage award by the jury. The Company has appealed the judgment. The appeal will be heard by the Court of Appeals for the Federal Circuit in Washington, D.C. All briefs have been filed but the Court of Appeals has not yet set a date for oral argument. In order to stay execution pending appeal of the $18.0 million judgment obtained by SIBIA, in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgment in the event the Company were to lose the appeal. Such $18.5 million was classified, as of December 31, 1998, as "restricted cash noncurrent" and the Company's "cash and cash equivalents" was reduced by $18.5 million. If the Company is not successful in materially reducing or setting side the $18.0 million damage award on appeal, the business, financial condition and results of operations of the Company will be materially adversely affected. The costs of and the diversion of Company resources associated with this litigation have had a material adverse effect on the business, financial condition, results of operations and liquidity of the Company.

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

                  (b) On October 4, 1999, Philip N. Sussman, the former Senior Vice President, Finance and Corporate Development, and Chief Financial Officer of the Company, commenced an arbitration proceeding against the Company seeking severance pay of approximately $525,000. The Company believes that Mr. Sussman is not entitled to such severance pay and intends to vigorously defend the action.

Item 2.           Changes in Securities and Use of Proceeds

                  The information provided below represents a reasonable estimate of the application through September 30, 1999 of the net proceeds of $19,783,140 which were received from the Company's initial public offering on July 17, 1996:

                            Construction of plant, building and facilities                                  $849,515
                            Purchase and installation of machinery and equipment                          $2,776,203
                            Research and license payments to others                                       $1,954,843
                            Investment in companies complementary to the
                                 Company's business                                                       $2,150,000
                            Working capital used to fund operations                                      $12,052,579

                  Except for payments described in the following sentence, the application of the net offering proceeds listed above represents direct payments to others. No payments were made to directors or officers or to their associates except for payments made in the ordinary course of business which include, but may not be limited to, the payment of officer salaries, fringe benefits, and expense reimbursements or compensation paid to directors for their services provided to the Company under consulting arrangements. At September 30, 1999, the Company had utilized all of its offering proceeds.

Item 3.           Defaults Upon Senior Securities

                  Nothing to report.

Item 4.           Submission of Matters to a Vote of Security Holders

                  Nothing to report.

Item 5.           Other Information

                  Nothing to report

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






                                  CADUS PHARMACEUTICAL CORPORATION
                                  (Registrant)




Date: November 12, 1999        By /s/ Charles Woler
                                  -----------------
                                  Charles Woler
                                  President and Chief Executive Officer
                                  (Authorized Officer and Principal Financial
                                  Officer)

                                  EXHIBIT INDEX



  The following exhibit is filed as part of this Quarterly Report on Form 10-Q:


                     Exhibit No.                Description
                     -----------                -----------
                          27                    Financial Data Schedule