Form 10-K
period 1999-12-31
CADUS PHARMACEUTICAL CORP
filed 2000-03-29
CIK 911148

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[ X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended .....................................December 31,1999.

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------   ----------------------.

Commission File Number       0-28674
                       ---------------------------------------------------------

                         CADUS PHARMACEUTICAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           13-3660391
------------------------------------------   -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     767 Fifth Avenue
     New York, New York                                       10153
------------------------------------------                    -----
 (Address of principal executive offices)                   (Zip Code)

Company's telephone number, including area code:     (212) 702-4351
                                                 -------------------------------

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
                     Yes:   X                       No:
                          -----                         -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Common Stock held by non-affiliates of the Company, computed by reference to the closing price on March 15, 2000, was $20,181,324.

         Number of shares outstanding of each class of Common Stock, as of March 15, 2000: 13,144,040 shares.

Special Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-K, particularly under Items 1 through 8, constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, technological uncertainties regarding the Company's technologies, uncertainties regarding the Company's ability to license its technologies to third parties, uncertainties regarding the Company's future acquisition and in-licensing of technologies, Company's capital needs and uncertainty of future funding, risks and uncertainties relating to the Company's ongoing litigation with SIBIA Neurosciences, Inc. ("SIBIA")*, including uncertainties relating to the outcome of appeals and the re-examination of SIBIA's patent at issue in the litigation, the Company's history of operating losses, the Company's dependence on proprietary technology and the unpredictability of patent protection, intense competition in the pharmaceutical and biotechnology industries, rapid technological development that may result in the Company's technologies and future products becoming obsolete, uncertainties regarding the Company's ability to attract and retain key officers, employees and consultants, as well as other risks and uncertainties discussed in the Company's prospectus dated July 17, 1996.

                                     PART I

Item 1.  Business.

General

         Cadus Pharmaceutical Corporation ("Cadus" or the "Company") was incorporated under the laws of the State of Delaware in January 1992 and until July 30, 1999 devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies.

         On July 30, 1999, the Company sold to OSI Pharmaceuticals, Inc. ("OSI"), pursuant to an asset purchase agreement, its drug discovery programs focused on G Protein-coupled receptors, its directed library of approximately 150,000 small molecule compounds specifically designed for drug discovery in the G Protein-coupled receptor arena, its collaboration with Solvay Pharmaceuticals B.V. ("Solvay Pharmaceuticals"), its lease to its research facility in Tarrytown, New York together with the furniture and fixtures and its lease to equipment in the facility, and its inventory of laboratory supplies. Pursuant to such sale transaction, OSI assumed the Company's lease to the Company's research facility in Tarrytown, New York, the Company's equipment lease with General

----------------------
         *SIBIA was acquired by Merck & Co. in the fourth quarter of 1999 and, accordingly, references to SIBIA herein are references to Merck & Co. after such date.

Electric Capital Corporation ("GECC") and the Company's research collaboration and license agreement with Solvay Pharmaceuticals. OSI also hired more than 45 of the Company's scientific and administrative personnel. As consideration for the sale, the Company received approximately $1,500,000 in cash and OSI assumed certain liabilities of the Company relating to employees hired by OSI aggregating approximately $133,000. In addition, the Company would be entitled to royalties and up to $3.0 million in milestone payments on the first product derived from compounds sold to OSI or from the collaboration with Solvay Pharmaceuticals. The Company licensed to OSI on a non-exclusive basis certain technology solely to enable OSI to fulfill its obligations under the collaboration with Solvay Pharmaceuticals. The Company also licensed to OSI on a non-exclusive basis certain proprietary software and technology relating to chemical resins in order to enable OSI to fully benefit from the compounds it acquired from the Company. The Company retained ownership of all its other assets, including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, and genetic engineering tools, its joint ownership of the human orphan G Protein-coupled receptors identified pursuant to its collaboration with Genomic Therapeutics Corporation, its proprietary software, its genomics databases related to G Protein-coupled receptors, all assays and technologies reverting to it from its collaboration with Bristol-Myers Squibb Company, a 30% equity position in Axiom Biotechnologies Inc., the Company's cash and cash equivalents, and the approximately $19.1 million being held in escrow pending appeal of the verdict in favor of SIBIA. The Company ceased its drug discovery operations and research efforts for collaborators as a result of this transaction and terminated all employees who were not hired by OSI or who did not voluntarily resign, except for the chief executive officer.

         The Company is seeking to license its technologies and to otherwise realize value from its assets. The Company is also seeking to use a portion of its available cash to acquire technologies or products or to acquire or invest in companies.

         Prior to July 30, 1999, the Company developed several proprietary technologies that exploit the similarities between yeast and human genes to elucidate gene function and cell signaling pathways. In February 2000, the Company licensed its yeast technologies and its bioinformatics software to OSI on a non-exclusive basis. The Company is seeking to license these technologies to other third parties on a non-exclusive basis. Three of these technologies are used to identify small molecules that act as agonists or antagonists to cell surface receptors: (i) a hybrid yeast cell technology that expresses a functioning human receptor and a portion of its signaling pathway in a yeast cell, (ii) the Autocrine Peptide Expression ("Apex(TM)") system that expresses in a hybrid yeast cell both a known human ligand and the receptor that is activated by that ligand and (iii) the Company's Self Selecting Combinatorial Library ("SSCL(TM)") technologies, which are used to identify a ligand that activates a targeted orphan receptor (a receptor whose function is not known).

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

         There are approximately 2,000 G Protein-coupled receptors estimated to be in the human genome, half of which are believed to be involved in taste, smell and sight. The importance of G Protein-coupled receptors is demonstrated by the fact that more than 60% of all currently available prescription drugs work by interacting with known G Protein-coupled receptors. These drugs include the anti-ulcer agents Zantac and Tagamet, the anti-depressants Prozac and Zoloft, and the anti- histamine Claritin. Many of these drugs were developed through the application of time consuming and expensive trial and error methods without an understanding of the chemistry and structure of the G Protein-coupled receptors with which they interact. More efficient drug discovery methods are available once the gene sequence, biological function and role in disease processes of a G Protein-coupled receptor have been determined.

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

Cadus's Drug Discovery Technologies

         The Company has developed several proprietary drug discovery technologies that address many of the limitations of traditional drug discovery methods, including tools used to screen for compounds that act as agonists or antagonists to cell surface receptors and tools used to identify ligands to targeted orphan receptors. The Company is currently seeking to license these technologies on a non-exclusive basis to third parties.

         Hybrid Yeast Cells

         The Company has developed a proprietary technology to insert human genes into yeast cells to create hybrid yeast cells. The Company focused its hybrid yeast cell technology primarily on G Protein-coupled receptors. The Company's scientists typically created hybrid yeast cells by replacing yeast G Protein-coupled receptor genes and certain signaling molecules with their human equivalents. As a result, these hybrid yeast cells express a human G Protein-coupled receptor and a portion of its signaling pathway. These hybrid yeast cells can be used to identify those compounds that act as agonists or antagonists to that receptor or a molecule that is in its signaling pathway. The Company has also created hybrid yeast cells using other classes of human cell-surface receptors that have a functional equivalent in yeast. To facilitate drug screen development, the Company has designed and developed more than twenty-five thousand genetically different yeast strains that can be used to build novel hybrid yeast cells.

         The Company believes that hybrid yeast cells are highly effective for screening compounds. Hybrid yeast cells can be used to measure the biological activity of the human signaling pathway in which intervention is desired. In addition, hybrid yeast cells contain a single human receptor which connects to a defined signaling pathway. Accordingly, a specific change in cell behavior, such as replication, is easily monitored and can be attributed to the compound being tested. Also, because different human genes can be inserted into yeast, hybrid yeast cells enable the user to identify compounds that act at virtually any site in the human cell signaling pathway. These sites include the ligand binding site on the receptor, as well as other sites on the receptor, and the protein components of individual signaling pathways. Moreover, because yeast are resistant to solvents and toxins often used to dissolve test compounds, hybrid yeast cells can be used to screen synthetic organic libraries, combinatorial libraries and natural product libraries. Hybrid yeast cells can also be used to perform high throughput screening of compound libraries.

         The Company has developed a biological database that catalogues the Company's collection of proprietary cells, cell lines, yeast strains and genetic engineering tools. This database currently has approximately 30,000 entries, that include the phenotype and the genotype of the cell or yeast strain and its storage site.

         Autocrine Peptide Expression System (Apex(TM))

         The Company extended its hybrid yeast cell technology to develop a novel drug screening technology. Biological signaling frequently involves the concerted behavior of at least two cells: one that sends the signal and a second that receives and responds to that signal. The Company's scientists converted this natural multi-cell process into a single cell process by inserting into a hybrid yeast cell both the human G Protein-coupled receptor and the gene that causes the yeast cell to produce the ligand that naturally binds to the receptor being expressed by the same hybrid yeast cell. As a result, the Company's scientists made the cell self-stimulating, or "autocrine," in that it both sends a signal through production and secretion of a ligand and responds, by replication, to that same signal through the receptor. The Company believes that the autocrine nature of the Apex(TM) system makes it an effective tool for the identification of compounds that act as agonists or antagonists with respect to that receptor or a molecular target in its signaling pathway. As a result, drug screening may be conducted in an accelerated, cost effective process as compared to conventional screening techniques.

         Self Selecting Combinatorial Library Technology (SSCL(TM))

         The Company developed its proprietary SSCL(TM) technology to identify a ligand that activates an orphan receptor. The SSCL(TM) technology involves the creation of a library of peptides encoded in DNA, called a combinatorial peptide expression library. This library is inserted into a strain of hybrid yeast cells that all express the same orphan receptor. The activation of this receptor is functionally coupled with cell replication. Each of the millions of yeast cells in the strain incorporates a different peptide encoded in DNA, resulting in a library of yeast cells which all express the same orphan receptor but are each programmed to secrete a different peptide. Most of the secreted peptides have no effect on the orphan receptor and the hybrid yeast cells producing these peptides do not replicate. The Company estimates that one in a million hybrid yeast cells generates a peptide ligand that activates the orphan receptor. These particular hybrid yeast cells replicate and, therefore, are readily identified. Thus, the SSCL(TM) technology uses self selection to identify the ligand that binds to the targeted orphan receptor. The sequence of the peptide ligand can then be rapidly identified and undergo further evaluation. One to ten million peptides can be tested in a matter of hours. The Company has used its SSCL(TM) technology to successfully identify ligands to orphan receptors in less than a month, significantly accelerating this step in the drug discovery process. Identifying ligands to orphan receptors is the critical first step in determining the biological function of orphan receptors and demonstrating their value as drug discovery targets.

         The strains of hybrid yeast cells constructed for the SSCL(TM) can simultaneously be used as screens for large libraries of chemical compounds. This capability enabled the Company to seek to identify a peptide ligand to an orphan receptor while simultaneously creating a high throughput screen for small molecule agonists and antagonists to that receptor.

         Bioinformatics for Target Identification

         The Company has developed proprietary software algorithms that can be used to rapidly search through the data generated by the Human Genome Project for DNA sequences that are likely to be those of G Protein-coupled receptors.

         Human Orphan G Protein-Coupled Receptors

         On July 25, 1998, the Company entered into a collaboration agreement with Genome Therapeutics Corporation ("GTC"), which has bioinformatics technologies and know-how that it uses to identify and sequence orphan G Protein-coupled receptors. Pursuant to the collaboration, the Company and Genome Therapeutics Corporation identified and isolated fifty-six (56) human orphan G Protein-coupled receptors. The rights to such fifty-six (56) human orphan G Protein-coupled receptors are owned jointly by the Company and GTC. Each of the Company and GTC will share in any research funding, equity investments, license fees, milestone payments and royalties that may be received from third party pharmaceutical companies that enter into collaboration agreements with the Company and/or GTC with respect to such G Protein-coupled receptors. As of November 1999, the Company and GTC ceased collaborating.

         SIBIA Injunction

         On January 29, 1999, SIBIA Neurosciences, Inc. ("SIBIA") obtained an injunction that precludes the Company from using the readout method covered by a patent owned by SIBIA that utilized an added reporter gene to enable detection of the results from screening compounds against the Company's hybrid yeast cells. The Company may have difficulties licensing its technologies to third parties unless and until this injunction is dissolved on appeal. See "Legal Proceedings."

Investment in Axiom Biotechnologies Inc.

         The Company has an approximately 30% equity interest in Axiom Biotechnologies Inc. ("Axiom") which is developing a High Throughput Pharmacology System ("HT-PS(TM)"). The HT-PS(TM) measures the immediate physiological responses to chemical compounds of natural or genetically engineered human cells and performs both selectivity profiles and dose-response curves. By automating the slow, labor-intensive and costly process of assessing the pharmacological properties of potential therapeutic compounds identified through primary screening, the HT-PS(TM) enables scientists to accelerate the secondary screening process and thus the identification of lead compounds.

Collaborative Arrangements

         The Company no longer has any collaborations with pharmaceutical companies. The Bristol- Myers Squibb Company collaboration expired in July 1999, the Solvay Pharmaceuticals collaboration was assigned to OSI in July 1999 and the Company and SmithKline Beecham p.l.c. agreed to terminate their collaboration in September 1999. Each of Bristol-Myers Squibb Company and SmithKline Beecham p.l.c. is required to make payments to the Company upon the achievement by it of certain pre-clinical and drug development milestones and to pay the Company royalties on the sale of any drugs developed as a result of the research collaboration with the Company or through the use of the Company's drug discovery technologies. There can be no assurance that any such milestones will be achieved or any such drugs developed.

Licensing Arrangements

           In February 2000, the Company licensed to OSI, on a non-exclusive basis, its yeast technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to the Company a license fee of $100,000 and an access fee of $600,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until 2010 and a supplemental license fee of $250,000 upon the lifting or dissolution of the injunction obtained by SIBIA. The Company is seeking to license these technologies to other third parties on a non- exclusive basis.

Patents, Proprietary Technology and Trade Secrets

         The Company relies upon patents and trade secrets to protect its proprietary technologies. As of March 15, 2000, the Company was the assignee of two issued U.S. patents covering aspects of its yeast technology and was the exclusive worldwide licensee of two issued U.S. patents for use in drug discovery. In addition, as of such date, the Company had filed or held licenses to 23 other U.S. patent applications, as well as related foreign patent applications.

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

         In November 1999, the Company terminated its exclusive worldwide license to issued U.S. patents relating to MEKK enzymes and U.S. and international patent applications in the field of signal transduction in human cells that it had obtained from National Jewish Center for Immunology and Respiratory Medicine.

         During 1999, the Company ceased providing to Massachusetts Institute of Technology ("M.I.T.") research funding for the LivingChipTM, a technology that was being co-developed by the Company and M.I.T. to miniaturize and automate the Company's hybrid yeast cell technology. In March 2000, the Company's license to M.I.T.'s LivingChipTM technology was terminated.

         The Company has granted certain rights under several of its patents and patent applications relating to its yeast-based technologies to Solvay Pharmaceuticals, OSI and SmithKline Beecham.

         In addition to patent protection, the Company relies upon trade secrets and proprietary know-how to maintain its competitive position. To maintain the confidentiality of its trade secrets and proprietary information, the Company requires its employees and consultants to execute confidentiality agreements upon the commencement of their relationships with the Company. Such agreements with employees and consultants also provide that all inventions resulting from work performed by them while in the employ of the Company will be the exclusive property of the Company.

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

         The field of gene discovery has become intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents covering their gene discoveries. Some of these applications or patents may be competitive with the Company's applications or conflict in certain respects with claims made under the Company's applications. Moreover, because patent applications in the United States are maintained in secrecy until patents issue and because patent applications in certain other countries generally are not published until more than eighteen months after they are filed and because publication of technological developments in the scientific or patent literature often lags behind the date of such developments, the Company cannot be certain that it was the first to invent the subject matter covered by its patents or patent applications or that it was the first to file patent applications for such inventions. If an issue regarding priority of inventions were to arise with respect to any of the patents or patent applications of the Company or its licensors, the Company might have to participate in litigation or interference proceedings declared by the United States Patent and Trademark Office or similar agencies in other countries to determine priority of invention. Any such participation could result in substantial cost to the Company, even if the eventual outcome were favorable to the Company.

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

         In July 1996, SIBIA commenced a patent infringement action against the Company alleging infringement by the Company of a patent covering the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999, the United States District Court granted SIBIA's request for injunctive relief that precludes the Company from using the method claimed in SIBIA's patent. The injunction does not bar the Company from engaging in development of screening assays. On February 26, 1999, the United States District Court denied the Company's motions to set aside the jury verdict, to grant a new trial and to reduce or set aside the $18.0 million damage award by the jury. The Company has appealed the judgment. The appeal will be heard by the Court of Appeals for the Federal Circuit in Washington, D.C. All briefs have been filed and the Court of Appeals heard oral argument on March 9, 2000. In order to stay execution pending appeal of the $18.0 million judgment obtained by SIBIA, in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgment in the event the Company were to lose the appeal. Interest earned on the $18.5 million has been added to the reserve for litigation damages, which was $19.1 million at December 31, 1999. If the Company is not successful in materially reducing or setting aside the $18.0 million damage award on appeal, the business, financial condition and results of operations of the Company will be materially adversely affected. The costs of and the diversion of Company resources associated with this litigation have had a material adverse effect on the business, financial condition and results of operations of the Company.

         In January 1999, the U.S. Patent and Trademark Office granted the Company's request to re-examine the patent issued to SIBIA that was the subject of the litigation. In March 2000, the Patent Office issued an office action rejecting all claims of SIBIA's patent. This office action is an initial determination only to which SIBIA will have an opportunity to respond. The Patent Office is not expected to issue a final decision for several months. A final decision by the Patent Office that SIBIA's patent is invalid would take precedence over the outstanding jury verdict and judgment. There can be no assurance, however, that the Patent Office will issue a final decision finding SIBIA's patent to be invalid.

Competition

         The biotechnology and pharmaceutical industries are intensely competitive. The Company's technologies consist principally of genetically engineered yeast cells. The Company is aware of companies, such as American Home Products Corporation and Glaxo Wellcome, Plc, that may use yeast as a drug discovery medium. In addition, many smaller companies are pursuing these areas of research. The Company is also aware of other companies that are inserting human orphan G Protein-coupled receptors into yeast and other cells and using these hybrid cells for drug discovery purposes. Certain other companies are seeking to determine the functions of human orphan G Protein-coupled receptors by identifying agonists to these receptors and by other research methods. All of the above companies are significant competitors of the Company. Many of the Company's competitors have greater financial and human resources, and more experience in research and development than the Company. There can be no assurance that competitors of the Company will not develop competing drug discovery technologies that are more effective than those developed by the Company thereby rendering the Company's drug discovery technologies obsolete or noncompetitive. Moreover, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's ability to use or license its drug discovery technologies, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         In order to compete successfully, the Company's goal is to obtain patent protection for its drug discovery technologies and to make these technologies available to pharmaceutical and biotechnology companies through licensing arrangements for use in discovering drugs. There can be no assurance, however, that the Company will obtain patents covering its technologies that protect it against competitors. Moreover, there can be no assurance that the Company's competitors will not succeed in developing technologies that circumvent the Company's technologies or that such competitors will not succeed in developing technologies that are more effective than those developed by the Company or that would render technology of the Company less competitive or obsolete.

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

         Timetables for the various phases of clinical trials and NDA approval cannot be predicted with any certainty. The Company or the FDA may suspend clinical trials at any time if it is believed that individuals participating in such trials are being exposed to unacceptable health risks. Even assuming that clinical trials are completed and that an NDA is submitted to the FDA, there can be no assurance that the NDA will be reviewed by the FDA in a timely manner or that once reviewed, the NDA will be approved. The approval process is affected by a number of factors, including the severity of the targeted indications, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, or may require additional testing or information with respect to the investigational drug. Even if initial FDA approval is obtained, further studies, including post-market studies, may be required in order to provide additional data on safety and will be required in order to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. The FDA will also require post-market reporting and may require surveillance programs to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the drug. Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling, an NDA supplement may be required to be submitted to the FDA.

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

         There can be no assurance that the regulatory framework described above will not change or that additional regulations will not arise that may affect approval of or delay an IND or an NDA. The Company has no preclinical or clinical development expertise and intends to rely on third party clinical research organizations to design and conduct most of such activities if required.

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

Employees

         As of March 15, 2000, the Company had one employee, its chief executive officer.

         The Company's employee is not covered by a collective bargaining agreement, and the Company believes that its relationship with its employee is good.

Item 2.  Properties.

         The Company currently leases one office at 767 Fifth Avenue, New York, New York on a month- to-month basis. The Company also leases storage space.

Item 3.  Legal Proceedings.

         The Company is not a party to any material legal proceedings other than SIBIA Neurosciences, Inc. v. Cadus Pharmaceutical Corporation and an arbitration proceeding commenced by Philip N. Sussman, the former Senior Vice President, Finance and Corporate Development, and Chief Financial Officer of the Company.

         SIBIA commenced an action on July 9, 1996 in the United States District Court for the Southern District of California alleging infringement by the Company of a patent covering the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays, and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999, the United States District Court granted SIBIA's request for injunctive relief that precludes the Company from using the method claimed in SIBIA's patent. On February 26, 1999, the United States District Court denied the Company's motions to set aside the jury verdict, to grant a new trial and to reduce or set aside the $18.0 million damage award by the jury. The Company has appealed the judgment. The appeal will be heard by the Court of Appeals for the Federal Circuit in Washington, D.C. All briefs have been filed and the Court of Appeals heard oral argument on March 9, 2000. In order to stay execution pending appeal of the $18.0 million judgment obtained by SIBIA, in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgment in the event the Company were to lose the appeal. If the Company is not successful in materially reducing or setting aside the $18.0 million damage award on appeal, the business, financial condition and results of operations of the Company will be materially adversely affected. The costs of and the diversion of Company resources associated with this litigation have had a material adverse effect on the business, financial condition, results of operations and liquidity of the Company.

         In January 1999, the U.S. Patent and Trademark Office granted the Company's request to re- examine the patent issued to SIBIA that was the subject of the litigation. In March 2000, the Patent Office issued an office action rejecting all claims of SIBIA's patent. This office action is an initial determination only to which SIBIA will have an opportunity to respond. The Patent Office is not expected to issue a final decision for several months. A final decision by the Patent Office that SIBIA's patent is invalid would take precedence over the outstanding jury verdict and judgment. There can be no assurance, however, that the Patent Office will issue a final decision finding SIBIA's patent to be invalid.

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


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's common stock, $.01 par value per share (the "Common Stock"), was traded on the Nasdaq National Market under the symbol KDUS until September 27, 1999 when it was delisted. Since September 27, 1999, the Company's Common Stock has traded on the over-the- counter bulletin board under the symbol KDUS. The table below sets forth the high and low sales price per share of the Common Stock for the periods indicated, as reported by the Nasdaq National Market or the over-the-counter bulletin board, as the case may be.

        Fiscal Year 1998                              High            Low

        First quarter ended March 31, 1998            $ 9.00          $ 4.69

        Second quarter ended June 30, 1998            $ 8.25          $ 4 .44

        Third quarter ended September 30, 1998        $ 6.75          $ 2.75

        Fourth quarter ended December 31, 1998        $ 3.94          $ 1.78


        Fiscal Year 1999                              High            Low

        First quarter ended March 31, 1999            $ 2.31          $ 1.00

        Second quarter ended June 30, 1999            $ 1.13          $ 0.75

        Third quarter ended September 30, 1999        $ 0.91          $ 0.22

        Fourth quarter ended December 31, 1999        $ 0.44          $ 0.09

                  As of March 15, 2000, there were approximately 60 holders of record of the Company's Common Stock.

                  The Company has not declared or paid any cash dividends on its Common Stock during the past two fiscal years and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings for the growth of and for use in its business.

         Recent Sales of Unregistered Securities.

         Within the past three years, the Company has issued and sold the following securities that were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance on an exemption from required registration pursuant to Section 3(b) or 4(2) of the Act:

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

                                                   Year Ended December 31,
                                                   -----------------------

                                    1999       1998           1997         1996        1995
                                    ----       ----           ----         ----        ----

Statement of Operations Data:            (dollars in thousands, except per share data)
Revenues                           $6,028     $12,576         $9,013      $6,500      $4,418
Operating costs and expenses:
   Research and development         9,116      15,389         11,561       8,283       5,383
   General and administrative       3,643       8,977          4,092       2,315       1,376
                                  -------     -------        -------     -------     -------
Total operating costs and
    expenses                       12,759      24,366         15,653      10,598       6,759
                                  -------     -------        -------     -------     -------
Operating loss                     (6,731)    (11,790)        (6,640)     (4,098)     (2,341)
Net loss                           (8,524)   $(29,690)(1)    $(5,411)    $(2,441)    $(1,482)
                                  =======     =======        =======     =======      =======
Basic and diluted net loss per
    share                          $(0.65)     $(2.32)         $(.44)      $(.39)     $(1.07)
                                  =======     =======        =======     =======      =======


Shares used in calculation
of basic and diluted net
loss per share..............   13,068,940  12,811,525     12,225,463   6,280,917   1,382,139

                                                                      December 31,
                                                                      ------------
                               1999           1998           1997       1996        1995
                               ----           ----           ----       ----        ----
Balance Sheet Data:                               (in thousands)
Cash and cash equivalents     $5,082(2)     $10,976(2)     $36,762     $43,153     $25,683
Total assets                  26,699         36,587         42,241      47,287      30,725
Short-term debt                 --             --              150          13       2,397
Long-term debt                  --             --               --         166          29

Accumulated deficit          (52,056)       (43,532)       (13,842)     (8,431)     (5,991)
Stockholders' equity           7,465         15,989         40,500      45,181      27,723

------------------

(1) The net loss of $29,690,000 for the year ended December 31, 1998, includes an $18.5 million reserve for litigation damages with respect to the patent infringement litigation with SIBIA.

(2) In order to stay execution pending appeal of the $18.0 million judgment obtained by SIBIA, in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgment in the event the Company were to lose the appeal. Such $18.5 million was classified, as of December 31, 1998, as "restricted cash noncurrent" and the Company's "cash and cash equivalents" was reduced by $18.5 million. Interest earned on the restricted cash has been added to restricted cash.

The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its common stock in the foreseeable future.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Overview

         The Company was incorporated in 1992 and until July 30, 1999 devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, the Company sold its drug discovery assets to OSI and ceased its internal drug discovery operations and research efforts for collaborative partners. Pursuant to such sale transaction, OSI assumed the Company's lease to its research facility in Tarrytown, New York, the Company's equipment lease with GECC, and the Company's research collaboration and license agreement with Solvay Pharmaceuticals. OSI hired more than 45 of the Company's scientific and administrative personnel. The Company has terminated all employees who were not hired by OSI or who did not voluntarily resign, except for the chief executive officer.

         The Company has incurred operating losses in each year since its inception, including net losses of approximately $8.5 million during the year ended December 31, 1999. At December 31,

1999, the Company had an accumulated deficit of approximately $52.1 million, which includes a $19.1 million reserve (including interest earned on the escrowed cash) for litigation damages with respect to the patent infringement litigation with SIBIA. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

         Years Ended December 31, 1999 and 1998

         Revenues

         Revenues for 1999 decreased to $6.0 million from $12.6 million in 1998. This decrease was primarily attributable to the Company only receiving a research milestone payment of $1.0 million from SmithKline Beecham p.l.c. ("SmithKline") in 1999 as compared to the $2.0 million technology development fee it received from SmithKline in 1998; the termination in July 1999 of the research collaboration with Bristol-Myers Squibb; the termination in August 1999 of the research collaboration with SmithKline; and the sale to OSI of the research collaboration with Solvay Pharmaceuticals on July 30, 1999.

         Operating Expenses

         The Company's research and development expenses for 1999 decreased to $9.1 million from $15.4 million in 1998 due to the reduction in staff and research activities as a result of the asset sale to OSI on July 30, 1999.

         General and administrative expenses for 1999 decreased to $3.6 million from $9.0 million in 1998. This decrease is attributable primarily to decreased litigation expenses and the sale of drug discovery operations to OSI.

         Net Interest Income

         Net interest income for 1999 decreased to $552,000 from $1.8 million in 1998. This decrease is attributable primarily to the decrease in the Company's unrestricted cash balances as compared to 1998.

         Equity in Other Ventures

         Equity in other ventures reflects losses and gains associated with the Company's two equity investments. For the years ended December 31, 1999 and 1998, the Company recognized gains of approximately $21,000 and $8,000, respectively, related to its investment in Laurel Partners Limited Partnership. For the years ended December 31, 1999 and 1998, the Company recognized approximately $1.4 million and $1.2 million, respectively, in losses generated by Axiom. The Company's investment in Axiom is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses prior to the investment made by JAFCO Co. Ltd. ("JAFCO") in Axiom in June 1998. Following the JAFCO investment, the Company began recognizing 50% of the net losses generated by Axiom which is the extent to which the Company is deemed to be funding such losses.

         Net Loss

         The net loss for 1999 decreased to $8.5 million from $29.7 million in 1998. The decrease can be attributed primarily to the establishment in 1998 but not in 1999 of the $18.5 million reserve for litigation damages with respect to the patent infringement litigation with SIBIA as well as a decrease in the operating expenses of the Company as described above, which was partially offset by a decrease in revenues.

         Years Ended December 31, 1998 and 1997

         Revenues

         Revenues for 1998 increased to $12.6 million from $9.0 million in 1997. This increase was primarily attributable to a one time $2.0 million technology development fee and an increase in research funding from SmithKline one of the Company's collaborative partners. The research collaboration with SmithKline began in February 1997.

         Operating Expenses

         The Company's research and development expenses for 1998 increased to $15.4 million from $11.6 million in 1997. This increase was attributable to increases in staffing, supplies and facilities expenses as well as expenses associated with the Company's sponsored research agreement with M.I.T. which began in January 1998.

         General and administrative expenses for 1998 increased to $9.0 million from $4.1 million in 1997. This increase was attributable primarily to increased legal expenses.

         Net Interest Income

         Net interest income for 1998 decreased to $1.8 million from $2.1 million in 1997. This decrease related primarily to the decreases in the Company's cash reserves.

         Equity in Other Ventures

         Equity in other ventures reflects losses and gains associated with the Company's two equity investments. For the years ended December 31, 1998 and 1997, the Company recognized a gain and a loss of approximately $8,000 and $174,000, respectively, related to its investment in Laurel Partners Limited Partnership. For the years ended December 31, 1998 and 1997, the Company recognized approximately $1.2 million and $658,000, respectively, in losses generated by Axiom. The Company's investment in Axiom is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses prior to the investment made by JAFCO in Axiom in June 1998. Following the JAFCO Investment, the Company began recognizing 50% of the net losses generated by Axiom which is the extent to which the Company is deemed to be funding those losses.

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

Liquidity and Capital Resources

         At December 31, 1999, the Company held cash and cash equivalents, exclusive of restricted cash of $5.1 million. The Company's working capital at December 31, 1999 was $5.3 million.

         During the year ended December 31, 1999, the Company invested approximately $470,000 in property and equipment.

         On July 30, 1999, the Company sold its drug discovery assets to OSI and ceased its internal drug discovery operations and research efforts for collaborative partners. Pursuant to such sale transaction, OSI assumed the Company's lease to the Company's research facility in Tarrytown, New York, the Company's equipment lease with GECC, and the Company's research collaboration and license agreement with Solvay Pharmaceuticals. OSI hired more than 45 of the Company's scientific and administrative personnel. The Company also terminated all employees who were not hired by OSI or who did not voluntarily resign, except for the chief executive officer. As a result of the foregoing, the Company ceased to have revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

         In February 2000, the Company licensed to OSI, on a non-exclusive basis, its yeast technologies. OSI paid to the Company a license fee of $100,000 and an access fee of $600,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until 2010 and a supplemental license fee of $250,000 upon the lifting or dissolution of the injunction obtained by SIBIA.

         The Company believes that its existing capital resources, together with interest income, will be sufficient to support its current and projected funding requirements through the end of 2001. This forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to license its technologies and otherwise realize value from its assets, the transactions, if any, arising from the Company's efforts to acquire technologies or products or to acquire or invest in companies, expenses of pursuing such transactions and the outcome of its appeal of the judgment in the SIBIA patent litigation.

         At December 31, 1999, the Company had tax net operating loss carryforwards of approximately $30.7 million and research and development credit carryforwards of approximately $2.6 million which expire in years 2009 through 2019. The Company's ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986.

New Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998 and was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company does not believe that the implementation of SFAS 133 will have a material effect on its financial position or results of operations.

         On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 -- "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101 requires registrants to adopt the accounting guidance contained therein by no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently assessing the financial impact of complying with SAB No. 101 and has not yet determined whether applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

         Information with respect to the executive officers and directors of the Company as of March 15, 2000 is set forth below:

Name                                  Age       Position
----                                  ---       --------

Charles Woler, M.D., Ph.D.            50        President, Chief Executive
                                                Officer and Director

James R. Broach, Ph.D.                51        Director

Russell D. Glass (1)                  37        Director

Carl C. Icahn                         64        Director

Peter S. Liebert, M.D.                64        Director

Professor Siegfried G. Schaefer       50        Director

Jack G. Wasserman (1)                 62        Director

--------------------

(1) Member of the Compensation Committee.

 .

         Charles Woler, Ph.D., M.D., President and Chief Executive Officer, joined the Company in September1998. From late 1994 to July 1998, he was General Manager of the Bouchara Group, a French based pharmaceutical company specializing in bronchopulmonary disease and dermatology. From July 1993 to September 1996, he was Vice Chairman of Pierre Fabre Pharma, a $1.0 billion private pharmaceutical company based in France with operations in 26 countries and was directly in charge of international operations. From January 1993 to June 1998, he also served as Associate Professor of Strategy, Management, and Organization at Paris University. From March 1992 to June 1993, Dr. Woler was Chairman of Europe Pharmaceuticals at SmithKline Beecham p.l.c. in London and from 1985 to 1991 he was at Hoffman la Roche-France, serving initially as Director of Pharma Operations and General Manager of the Pharma Division and then as Chairman of Pharma, Diagnostic, Vitamines and Fine Chemicals. From 1980 to 1985, he was Medical and Scientific Director and then Marketing and Sales Director at Riom Laboratories, a division of Akzo Pharma France. From 1976 to 1979 he was Medical Director at Warner Lambert Parke Davis France. Dr. Woler holds a Doctor of Medicine and a Master's degree in Pharmacokinectics and Clinical Pharmacology from Paris University, a Ph.D. in Clinical Pharmacology and Methodology from Lyon University, and an M.B.A. from Paris Trade Chamber/Paris University.

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

     Carl C. Icahn became a director of the Company in July 1993. He was a Co-Chairman of the Board of Directors from May 1995 to May 1996. Mr. Icahn has been Chairman of the Board and Chief Executive Officer of ACF Industries, Incorporated, a privately-held railcar leasing and manufacturing company, since 1984, ACF Industries Holding Corp., a privately-held holding company for ACF Industries, Incorporated since August 1993, and, since 1968, Icahn & Co., Inc., a registered broker-dealer and until 1995 a member firm of the New York Stock Exchange, Inc. Since November 1990, Mr. Icahn has been Chief Executive Officer and Chairman of the Board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. From October 1998, Mr. Icahn has been the Chairman and Chief Executive Officer of Stratosphere Corporation which operates a hotel and casino. Mr. Icahn received his B.A. from Princeton University.

     Russell D. Glass became a director of the Company in June 1998. Since April 1998 Mr. Glass has been President and Chief Investment Officer of Icahn Associates Corp., a diversified investment firm. Since August 1998 he has also served as Vice-Chairman and Director of Lowestfare.com, Inc., a leading internet travel reservations company. Previously, Mr. Glass had been a partner in Relational Investors LLC, from 1996 to 1998, and in Premier Partners Inc., from 1988 to 1996, firms engaged in investment research and management. From 1984 to 1986 he served as an investment banker with Kidder, Peabody & Co. Mr. Glass serves as a Director of Automated Travel Systems, Inc., a software development firm; Delicious Brands Inc., a branded food products company; National Energy Group, Inc., an oil & gas exploration and production company; and the A.G. Spanos Corporation, a national real estate developer and owner of the NFL San Diego Chargers Football Club. Mr. Glass earned a B.A. in economics from Princeton University and an M.B.A. from the Stanford University Graduate School of Business.

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

         The Board of Directors has a Compensation Committee, consisting of Messrs. Glass and Wasserman, which makes recommendations regarding salaries and incentive compensation for employees of and consultants to the Company and which administers the 1993 Stock Option Plan and the 1996 Incentive Plan.

         The non-employee directors receive $1,000 for each meeting of the Board of Directors attended and $500 for each meeting of a committee of the Board of Directors attended.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Reporting persons are required by SEC regulation to furnish the Company with copies of all such filed reports. To the Company's knowledge, based solely on a review of copies of such filed reports furnished to the Company, all of the Company's directors, officers and greater than ten percent beneficial owners made all required filings during fiscal year 1999 in a timely manner.

Item 11.  Executive Compensation.

         The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered to the Company in all capacities for the fiscal years ended December 31, 1999, 1998 and 1997, by its Chief Executive Officer and each of the

Company's other executive officers whose total salary and bonus exceeded $100,000 during 1999 (collectively, the "Named Executive Officers"):

                           Summary Compensation Table
                           --------------------------

                                                                      Long-Term
                                                                    Compensation
                                                                       Awards
          Name and Principal Position          Annual Compensation   ----------
          ---------------------------          -------------------   Securities
                                       Year   Salary ($)   Bonus ($)  Underlying   All Other
                                       ----   ---------    --------   Options (#) Compensation
                                                                      ----------  ------------
Charles Woler (1).................     1999     307,500        --       129,855        --
   President and Chief Executive       1998     125,000        --       295,145      53,225(2)
   Officer

Philip N. Sussman (3).............     1999     154,327        --          --          --
  Senior Vice President of Finance     1998     191,000        --       255,000        --
  and Corporate Development and        1997     160,000      20,000      75,000        --
  Chief Financial Officer

David R. Webb (4).................     1999     121,734        --          --          --
 Vice President of Research and        1998     183,750      20,000      20,000        --
    Chief Scientific Officer           1997     175,000      20,000      45,000        --

--------------------------

(1) Dr. Woler joined the Company in October 1998 and received a salary at the rate of $300,000 per annum for 1998.
(2) All other compensation consists of relocation expenses paid by the Company on behalf of Dr. Woler.
(3)  Mr. Sussman ceased to be employed by the Company in September 1999.
(4)  Dr. Webb ceased to be employed by the Company in July 1999.


Employment Contract and Termination of Employment and Change-in-Control Arrangement

         Dr. Charles Woler

         Dr. Woler is employed as President and Chief Executive Officer under a three year employment agreement with the Company, which is extendable to four years at the Company's option, entered into effective as of October 1, 1998. Pursuant to his agreement, Dr. Woler will receive an annual base salary of $300,000 for his first year of employment, $330,000 for his second year of employment and $360,000 for his third year of employment. If the agreement is extended, Dr. Woler will receive an annual base salary of $400,000 for his fourth year of employment. Dr. Woler also received a $24,000 housing allowance for the first six months of his employment with the Company and is eligible to receive bonuses from time to time at the discretion of the Compensation Committee. If the Company terminates Dr. Woler's employment without "cause," as defined in his employment agreement, if Dr. Woler terminates his employment with the Company within 18 months after a "change of control," as defined in his employment agreement, and prior to

October 1, 2001 and after Dr. Woler's position or responsibilities are changed, or if Dr. Woler terminates his employment with the Company within three months of a material change in his position or principal place of work the Company will pay to Dr. Woler a lump sum severance payment equal to the base salary he would have earned for the balance of his agreement, but not more than two years' base salary, and all unvested stock options issued to him will immediately vest as of the date of termination. In November 1999, the Company and Dr. Woler entered into a term sheet to amend his employment agreement to provide that if the Company fails to make at least a $20 million investment in biotechnology prior to April 15, 2000 and if Dr. Woler resigns during the 90 day period beginning on April 15, 2000, the Company will pay to Dr. Woler a lump sum severance payment equal to the base salary he would have earned for the balance of his agreement. If the Company makes such an investment, Dr. Woler will be entitled to receive additional compensation equal to a two percent (2%) "profit interest" on any profit or capital gain recognized on such investment during the remaining term of his agreement. The term "profit interest" means a form of interest or arrangement which would enable Dr. Woler to receive two percent (2%) of any profit or capital gain realized by the Company from the sale or other disposition of such investment prior to October 1, 2001, or two percent (2%) of the unrealized appreciation in the investment as of October 1, 2001, after reducing the earnings, gain or appreciation, whichever is applicable by ten percent (10%) per annum, on the amount of the investment.

Option Grants

         The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1999 by the Company to the Named Executive Officers:


                                      Option Grants in Last Fiscal Year

                                               Individual Grants
                                               -----------------
                                                                                            Potential Realizable Value
                                         Percent of                                          At Assumed Annual Rates
                                           Total                                                 of Stock Price
                         Securities       Options                                             Appreciation for Option
                         Underlying      Granted to           Exercise                               Terms ($)
                          Options       Employees in           Price          Expiration    ---------------------------
  Name                  Granted (#)      Fiscal Year         ($/share)           Date            5%           10%
  ----                  -----------      -----------         ---------          ------           --           ---
Charles Woler........     129,855            100                1.875           1/3/09         396,600      631,520

Philip N. Sussman ...        --              --                   --              --              --           --

David R. Webb........        --              --                   --              --              --           --



Option Exercises and Holdings

         The following table sets forth certain information concerning each exercise of stock options, during the fiscal year ended December 31, 1999 by the Named Executive Officers and unexercised stock options held by the Named Executive Officers as of the end of such fiscal year.

               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values


                                                              Number of
                                                        Securities Underlying            Value of Unexercised
                                                       Unexercised Options at          In-The-Money Options at
                                                        December 31, 1999(#)           December 31, 1999($)(1)
                          Shares     Aggregate         -----------------------         -----------------------
                       Acquired on     Value
   Name                  Exercise   Realized ($)     Exercisable       Unexercisable   Exercisable   Unexercisable
   ----                  --------   ------------     -----------       -------------   -----------   -------------

Charles Woler........        -            -            165,279            259,721            -            --

Philip N. Sussman ...        -            -               --                 --              -            --

David R. Webb........        -            -               --                 --              -            --

------------
(1) Based on the difference between the closing price of the underlying shares of Common Stock on December 31, 1999 as reported by the over-the-counter bulletin board ($0.31) and the option exercise price.

         Incentive Plans

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

         The 1993 Stock Option Plan is administered by the Compensation Committee which is presently comprised of Russell D. Glass and Jack G. Wasserman.

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

         During 1999, there were no stock options granted under the 1993 Stock Option Plan.

         As of March 15, 2000, an aggregate of 276,739 shares of Common Stock were subject to outstanding stock options granted under the 1993 Stock Option Plan. As of March 15, 2000, options to purchase 276,739 shares were exercisable at prices ranging from $1.37 to $3.51 per share.

         The Company has registered the shares issuable upon exercise of stock options granted under the 1993 Stock Option Plan pursuant to a registration statement on Form S-8.

Stock Option Agreements

         The Company has granted non-qualified stock options to directors, officers, employees and consultants of the Company by means of stock option agreements. During 1999, there were no stock options granted pursuant to stock option agreements. As of March 15, 2000, an aggregate of 434,070 shares of Common Stock were subject to outstanding stock options granted under stock option agreements, and options to purchase 422,070 shares under such option agreements were exercisable at prices ranging from $1.50 to $6.75 per share.

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

         As of March 15, 2000, an aggregate of 404,167 shares of Common Stock were subject to outstanding stock options granted under the 1996 Incentive Plan. As of March 15, 2000, stock options to purchase 178,198 shares were exercisable at prices ranging from $2.75 to $6.63 per share.

         The Company has registered the shares issuable upon exercise of stock options granted or which may be granted under the 1996 Incentive Plan pursuant to a registration statement on Form S-8.

401(k) Plan

         In November, 1993, the Company adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees. The Company terminated the 401(k) Plan in October 1999. The Company did not make a matching contribution for the year ended December 31, 1999 to participants in the 401(k) Plan.

Compensation Committee Interlocks and Insider Participation

         The Company's Compensation Committee is composed of Russell Glass and Jack G. Wasserman. Neither Mr. Glass nor Mr. Wasserman is or was an officer or employee of the Company.

Board Compensation Committee Report on Executive Compensation

     Introduction

         The Compensation Committee of the Board is responsible for determining and administering the Company's compensation policies for the remuneration of the Company's officers. The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective.

     Philosophy

         The Company's executive compensation program seeks to encourage the achievement of business objectives and superior corporate performance by the Company's executives. The program enables the Company to reward and retain highly qualified executives and to foster a performance- oriented environment wherein management's long-term focus is on maximizing stockholder value through equity-based incentives. The program calls for consideration of the nature of each executive's work and responsibilities, unusual accomplishments or achievements on the Company's behalf, years of service, the executive's total compensation and the Company's financial condition generally.

     Components of Executive Compensation

         Historically, the Company's executive employees have received cash-based and equity-based compensation.

         Cash-Based Compensation. Base salary represents the primary cash component of an executive employee's compensation, and is determined by evaluating the responsibilities associated with an employee's position at the Company and the employee's overall level of experience. In addition, the Committee, in its discretion, may award bonuses. The Compensation Committee and the Board believe that the Company's management and employees are best motivated through stock option awards and cash incentives.

         Equity-Based Compensation. Equity-based compensation principally has been in the form of stock options. The Compensation Committee and the Board believe that stock options represent an important component of a well-balanced compensation program. Because stock option awards provide value only in the event of share price appreciation, stock options enhance management's focus on maximizing long-term stockholder value and thus provide a direct relationship between an executive's compensation and the stockholders' interests. No specific formula is used to determine stock option awards for an employee. Rather, individual award levels are based upon the subjective evaluation of each employee's overall past and expected future contributions to the success of the Company.

Compensation of the Chief Executive Officer

         The philosophy, factors and criteria of the Compensation Committee generally applicable to the Company's officers are also applicable to the Chief Executive Officer and are reflected in the employment agreement between the Chief Executive Officer and the Company. The Chief Executive Officer's salary for 1999 was based on his existing employment agreement with the Company. The Chief Executive Officer did not receive a cash bonus for 1999 because of the financial condition of the Company. The stock options to purchase an aggregate of 129,855 shares of Common Stock granted to the Chief Executive Officer on January 4, 1999 vest over time and were granted pursuant to his existing employment agreement with the Company. In November 1999, the Company and the Chief Executive Officer amended his employment agreement to provide the Chief Executive Officer with a substantial incentive to identify and consummate a significant investment in biotechnology.

               Russell Glass
               Jack G. Wasserman

Comparative Stock Performance Graph

         The following graph provides a comparison of the cumulative total return* for the Nasdaq Composite Index, the Nasdaq Biotechnology Index and the Company since the Company's initial public offering on July 17, 1996.

                      Comparison of Cumulative Total Return

   among Cadus Pharmaceutical Corporation, the Nasdaq Composite Index and the
                           Nasdaq Biotechnology Index

                                     [Graph]









         * $100 invested July 17, 1996 in the Company's Common Stock or in the index indicated, including reinvestment of dividends.

         Corresponding index values and the Company's Common Stock price values are given below:

                               7/17/96   12/31/96   12/31/97  12/31/98  12/31/99
                               -------   --------   --------  --------  --------
Cadus                           $100.00   125.000     91.071    27.686     4.429
Nasdaq Composite Index           100.00   118.808    144.513   201.784   374.482
Nasdaq Biotechnology Index       100.00   112.562    112.484   162.291   327.240
Cadus Closing Stock Price          7.00     8.750      6.375     1.938     0.31



Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 2000 with respect to
(i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. All information is based upon ownership filings made by such persons with the Securities and Exchange Commission (the "Commission") or upon information provided by such persons to the Company.

                                                                    Number of Shares
                                                                    Amount and Nature      Percentage of Outstanding
Name and Address of Beneficial Owner (1)                         of Beneficial Ownership            Owned(2)
----------------------------------------                         -----------------------  -------------------------
Carl C. Icahn............................................               3,370,216(3)                25.75%
    767 Fifth Avenue
    New York, New York  10153

Bristol-Myers Squibb.....................................                 2,061,673                 15.78%
    P.O. Box 4000
    Route 206 and Province Line Road
    Princeton, New Jersey  08543-4000

Physica B.V. (4) ........................................                 1,599,942                 12.24%
    C.J. van Houtenlaan 36
    1381 CP Weesp
    The Netherlands

BVF Partners, L.P.                                                          725,770                  5.55%
    227 West Monroe Street, Suite 4800
    Chicago, Illinois 60606

International Biotechnology Trust plc . . . . . .                         850,000(5)                 6.50%
    c/o Rothschild Asset Management Limited
    Five Arrows House
    St. Swithins Lane
    London EC4N 8NR
    United Kingdom

SmithKline Beecham Corporation                                            660,962(6)                 5.06%
    One Franklin Plaza
    Philadelphia, PA 19102

Charles Woler                                                             194,309(7)                  *

Philip N. Sussman........................................                    ----                     *

David R. Webb, Ph.D......................................                    ----                     *

James R. Broach..........................................                 110,667(8)                  *

Russell D. Glass.........................................                         *                   *

Peter S. Liebert, M.D....................................                  17,334(9)                  *

Siegfried G. Schaefer, Ph.D..............................               1,599,942(10)               12.24%

Jack G. Wasserman........................................                  11,500(11)                 *

All executive officers and directors as a................               5,303,968(12)                39.4%
    group (9 persons)

---------------------------
    * Less than one percent

(1) Except as otherwise indicated above, the address of each stockholder identified above is c/o the Company, 767 Fifth Avenue, New York, NY 10153. Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2) Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 15, 2000, that may be exercised within 60 days after such date for purposes of computing the percentage of Common Stock owned by such person, but not for purposes of computing the percentage of Common Stock owned by any other person.

(3) Includes 2,258,790 shares of Common Stock held by High River Limited Partnership. Mr. Icahn is the sole shareholder of the sole general partner of High River Limited Partnership. Also includes 9,000 shares of Common Stock that Mr. Icahn currently has the right to acquire upon the exercise of stock options.

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

(6) Includes 330,481 shares of Common Stock held by SmithKline Beecham p.l.c., an affiliate of SmithKline Beecham Corporation.

(7) Consists of 194,309 shares of Common Stock which Dr. Woler currently has the right to acquire upon the exercise of stock options. See "Management - Incentive Plans."

(8) Consists of 110,667 shares of Common Stock which Dr. Broach currently has the right to acquire upon the exercise of stock options.

(9) Includes 9,000 shares of Common Stock which Dr. Liebert currently has the right to acquire upon the exercise of stock options.

(10) Consists of 1,599,942 shares of Common Stock held by Physica B.V., an affiliate of Solvay Pharmaceuticals. Professor Schaefer is the head of worldwide research at Solvay Pharmaceuticals. Professor Schaefer may be deemed the beneficial owner of the 1,599,942 shares of Common Stock held by Physica B.V., but disclaims such beneficial ownership.

(11) Consists of 11,500 shares of Common Stock which Mr. Wasserman currently has the right to acquire upon the exercise of stock options.

(12) Includes (a) 334,476 shares of Common Stock issuable upon exercise of options and (b) 1,599,942 shares of Common Stock held by Physica B.V. See footnotes (3), (7), (8), (9), (10) and (11).

Item 13.  Certain Relationships and Related Transactions.

         For the year ended December 31, 1999, the Company received $1,298,513 in cash for research funding from Bristol-Myers Squibb, which constituted 22% of the Company's gross revenues in 1999.

         For the year ended December 31, 1999, the Company received $1,565,831 in cash for research funding from Solvay Pharmaceuticals, an affiliate of Physica B.V., which constituted 26% of the Company's gross revenues in 1999. Siegfried G. Schaefer, a director of the Company, is the head of worldwide research at Solvay Pharmaceuticals.

         For the year ended December 31, 1999, the Company received $2,163,200 in cash for research funding and $1.0 million in cash as a milestone payment from SmithKline Beecham which constituted 52% of the Company's gross revenues in 1999.

         During 1998, the Company loaned $15,000 to Dr. Charles Woler, the Chief Executive Officer of the Company. The loan bears interest at 5.5% per annum. Principal and interest are repayable in monthly installments of $453 over 3 years. At December 31, 1999, the outstanding balance of the loan was $8,636.

         In August 1999, the Company's guarantee of a $286,000 loan made to Dr. James Broach by a third party was called by such third party, which also foreclosed on $286,000 of cash collateral securing the Company's guarantee. Dr. Broach executed and delivered to the Company a $286,000 interest-bearing promissory note payable to the order of the Company on August 31, 2000 to evidence his debt to the Company arising from the Company's guarantee of such loan. In March 2000, Dr. Broach prepaid the promissory note in its entirety.

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

10.26 Employment Agreement, dated as of September 10, 1998, between the Company and Philip N. Sussman. (4)

10.27 Agreement and Instructions to Stakeholder among the Company, SIBIA and Security Trust Company entered into in March 1999. (5)

10.28 Asset Purchase Agreement, dated as of July 30, 1999, between the Company and OSI Pharmaceuticals, Inc. (Schedules to the Asset Purchase Agreement have been intentionally omitted. The Company hereby undertakes to furnish supplementally to the Securities and Exchange Commission upon request a copy of the omitted schedules.) (6)

23       Consent of KPMG LLP, independent auditors.

24       Power of Attorney (filed as part of the signature page to this Report).

27       Financial Data Schedule.

--------------------------
(1) Filed with the Company's Registration Statement on Form S-8 (Registration No. 333-21871), dated February 14, 1997.

(2) Filed with the Company's Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Commission on July 17, 1996.

(3)  Filed with the Company's Current Report on Form 8-K, dated March 7, 1997.

(4) Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(5) Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(6) Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CADUS PHARMACEUTICAL CORPORATION

                                By:     /s/ Charles Woler
                                        ---------------------------------------
                                        Charles Woler, Chief Executive Officer
                                        and President

         Each person whose signature appears below constitutes and appoints Charles Woler and Jack G. Wasserman, or either of them, each with the power of substitution, his or her true and lawful attorney-in-fact to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his or her substitute, may do or choose to be done by virtue hereof.

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

           Name                      Title                                             Date
           ----                      -----                                             ----

/s/ Charles Woler               Chief Executive Officer, President and Director        March 21, 2000
-----------------------         (Principal Executive Officer and Principal
Charles Woler                   Accounting Officer)


                                Director                                               March __, 2000
-----------------------
Carl C. Icahn


/s/ James R. Broach             Director                                               March 21, 2000
-----------------------
James R. Broach

/s/ Russell Glass               Director                                               March 21, 2000
-----------------------
Russell Glass

/s/ Peter S. Liebert            Director                                               March 22, 2000
-----------------------
Peter S. Liebert

                                Director                                               March __, 2000
-----------------------
Siegfried G. Schaefer


/s/ Jack G. Wasserman           Director                                               March 21, 2000
-----------------------
Jack G. Wasserman

                        CADUS PHARMACEUTICAL CORPORATION

                                      Index

Independent Auditors' Report                                                F-2

Financial Statements:

       Balance Sheets - December 31, 1999 and 1998                          F-3

       Statements of Operations - For the years ended December 31,          F-4
       1999, 1998 and 1997.

       Statements of Stockholders' Equity  - For the years ended            F-5
       December 31, 1999, 1998 and 1997

       Statements of Cash Flows - For the years ended December 31,          F-6
       1999, 1998 and 1997.

       Notes to Financial Statements                                        F-7

                          Independent Auditors' Report


The Board of Directors and Stockholders
Cadus Pharmaceutical Corporation:


We have audited the accompanying balance sheets of Cadus Pharmaceutical Corporation (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cadus Pharmaceutical Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP



March 17, 2000

                        Cadus Pharmaceutical Corporation

                                 Balance Sheets

                                                                                        December 31,      December 31,
                                                                                           1999              1998
                                                                                       -----------        -----------

                                     Assets

Current assets:
     Cash and cash equivalents                                                         $ 5,082,212        $10,975,528
     Restricted cash (note 6)                                                               13,566            286,000
     Due from officer and director (note 6)                                                294,636             13,452
     Prepaid and other current assets                                                       69,783            284,867
                                                                                       -----------        -----------
               Total current assets                                                      5,460,197         11,559,847

Resticted cash-noncurrent (note 4)                                                      19,065,431         18,500,000
Fixed assets, net of accumulated depreciation and amortization of $0
    at December 31, 1999, $2,254,840 at December 31, 1998 (note 5)                               -          2,792,268
Deferred tax asset, less valuation allowance of $22,256,000 at December 31, 1999
   and $19,582,000 at December 31, 1998  (note 8)                                                -                  -
Investments in other ventures (note 7)                                                     999,590          2,334,081
Other assets, net (note 2)                                                               1,173,558          1,400,870
                                                                                       -----------        -----------

               Total assets                                                            $26,698,776        $36,587,066
                                                                                       ===========        ===========


                      Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable                                                                $    17,644        $   217,414
       Accrued expenses and other current liabilities (note 13)                            121,843          1,730,021
       Deferred revenue (notes 9 and 14)                                                    28,500            150,584
                                                                                       -----------        -----------
               Total current liabilities                                                   167,987          2,098,019

       Reserve for litigation damages (note 4)                                          19,065,431         18,500,000
                                                                                       -----------        -----------
               Total liabilities                                                        19,233,418         20,598,019

Commitments and contingencies (notes 1, 4 and 14)

Stockholders' equity (notes 9, 11 and 12 ):
Commonstock, $.01 par value.  Authorized  35,000,000 shares at December 31, 1999 and 1998; issued 13,210,607 shares at December 31, 1999 and 1998;
      outstanding 13,068,940 shares at December 31, 1999 and 1998                          132,106            132,106
Additional paid-in capital                                                              59,689,446         59,689,446
Accumulated deficit (note 1)                                                           (52,056,119)       (43,532,430)
Treasury stock, 141,667 shares of common stock at December 31, 1998 and 1997              (300,075)          (300,075)
                                                                                       -----------        -----------

               Total stockholders' equity                                                7,465,358         15,989,047
                                                                                       -----------        -----------

               Total liabilities and stockholders' equity                              $26,698,776        $36,587,066
                                                                                       ===========        ===========


                 See accompanying notes to financial statements

                 Cadus Pharmaceutical Corporation

                     Statements of Operations

                                                                    For the Years Ended December 31,
                                                            1999                1998                  1997
                                                       ------------         ------------         ------------


Revenues, principally from
    related parties (note 9)                           $  6,027,544         $ 12,576,469         $  9,013,113
                                                       ------------         ------------         ------------

Costs and expenses:
    Research and development costs                        9,115,504           15,388,991           11,561,213
    General and administrative expenses                   3,643,365            8,977,408            4,091,866
                                                       ------------         ------------         ------------

       Total costs and expenses                          12,758,869           24,366,399           15,653,079
                                                       ------------         ------------         ------------

Operating loss                                           (6,731,325)         (11,789,930)          (6,639,966)
                                                       ------------         ------------         ------------

Other income and (expenses):
Interest income                                             551,539            1,844,177            2,079,058
Interest expense                                                  -              (10,500)             (17,865)
Loss in equity in other ventures (note 7)                (1,334,491)          (1,144,148)            (832,431)
Reserve for litigation damages (note 4)                           -          (18,500,000)                   -
Loss on sale of assets to OSI (note 3)                     (805,555)                   -                    -
(Loss) gain on sale of equipment and impairment loss       (220,216)              16,368                3,281
                                                       ------------         ------------         ------------

       Total other income and (expenses)                 (1,808,723)         (17,794,103)           1,232,043

Loss before income taxes                                 (8,540,048)         (29,584,033)          (5,407,923)

State and local taxes (note 8)                              (16,359)             106,170                2,975
                                                       ------------         ------------         ------------

Net loss                                               $ (8,523,689)        $(29,690,203)        $ (5,410,898)
                                                       ------------         ------------         ------------

Basic and diluted net loss per share (note 2)          $      (0.65)        $      (2.32)        $      (0.44)
                                                       ============         ============         ============

Shares used in calculation of basic and diluted
    net loss per share (note 2)                          13,068,940           12,811,525           12,225,463
                                                       ============         ============         ============



          See accompanying notes to financial statements

                        Cadus Pharmaceutical Corporation

                       Statements of Stockholders' Equity

                                                                    Common Stock            Additional
                                                                    ------------             paid-in          Accumulated
                                                               Shares         Amount         capital            Deficit
                                                               ------         ------         -------            -------

Balance at January 1, 1997                                   12,061,233       122,029       53,790,704        (8,431,329)

Issuance of common stock for cash in connection with
   exercise of options                                          297,256         2,972          726,815                 -

Net loss for year ended December 31, 1997                             -             -                -        (5,410,898)
                                                            --------------------------     ------------------------------
Balance at December 31, 1997                                 12,358,489       125,001       54,517,519       (13,842,227)

Issuance of common stock for cash in connection with
   exercise of options                                           49,489           495          178,537                 -

 Issuance of restricted common stock in connection with
      Stock Purchase Agreement with SmithKline Beecham          660,962         6,610        4,993,390                 -

Net loss for year ended December 31, 1998                             -             -                -       (29,690,203)
                                                            --------------------------     ------------------------------
Balance at December 31, 1998                                 13,068,940       132,106       59,689,446       (43,532,430)

Net loss for year ended December 31, 1999                             -             -                -        (8,523,689)
                                                            --------------------------     ------------------------------
Balance at December 31, 1999                                 13,068,940     $ 132,106      $59,689,446      $(52,056,119)
                                                            ==========================     ==============================


                                                                   Treasury Stock
                                                                   --------------
                                                               Shares          Amount            Total
                                                               ------          ------            -----

Balance at January 1, 1997                                    (141,667)       (300,075)       45,181,329

Issuance of common stock for cash in connection with
   exercise of options                                               -               -           729,787

Net loss for year ended December 31, 1997                            -               -        (5,410,898)
                                                             --------------------------     -------------
Balance at December 31, 1997                                  (141,667)       (300,075)       40,500,218

Issuance of common stock for cash in connection with
   exercise of options                                               -               -           179,032

 Issuance of restricted common stock in connection with
      Stock Purchase Agreement with SmithKline Beecham               -               -         5,000,000

Net loss for year ended December 31, 1998                            -               -       (29,690,203)
                                                             --------------------------     -------------
Balance at December 31, 1998                                  (141,667)       (300,075)       15,989,047

Net loss for year ended December 31, 1999                            -               -        (8,523,689)
                                                             --------------------------     -------------
Balance at December 31, 1999                                  (141,667)      $(300,075)     $  7,465,358
                                                             ==========================     =============


                 See accompanying notes to financial statements

                        Cadus Pharmaceutical Corporation

                             Statements of Cash Flow

                                                                                              For the Years Ended December 31,
                                                                                            1999           1998          1997
                                                                                       -------------  -------------  -------------

Cash flows from operating activities:
Net loss                                                                               $ (8,523,689)  $(29,690,203)  $ (5,410,898)
Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                    719,510        992,224      1,328,532
           Loss of equity in other ventures                                               1,334,491      1,144,148        832,431
           Other non-cash loss (gain)                                                       220,216        (16,368)       (94,190)
           Reserve for litigation damages                                                   565,431     18,500,000              -
           Loss on sale of assets to OSI                                                    805,555              -              -
           Changes in assets and liabilities:
                Increase in due from officer and director                                  (281,184)       (13,452)             -
                Decrease (increase) in prepaid and other current assets                     215,084        120,730       (142,545)
                Decrease (increase) in other assets                                         117,520        (53,171)       (16,645)
                Increase (decrease) in deferred revenue                                      28,500              -       (909,091)
                (Decrease) increase in accounts payable                                    (199,770)      (675,222)       436,842
                (Decrease) increase in accrued expenses and other current liabilities    (1,608,178)     1,125,875        133,486
                                                                                       ------------   ------------   ------------

                         Net cash used in operating activities                           (6,606,514)    (8,565,439)    (3,842,078)
                                                                                       ------------   ------------   ------------

Cash flows from investing activities:
            Acquisition of fixed assets                                                    (470,378)    (3,450,130)    (1,696,861)
            Proceeds from sale of research operations to OSI                              1,644,073              -              -
            Sale and leaseback of fixed assets                                                    -      2,463,888        820,384
            (Increase) decrease in restricted cash                                         (292,997)   (18,786,000)       118,000
            Repayment of stockholder's loan                                                       -              -          5,974
            Investments in other ventures                                                         -     (2,150,000)    (2,000,000)
            Capitalized patent costs                                                       (167,500)      (477,339)      (497,292)
                                                                                       ------------   ------------   ------------

                         Net cash provided by (used in) investing activities                713,198    (22,399,581)    (3,249,795)
                                                                                       ------------   ------------   ------------

Cash flows from financing activities:
            Payments on bank loans                                                                -              -        (29,075)
            Proceeds from issuance of common stock upon exercise of stock options                 -        179,032        729,787
            Proceeds from issuance of common stock                                                -      5,000,000              -
                                                                                       ------------   ------------   ------------

                         Net cash provided by financing activities                                -      5,179,032        700,712
                                                                                       ------------   ------------   ------------

                         Net decrease in cash and cash equivalents                       (5,893,316)   (25,785,988)    (6,391,161)

 Cash and cash equivalents at beginning of period                                        10,975,528     36,761,516     43,152,677
                                                                                       ------------   ------------   ------------

 Cash and cash equivalents at end of period                                            $  5,082,212   $ 10,975,528   $ 36,761,516
                                                                                       ============   ============   ============


                 See accompanying notes to financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

(1)     Organization and Basis of Preparation

        Cadus Pharmaceutical Corporation (the "Company") was incorporated on January 23, 1992, under the laws of the State of Delaware and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. As further discussed in note 3, on July 30, 1999, the Company sold its drug discovery assets to OSI Pharmaceuticals, Inc. ("OSI") and ceased its internal drug discovery operations and research efforts for collaborative partners. Pursuant to such sale transaction, OSI assumed the Company's lease to its research facility in Tarrytown, New York, the Company's equipment lease with General Electric Capital Corporation ("GECC"), and the Company's research collaboration and license agreement with Solvay Pharmaceuticals B.V. ("Solvay Pharmaceuticals"). The Company terminated all employees who were not hired by OSI or who did not voluntarily resign, except for the chief executive officer. The Company is seeking to license its technologies and to otherwise realize value from its assets. The Company is also seeking to use a portion of its available cash to acquire technologies or products or to acquire or invest in companies.

        The Company has accumulated a loss of approximately $52.1 million from January 23, 1992, (date of inception) to December 31, 1999. The Company has financed its operations through the sale of common stock in the public market, the sale of convertible preferred stock and through revenues resulting from research funding provided by its collaborative partners (note 9).

(2)     Significant Accounting Policies

        (a)     Cash Equivalents

                The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Included in restricted and unrestricted cash, at December 31, 1999 and 1998, were cash equivalents of $5,095,778 and $13,937,939, respectively.

        (b)     Fixed Assets

                Fixed assets are stated at cost. Depreciation of equipment and furniture and fixtures is calculated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives of the improvements or the remaining term of the lease.

        (c)     Other Assets, Net

                Other assets include capitalized patent costs that are amortized on a straight-line basis over fifteen years. At December 31, 1999 and 1998, accumulated amortization is $227,461 and $156,958, respectively.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

        (d)     Income Taxes

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

        (e)     Research and Development

                Research and development costs are expensed as incurred and include direct costs of research scientists and supplies and an allocation of shared facilities, services and overhead.

        (f)     Revenue Recognition

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

        (g)     Net Loss Per Share

                Basic net loss per share as of December 31, 1999 and 1998 is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive.

        (h)     Use of Estimates

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

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

        (i)     Fair Value of Financial Instruments

                Management of the Company believes that the book value of its monetary assets and liabilities approximates fair value as a result of the short term nature of such assets and liabilities.

        (j)     Stock-Based Compensation

                The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
                25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).

        (k)     Comprehensive Income

                The Company has adopted SFAS No. 130. "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments.

                Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. The Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

        (l)     Long-Lived Assets

                The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds ifs fair value.

(3)     Asset Sale to OSI Pharmaceuticals

        On July 30, 1999, the Company sold to OSI Pharmaceuticals, Inc. ("OSI"), pursuant to an asset purchase agreement, its drug discovery programs focused on G-protein-coupled receptors, its directed library of approximately 150,000 small molecule compounds specifically designed for drug discovery in the G protein-coupled receptor arena, its collaboration with Solvay Pharmaceuticals B.V. ("Solvay Pharmaceuticals"), its lease to its research facility in Tarrytown, New York together with the furniture and fixtures and its lease to equipment in the facility, and its inventory of laboratory supplies. Pursuant to such sale transaction, OSI assumed the Company's lease to the Company's research facility in Tarrytown, New York, the Company's equipment lease with GECC and the Company's research collaboration and license agreement with Solvay Pharmaceuticals. OSI also hired more than 45 of the Company's scientific and administrative personnel. As consideration

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

        for the sale, the Company received approximately $1,500,000 in cash and OSI assumed certain liabilities of the Company relating to employees hired by OSI aggregating approximately $133,000. In addition, the Company would be entitled to royalties and up to $3.0 million in milestone payments on the first product derived from compounds sold to OSI or from the collaboration with Solvay Pharmaceuticals. The Company licensed to OSI on a non-exclusive basis certain technology solely to enable OSI to fulfill its obligations under the collaboration with Solvay Pharmaceuticals. The Company also licensed to OSI on a non-exclusive basis certain proprietary software and technology relating to chemical resins in order to enable OSI to fully benefit from the compounds it acquired from the Company. The Company retained ownership of all its other assets, including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, and genetic engineering tools, its joint ownership of the human orphan G protein-coupled receptors identified pursuant to its collaboration with Gennome Therapeutics Corporation, its proprietary software, its genomics databases related to G protein-coupled receptors, all assays and technologies reverting to it from its collaboration with Bristol-Myers Squibb Company, a 30% equity position in Axiom Biotechnologies Inc., the Company's cash and cash equivalents, and the approximately $19.1 million being held in escrow pending appeal of the verdict in favor of SIBIA.

        The Company recognized a loss on the sale of assets to OSI in the three-month period ended September 30, 1999. A summary of the loss recognized is as follows:

              Proceeds:
                   Purchase price                                   $1,500,000
                   Liabilities assumed by OSI                          133,000
                                                                    ----------
                   Total                                             1,633,000
              Less:
                   Net book value of patents sold                      183,000
                   Net book value of assets sold                     2,256,000
                                                                    ----------
                   Loss on sale of assets                             $806,000
                                                                    ==========

        The Company ceased its drug discovery operations and research efforts for collaborators as a result of this transaction. Consequently, the Company has terminated all employees who were not hired by OSI or who did not voluntarily resign, except for the chief executive officer.

(4)     Litigation

        In July 1996, SIBIA Neurosciences, Inc. ("SIBIA") commenced a patent infringement action against the Company alleging infringement by the Company of a patent concerning the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999, the United States District Court granted SIBIA's request for injunctive relief that precludes the Company from using the method claimed in SIBIA's patent. On February

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

        26, 1999, the United States District Court denied the Company's motions to set aside the jury verdict to grant a new trial and to reduce or set aside the $18.0 million damage award by the jury. The Company has appealed the judgment. The appeal will be heard by the Court of Appeals for the Federal Circuit in Washington, D.C. All briefs have been filed and the Court of Appeals heard oral argument on March 9, 2000. In order to stay execution pending appeal of the $18.0 million judgement obtained by SIBIA in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgement in the event the Company were to lose the appeal. Such $18.5 million was classified, as of December 31, 1998, as "restricted cash-noncurrent" and the Company's "cash and cash equivalents" was reduced by $18.5 million. The Company recorded a reserve for litigation damages of $18.5 million in its statement of operations for the year ended December 31, 1998. Interest earned on the restricted cash has been added to the reserve for litigation damages, which was $19.1 million at December 31, 1999.

        In January 1999, the U.S. Patent and Trademark Office granted the Company's request to re-examine the patent issued to SIBIA that was the subject of the litigation. In March 2000, the Patent Office issued an office action rejecting all claims of SIBIA's patent. This office action is an initial determination only to which SIBIA will have an opportunity to respond. The Patent Office is not expected to issue a final decision for several months. A final decision by the Patent and Trademark Office that SIBIA's patent is invalid would take precedence over the outstanding jury verdict and judgment. There can be no assurance, however, that the Patent Office will issue a final decision finding SIBIA's patent to be invalid.

        On October 4, 1999, Philip N. Sussman, the former Senior Vice President, Finance and Corporate Development, and Chief Financial Officer of the Company, commenced an arbitration proceeding against the Company seeking severance pay of approximately $535,000. The Company believes that Mr. Sussman is not entitled to such severance pay and intends to vigorously defend the action.

(5)     Fixed Assets

        Fixed assets, at cost, are summarized as follows:

                                                            December 31,
                                                            ------------
                                                        1999           1998
                                                        ----           ----

        Equipment                                   $        -      $3,873,323
        Furniture and fixtures                               -         294,150
        Leasehold improvements                               -         879,635
                                                    ----------      ----------
                                                             -       5,047,108
        Less accumulated depreciation

          and amortization                                   -       2,254,840
                                                    ----------      ----------
                                                    $        -      $2,792,268
                                                    ==========      ==========

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

        During fiscal year 1999, the Company sold a majority of its fixed assets to OSI and wrote off the remaining fixed assets as the Company ceased its drug discovery operations. The loss on the impairment of the fixed assets of $370,801 is included in (loss)/gain on sale of equipment and impairment loss on the statement of operations.

        Depreciation and amortization expense for the years ended December 31, 1999, 1998 and 1997 was approximately $625,000, $914,000 and $1,283,000, respectively

(6)     Related Party Transactions

        During 1998, the Company loaned $15,000 to Dr. Charles Woler, the Chief Executive Officer of the Company. The loan bears interest at 5.5% per annum. Principal and interest are repayable in monthly installments of $453 over three years. At December 31, 1999 and 1998, the outstanding balance of the loan was $8,636 and $13,452, respectively.

        In August 1999, the Company's guarantee of a $286,000 loan made to Dr. James Broach, a director, by a third party was called by such third party, which also foreclosed on $286,000 of cash collateral securing the Company's guarantee. The cash collateral of $286,000 and related interest was included as restricted cash on the balance sheet at December 31, 1998. Dr. Broach executed and delivered to the Company a $286,000 interest bearing promissory note payable to the order of the Company on August 31, 2000 to evidence his debt to the Company arising from the Company's guarantee of such loan. In March 2000, Dr. Broach prepaid the promissory note in its entirety.

        See note 7 and note 9 for further discussion of transactions with related parties.

(7)     Investments in Other Ventures

        In December 1996, the Company issued a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a shareholder of the Company is the general partner. An interest payment of $10,500 was accrued at December 31, 1997 and paid in January 1998. The principal amount and interest accrued thereon was paid in December 1998. In addition, the Company purchased for $160,660 in cash, a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly-owned by the shareholder. Laurel's purpose is to invest, directly or indirectly, in securities of biotechnology companies. The Company had the right to require the shareholder to match any future investment made by the Company in Laurel up to an aggregate investment on the part of the shareholder of $5.0 million. This right expired on December 31, 1999. The Company is not required to make any additional investment in Laurel. The investment is accounted for under the equity method with the recognition of losses limited to the Company's capital contributions. For the years ended December 31, 1999 and 1998, the Company recognized gains of $20,513 and $7,968, respectively, related to the investment. The remaining investment in Laurel of $165,177 and $144,664 at December 31, 1999 and 1998, respectively, is included in investments in other ventures on the balance sheet.

        In May 1997, the Company purchased $2.0 million of convertible preferred stock in Axiom Biotechnologies Inc. ("Axiom"), representing approximately 26% of the outstanding shares of Axiom on an as converted basis. As part of the arrangement, Axiom agreed to deliver and license to the Company its first High Throughput Pharmacology System (HT-PSTM). The Company purchased an additional $2.0 million of convertible preferred stock in Axiom on June 5, 1998, after the Company received and accepted Axiom's HT-PSTM. The additional investment increased the Company's equity interest in Axiom to approximately 30% of Axiom's outstanding shares on an as converted basis, after taking into account an investment in Axiom by JAFCO Co., Ltd., ("JAFCO"), an affiliate of the Nomura Group, in 1998. The Company's investment is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses prior to the JAFCO investment and 50% after such investment. Such percentage represents the extent to which the Company is deemed to be funding Axiom's losses. For the years ended December 31, 1999 and 1998, the Company recognized $1,355,004 and $1,152,116, respectively, in losses generated by Axiom. The remaining investment in Axiom of $834,413 and $2,189,417 at December 31, 1999 and 1998, respectively, is included in investments in other ventures on the balance sheet.

(8)     Income Taxes

        Deferred tax assets of approximately $22,256,000 and $19,582,000 at December 31, 1999 and 1998, respectively, relate principally to tax net operating loss carryforwards of $30,656,000 and $21,459,000 and research credit carryforwards of $2,594,000 and $2,111,000 at December 31, 1999 and 1998, respectively and also to the nondeductible litigation reserve pending of $19.1 million. An offsetting valuation allowance has been established for the full amount of the deferred tax assets to reduce such assets to zero, as a result of the significant uncertainty regarding their ultimate realization. The aggregate valuation allowance increased $2,674,000 and $12,378,000 during the years ended December 31, 1999 and 1998, respectively.

        The Company's net operating loss carryforwards and research and development tax credit carryforwards noted above expire in various years from 2009 to 2019. The Company's ability to utilize such net operating loss and research and development tax credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986.

        The Company is subject to New York State tax on capital.

(9)     Research Collaboration and License Agreements

        The Company no longer has any collaborations with pharmaceutical companies. The Bristol-Myers Squibb Company collaboration expired in July 1999, the Solvay Pharmaceuticals collaboration was assigned to OSI in July 1999 and the Company and SmithKline Beecham p.l.c. agreed to terminate their collaboration in September 1999. Each of Bristol-Myers Squibb Company and SmithKline Beecham p.l.c. is required to make payments to the Company upon the achievement by it of certain pre-clinical and drug development milestones and to pay the Company royalties on the sale of any drugs

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

        developed as a result of the research collaboration with the Company or through the use of the Company's drug discovery technologies. There can be no assurance that any such milestones will be achieved or any such drugs developed.

        For the years ended December 31, 1999, 1998 and 1997 the Company recognized $1.3 million, $4.4 million and $4.1 million, respectively, in revenues for research funding from Bristol-Myers Squibb, which constituted 22%, 35% and 46%, respectively, of the Company's revenues in 1999, 1998 and 1997.

        For the years ended December 31, 1999, 1998 and 1997, the Company recognized $1.6 million, $2.6 million and $2.6 million, respectively, in revenues for research funding from Solvay Pharmaceuticals, an affiliate of Physica B.V., which constituted 26%, 21% and 29%, respectively, of the Company's revenues in 1999, 1998 and 1997. Siegfried G. Schaefer, a director of the Company, is the head of worldwide research at Solvay Pharmaceuticals.

        For the year ended December 31, 1999, the Company received and recognized $2.1 million in research revenues and a $1.0 million research milestone payment from SmithKline Beecham, which represented 52% of the Company's revenues in 1999. For the year ended December 31, 1998 the Company recognized $3.5 million in research revenues and the one-time $2.0 million technology development fee from SmithKline Beecham, which represented 44% of the Company's revenues in 1998. In 1997, the Company recognized $2.1 million in research revenues which represented 24% of the Company's revenues in 1997.

(10)    Sponsored Research and License Agreements

        In January 1998 and January 1999, the Company entered into sponsored research agreements with Massachusetts Institute of Technology ("M.I.T.") pursuant to which M.I.T. will use its expertise in micro-robotics to co-develop the LivingChipTM, a novel drug discovery screening tool that would miniaturize and automate the Company's proprietary hybrid yeast cell technology. During 1999, the Company ceased providing M.I.T. with research funding and its license to M.I.T.'s LivingChipTM technology was terminated in March 2000. The Company provided M.I.T. with full research funding for 1998 and partial funding for 1999.

        The Company has entered into several other license and sponsored research agreements with various third parties. Generally, the agreements provide that the Company will make research payments and will pay license fees and/or maintenance payments, in return for the use of technology and information and the right to manufacture, use and sell future products. These agreements provide for payments based on the completion of milestone events, as well as royalty payments based upon a percentage of product or assay sales. License fees and maintenance payments, including payments made to M.I.T., for the years ended December 31, 1999, 1998 and 1997, amounted to approximately $536,000, $2.0 million and $590,000, respectively.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

(11)    Equity Transactions

        In May 1998, the Company sold 660,962 shares of its common stock to SmithKline Beecham p.l.c. and SmithKline Beecham Corporation for approximately $7.56 per share or an aggregate consideration of $5.0 million.

(12)    Stock Options

  (a) The 1993 Stock Option Plan ("the 1993 Plan") was adopted in January 1993. The 1993 Plan provides for the grant of options to reward executives, consultants and employees in order to foster in such personnel an increased personal interest in the future growth and prosperity of the Company. The options granted under the 1993 Plan may be either incentive stock options or nonqualified options. An aggregate of 666,667 common shares were reserved for issuance under the 1993 Plan.

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

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

        Activity under the 1993 Plan is as follows:

                                                       Options Outstanding
                                                    Number       Weighted
                                                      of          Average
                                                    Shares    Exercise Price
                                                    ------    --------------

         Balance at January 1, 1997                617,725        $1.65

         1997 activity:
            Granted                                      -            -
            Exercised                             (140,796)        1.65
            Canceled                                (2,569)        2.94
                                                  --------
         Balance at December 31, 1997              474,360         1.65

         1998 activity:
            Granted                                      -            -
            Exercised                              (18,813)        1.48
            Canceled                                  (236)        3.00
                                                  --------
         Balance at December 31, 1998              455,311         1.65

         1999 activity:
            Granted                                      -            -
            Exercised                                    -            -
            Canceled                              (138,572)        2.00
                                                  --------
         Balance at December 31, 1999              316,739        $1.50
                                                  ========


        At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.37 to $3.51 and
        3.63 years, respectively.

        At December 31, 1999 and 1998, the number of options exercisable was 316,739 and 432,383, respectively, and the weighted-average exercise price of those options was $1.50 and $1.62, respectively.

        The following table summarizes stock option information for the 1993 Plan as of December 31, 1999:

                                             Options Outstanding                      Options Exercisable
                                             -------------------                      -------------------
                                                  Weighted
                                                  Average            Weighted                       Weighted
              Range of             Number         Remaining          Average         Number         Average
           Exercise Prices      Outstanding    Contractual Life   Exercise Price  Exercisable    Exercise Price
           ---------------      -----------    ----------------   --------------  -----------    --------------

            $1.37 to $1.50         310,072         3.63                $1.46        310,072         $1.46
                 $3.51               6,667         3.50                $3.51          6,667         $3.51
                                     -----                                            -----

            $1.37 to $3.51         316,739         3.63                $1.50        316,739         $1.50
                                   =======                                          =======

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

(b) The Company entered into stock option agreements not pursuant to any plan with certain directors, employees, founders and consultants. These options generally become exercisable according to a schedule of vesting as determined by the Compensation Committee of the Board of Directors. The options become exercisable in installments over a period of months or years. As of December 31, 1999, an aggregate of 439,170 common shares was reserved for issuance pursuant to such stock option agreements.

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

        Activity for all of the above grants not issued pursuant to any plan is as follows:

                                                       Options Outstanding
                                                    Number           Weighted
                                                      of             Average
                                                    Shares        Exercise Price
                                                    ------        --------------

            Balance at January 1, 1997             740,967            $2.92

            1997 activity:
               Granted                                   -               -
               Exercised                          (115,647)            1.96
               Canceled                            (14,520)            6.20
                                                  --------
            Balance at December 31, 1997           610,800             3.02

            1998 activity:
               Granted                                   -               -
               Exercised                                 -               -
               Canceled                            (13,543)            2.84
                                                  --------
            Balance at December 31, 1998           597,257             3.02

            1999 activity:
               Granted                                   -               -
               Exercised                                 -               -
               Canceled                           (158,087)            4.56
                                                 ---------
            Balance at December 31, 1999           439,170            $2.47
                                                 =========

         At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.50 to $6.75 and 4.30 years, respectively.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

        At December 31, 1999 and 1998, the number of options exercisable was 427,170 and 427,704, respectively and the weighted-average exercise price of those options was $2.35 and $2.85, respectively.

        The following table summarizes stock option information for grants not subject to any plan as of December 31, 1999:

                                             Options Outstanding                         Options Exercisable
                                             -------------------                         -------------------
                                                   Weighted
                                                   Average            Weighted                         Weighted
                Range of           Number          Remaining          Average           Number         Average
             Exercise Prices    Outstanding    Contractual Life    Exercise Price    Exercisable    Exercise Price
             ---------------    -----------    ----------------    --------------    -----------    --------------

            $1.50 to $2.57        364,001           3.84               $1.83            364,001         $1.83
                 $3.60             27,169           5.97               $3.60             27,169         $3.60
                 $6.75             48,000           6.87               $6.75             36,000         $6.75
                                   ------                                                ------

            $1.50 to $6.75        439,170           4.30               $2.47            427,170         $2.35
                                  =======                                               =======


(c) Effective May 10, 1996, the 1993 Plan was replaced by the 1996 Incentive Plan ("the 1996 Plan") with respect to all future awards to the Company's employees and consultants. However, awards made under the 1993 Plan will continue to be administered in accordance with the 1993 Plan.

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

        Options granted under the 1996 Plan expire no later than ten years from the date of grant. The option price is required to be at least 100% of the fair value on the date of grant as determined by the Board of Directors for incentive and nonqualified stock options. The options generally become exercisable according to a schedule of vesting as determined by the Compensation Committee of the Board of Directors. The schedule prescribes the date or dates on which the options become exercisable, and may provide that the option rights accrue or become exercisable in installments over a period of months or years.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

        Activity under the 1996 Plan is as follows:

                                                         Options Outstanding
                                                      Number         Weighted
                                                        of           Average
                                                      Shares      Exercise Price
                                                      ------      --------------

            Balance at January 1, 1997                369,864         $6.58

            1997 activity:
               Granted                                671,250         11.28
               Exercised                              (40,813)         6.62
               Canceled                              (344,895)        14.60
                                                     --------
            Balance at December 31, 1997              655,406         7.17

            1998 activity:
               Granted                                941,145         3.13
               Exercised                              (17,133)        6.57
               Canceled                               (60,178)        6.68
                                                    ---------
            Balance at December 31, 1998            1,519,240         4.70

            1999 activity:
               Granted                                129,855        1.875
               Exercised                                    -           -
               Canceled                            (1,214,928)        5.15
                                                   ----------
            Balance at December 31, 1999              434,167        $2.57
                                                   ==========


        At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.88 to $6.63 and
        8.8 years, respectively.

        At December 31, 1999 and 1998, the number of options exercisable was 172,790 and 278,751, respectively, and the weighted average exercise price of those options was $2.91 and $6.40, respectively.

        The following table summarizes stock option information for the 1996 Plan as of December 31, 1999:

                                            Options Outstanding                     Options Exercisable
                                            -------------------                     -------------------
                                                 Weighted
                                                 Average            Weighted                      Weighted
                Range of         Number          Remaining          Average         Number        Average
            Exercise Prices   Outstanding    Contractual Life    Exercise Price  Exercisable   Exercise Price
            ---------------   -----------    ----------------    --------------  -----------   --------------
            $1.88 to $2.75      425,000            8.83              $2.48         165,289          $2.75
            $6.38 to $6.63        9,167            7.24              $6.56           7,501          $6.54
                                  -----                                              -----

                                434,167            8.80              $2.57         172,790          $2.91
                                =======                                            =======

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

        The Company applies APB 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date under SFAS No. 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

                                            1999         1998          1997
                                            ----         ----          ----
        Net loss - as reported              $ (8,524)    $ (29,690)    $ (5,411)
        Net loss - pro forma                $ (8,614)    $ (31,314)    $ (6,546)

        Loss per share - as reported        $ (.65)      $ (2.32)      $ (.44)
        Loss per share - pro forma          $ (.66)      $ (2.44)      $ (.54)

        Pro forma net loss reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                         1999     1998            1997
                                         ----     ----            ----
        Expected dividend yield          0%       0%              0%
        Expected stock price volatility  1.85     .88 to .99      0.79 to .99
        Risk-free interest rate          6.31     4.46% to 5.72%  5.65% to 6.36%
        Expected life of options         9 years  8 years         6 years

        The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $1.88 per share, $2.67 per share and $8.00 per share, respectively.

(13)    Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities are comprised of the following:

                                                            December 31,
                                                      1999              1998
                                                      ----              ----

         Accrued legal costs                       $100,000        $1,175,000
         Accrued 401(k) matching
           contributions                                  -            90,000
         Accrued compensation                             -           197,056
         Other accrued expenses
           and liabilities                           21,843           267,965
                                                   --------        ----------
         Total                                     $121,843        $1,730,021
                                                   ========        ==========

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

(14)    Commitments and Contingencies

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

        During 1997, the Company exercised its option to lease these facilities directly from the landlord for a five-year period commencing January 1, 1998. Pursuant to the asset purchase agreement with OSI, OSI assumed the lease of the Company's facilities in July 1999.

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

        Rent expense, excluding utility and operating costs, for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $409,507, $728,407 and $759,800, respectively.

        Equipment Lease Line of Credit

        In November 1997, the Company signed a $3.5 million Master Lease Agreement ("Master Lease") with GECC. Under the agreement, the Company purchased equipment and then entered into a sale-leaseback arrangement with GECC whereby the Company sold the equipment to GECC and then leased back the equipment for a period of 37 months. The lease arrangements were considered operating leases for financial reporting purposes. Any gains recognized on the difference between the equipment's book value and sale price were booked to deferred revenue and recognized over the life of the lease. Pursuant to the asset purchase agreement with OSI, OSI assumed the equipment lease with GECC in July 1999.

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

        The Company made the following drawdowns against the Master Lease:

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
                                             ==========    =======    ========


        The gains totaling $199,830 relating to the sale of the equipment to GECC were credited to deferred revenue on the balance sheet and were being amortized over the life of the individual leases. In July 1999 upon the signing of the asset purchase agreement with OSI, the Company recognized the remaining deferred revenue of $112,778 related to the GECC lease. At December 31, 1998 and 1997, $45,965 and $3,281, respectively, of the deferred gain was recognized as gain on sale of equipment in the accompanying statement of operations.

        Consulting Agreements

        The Company has entered into various consulting agreements. These agreements generally require the Company to pay consulting fees on a quarterly or per diem basis. These agreements are generally terminable at the Company's or the consultant's option.

        Employment Agreement

        Dr. Woler is employed as President and Chief Executive Officer under a three year employment agreement with the Company, which is extendable to four years at the Company's option, entered into effective as of October 1, 1998. Pursuant to his agreement, Dr. Woler will receive an annual base salary of $300,000 for his first year of employment, $330,000 for his second year of employment and $360,000 for his third year of employment. If the agreement is extended, Dr. Woler will receive an annual base salary of $400,000 for his fourth year of employment. Dr. Woler also received a $24,000 housing allowance for the first six months of his employment with the Company and is eligible to receive bonuses from time to time at the discretion of the Compensation Committee. If the Company terminates Dr. Woler's employment without "cause," as defined in his employment agreement, if Dr. Woler terminates his employment with the Company within 18 months after a "change of control," as defined in his employment agreement, and prior to October 1, 2001 and after Dr. Wolers's position or responsibilities are changed, or if Dr. Woler terminates his employment with the Company within three months of a material change in his position or principal place of work the Company will pay to Dr. Woler a

                        CADUS PHARMACEUTICAL CORPORATION

                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

        lump sum severance payment equal to the base salary he would have earned for the balance of his agreement, but not more than two years' base salary, and all unvested stock options issued to him will immediately vest as of the date of termination. In November 1999, the Company and Dr. Woler entered into a term sheet to amend his employment agreement to provide that if the Company fails to make at least a $20 million investment in biotechnology prior to April 15, 2000 and if Dr. Woler resigns during the 90 day period beginning on April 15, 2000, the Company will pay to Dr. Woler a lump sum severance payment equal to the base salary he would have earned for the balance of his agreement. If the Company makes such an investment, Dr. Woler will be entitled to receive additional compensation equal to a two Percent (2%) "profit interest" on any profit or capital gain recognized on such investment during the remaining term of his agreement. The term "profit interest" means a form of interest or arrangement which would enable Dr. Woler to receive two percent (2%) of any profit or capital gain realized by the Company from the sale or other disposition of such investment prior to October 1, 2001, or two percent (2%) of the unrealized appreciation in the investment as of October 1, 2001, after reducing the earnings, gain or appreciation, whichever is applicable by ten percent (10%) per annum, on the amount of the investment.

(15)    Supplemental Cash Flow Information

                                          1999          1998         1997
                                          ----          ----         ----
        Cash payment for :
           Interest                       $     -       $21,000       $7,365
           Income taxes                   $15,476       $89,170      $28,541

(16)    Employee Benefits

        The Company terminated its 401(k) savings plan in October 1999. The Company did not make a matching contribution for the year ended December 31, 1999 to participants under its 401(k) plan. In 1998, the Company elected to match 25% of each participant's contribution up to a maximum of $2,500. In 1997, the Company matched 25% of each participant's contribution up to a maximum of $3,500. The total Company contribution for the years ended December 31, 1999, 1998 and 1997 was $0, $89,976 and $74,646, respectively.

(17)    License with OSI

        In February 2000, the Company licensed to OSI, on a non-exclusive basis, its yeast technologies. OSI paid to the Company a license fee of $100,000 and an access fee of $600,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until 2010 and a supplemental license fee of $250,000 upon the lifting or dissolution of the injunction obtained by SIBIA.