Form 10-Q
period 2000-03-31
CADUS PHARMACEUTICAL CORP
filed 2000-05-15
CIK 911148

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  March 31, 2000
                                         --------------

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        --------------  --------------

                         Commission File Number 0-28674
                                                -------

                        CADUS PHARMACEUTICAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified on its Charter)


           Delaware                                           13-3660391
-------------------------------                           -------------------
(State of Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

  767 Fifth Avenue, New York, New York                          10153
------------------------------------------                   ----------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code         (212) 702-4315
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

The number of shares of registrant's common stock, $0.01 par value, outstanding as of April 30, 2000 was 13,144,040.

                        CADUS PHARMACEUTICAL CORPORATION

                                      INDEX

                                                                                    Page No.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                                       3

                    PART I - CONDENSED FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                     Condensed Balance Sheets - March 31, 2000 (unaudited)
                     and December 31, 1999 (audited)                                    4

                     Condensed Statements of Operations - Three Months ended
                     March 31, 2000 and 1999 (unaudited)                                5

                     Condensed Statements of Cash Flows - Three Months Ended
                     March 31, 2000 and 1999 (unaudited)                                6

                     Notes to Condensed Financial Statements (unaudited)               7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                     9-11

Item 3.  Quantitative and Qualitive Disclosures About Market Risk                      11


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                             11

Item 2.  Changes in Securities and Use of Proceeds                                     12

Item 3.  Defaults Upon Senior Securities                                               12

Item 4.  Submission of Matters to a Vote of Security Holders                           12

Item 5.  Other Information                                                             12

Item 6.  Exhibits and Reports on Form 8K                                               13

SIGNATURES                                                                             14

EXHIBIT INDEX                                                                          15

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, technological uncertainties regarding the Company's technologies, uncertainties regarding the Company's ability to license its technologies to third parties, uncertainties regarding the Company's future acquisition and in-licensing of technologies, the Company's capital needs and uncertainty of future funding, risks and uncertainties relating to the Company's ongoing litigation with SIBIA Neurosciences, Inc. ("SIBIA")*, including uncertainties relating to the outcome of appeals and the re-examination of SIBIA's patent at issue in the litigation, the Company's history of operating losses, the Company's dependence on proprietary technology and the unpredictability of patent protection, intense competition in the pharmaceutical and biotechnology industries, rapid technological development that may result in the Company's technologies becoming obsolete, uncertainties regarding the Company's ability to attract and retain key officers, employees and consultants, as well as other risks and uncertainties discussed in the Company's prospectus dated July 17, 1996.

--------------
         *SIBIA was acquired by Merck & Co. in the fourth quarter of 1999 and, accordingly, references to SIBIA herein are references to Merck & Co. after such date.

                        CADUS PHARMACEUTICAL CORPORATION

                            Condensed Balance Sheets

                                                                  March 31,      December 31,
                                                                    2000            1999
                                                                  ---------      ------------
                                                                 (Unaudited)
                                     ASSETS

Current assets
  Cash and cash equivalents                                     $ 5,885,655       $ 5,082,212
  Restricted cash                                                         -            13,566
  Due from officer and director                                      10,140           294,636
  Due from sale of equipment                                        100,000                 -
  Prepaid and other current assets                                  106,960            69,783
                                                                -----------        ----------

         Total current assets                                     6,102,755         5,460,197

Restricted cash-noncurrent                                       19,310,220        19,065,431
Investments in other ventures                                       639,236           999,590
Other assets, net                                                 1,153,332         1,173,558
                                                                -----------       -----------

             Total assets                                       $27,205,543       $26,698,776
                                                                ===========       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                              $     -           $    17,644
  Accrued expenses and other current liabilities                    586,924           121,843
  Deferred revenue                                                   28,500            28,500
                                                                -----------       -----------

             Total current liabilities                              615,424           167,987

Reserve for litigation damages                                   19,310,220        19,065,431
                                                                -----------       -----------

             Total liabilities                                   19,925,644        19,233,418

Stockholders' equity
  Common stock                                                      132,857           132,106
  Additional paid-in capital                                     59,844,355        59,689,446
  Accumulated deficit                                          ( 52,397,238)     ( 52,056,119)
  Treasury stock                                               (    300,075)     (    300,075)
                                                                -----------       -----------

             Total stockholders' equity                           7,279,899         7,465,358
                                                                -----------       -----------

             Total liabilities and stockholders'  equity        $27,205,543       $26,698,776
                                                                ===========       ===========


            See accompanying notes to condensed financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                       Condensed Statements of Operations

                                                         Three Months Ended
                                                              March 31,

                                                       2000             1999
                                                    -----------      -----------
                                                    (Unaudited)      (Unaudited)

Revenues, principally from related                 $     -          $ 3,038,776
      parties

License fee                                            700,000            -
                                                   -----------      -----------

                       Total revenues                  700,000        3,038,776
                                                   -----------      -----------

Costs and expenses
    Research and development costs                       -            3,912,482
    General and administrative expenses                852,462        1,315,216
                                                   -----------      -----------

             Total costs and expenses                  852,462        5,227,698
                                                   -----------      -----------

Operating loss                                    (    152,462)    (  2,188,922)
                                                   -----------      -----------

Other (expense) income
    Net interest income                                 71,697          337,175
    Loss of equity in other ventures, net         (    360,354)    (    321,788)
    Gain on sale of equipment                          100,000           16,203
                                                   -----------      -----------

             Total (expense) income               (    188,657)          31,590
                                                   -----------      -----------

Loss before income taxes                          (    341,119)    (  2,157,332)

State and local taxes                                    -                5,772
                                                   -----------      -----------

             Net loss                             ($   341,119)    ($ 2,163,104)
                                                   ===========      ===========

Basic and diluted loss per share                  ($      0.03)    ($      0.17)
                                                   ===========      ===========

Weighted average shares of common
    stock outstanding                               13,102,340       13,068,940
                                                   ===========      ===========


            See accompanying notes to condensed financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                       Condensed Statements of Cash Flows

                                                                Three Months Ended
                                                                     March 31,
                                                              2000               1999
                                                          ------------       ------------
                                                           (Unaudited)        (Unaudited)
Cash flows from operating activities
    Net loss                                              ($  341,119)      ($ 2,163,104)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                          20,226            274,404
        Loss of equity in other ventures                      360,354            321,788
        Gain on sale of equipment                          (  100,000)               -
        Other non-cash gain                                      -          (     16,203)
           Reserve for litigation damages                     244,789                -
  Changes in assets and liabilities
        Decrease in due from officer and director             284,496                -
        Increase in prepaid and other current assets       (   37,177)      (    257,043)
        Decrease in other assets                                 -                81,740
        Increase in deferred revenue                             -               579,691
        Decrease in accounts payable                       (   17,644)      (    163,217)
        Increase (decrease) in accrued expenses
           and other current liabilities                      465,081       (  1,129,593)
                                                          -----------        -----------

Net cash provided by (used in) operating activities           879,006       (  2,471,537)
                                                          -----------        -----------

Cash flows from investing activities
    Increase in restricted cash                             ( 231,223)                -
    Acquisition of fixed assets                                  -          (    141,822)
    Sales of fixed assets                                        -                10,850
    Patent costs                                                 -          (    167,500)
                                                          -----------        -----------

Net cash used in investing activities                       ( 231,223)      (    298,472)
                                                          -----------        -----------

Cash flows from financing activities
    Proceeds from issuance of common stock
        upon exercise of stock options                        155,660                 -
                                                          -----------        -----------

Net cash provided by financing activities                     155,660                 -
                                                          -----------        -----------

Net increase (decrease) in cash and cash equivalents          803,443        ( 2,770,009)

Cash and cash equivalents - beginning of period             5,082,212         10,975,528
                                                          -----------        -----------

Cash and cash equivalents - end of period                 $ 5,885,655        $ 8,205,519
                                                          ===========        ===========

            See accompanying notes to condensed financial statements
                        CADUS PHARMACEUTICAL CORPORATION

                     Notes to Condensed Financial Statements

Note - 1   Organization and Basis of Preparation

       The information presented as of March 31, 2000 and for the three month period then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 1999 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999.

       The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

Note - 2   Net Loss Per Share

       For the three month periods ended March 31, 2000 and 1999 basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive.

Note - 3   Patent Litigation

       In July 1996, SIBIA commenced a patent infringement action against the Company alleging infringement by the Company of a patent concerning the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999 the United States District Court granted SIBIA's request for injunctive relief that precludes the Company from using the method claimed in SIBIA's patent. On February 26, 1999, the United States District Court denied the Company's motions to set aside the jury verdict, to grant a new trial and to reduce or set aside the $18.0 million judgment awarded by the jury. The Company has appealed the judgment. The appeal will be heard by the Court of Appeals for the Federal Circuit in Washington, D.C. All briefs have been filed and the Court of Appeals heard oral argument on March 9, 2000. In order to stay execution pending appeal of the $18.0 million judgment obtained by SIBIA, in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgment in the event the Company were to lose the appeal. Such $18.5 million was classified as "restricted cash-noncurrent" and the Company's "cash and cash equivalents" was reduced by $18.5 million. The Company recorded a reserve for litigation damages of $18.5 million in the statement of operations for the year ended December 31, 1998. Interest earned on the restricted cash has been added to the reserve for litigation damages, which was $19.3 million at March 31, 2000.

       In January 1999, the U.S. Patent and Trademark Office granted the Company's request to re-examine the patent issued to SIBIA that was the subject of the litigation. In March 2000, the Patent Office issued an office action rejecting all claims of SIBIA's patent. This office action is an initial determination only to which SIBIA will have an opportunity to respond. The Patent Office is not expected to issue a final decision for several months. A final decision by the Patent Office that SIBIA's patent is invalid would take precedence over the outstanding jury verdict and judgment. There can be no assurance, however, that the Patent and Trademark Office will issue a final decision finding SIBIA's patent to be invalid.

Note - 4   Asset Sale

       On July 30, 1999 the Company sold to OSI Pharmaceuticals, Inc. ("OSI"), pursuant to an asset purchase agreement, various drug discovery assets and ceased its drug discovery operations and research efforts for collaborators as a result of this transaction. The Company terminated all employees that were not hired by OSI or who did not voluntarily resign, except for the Chief Executive Officer. The Company retained ownership of all its other assets including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, and genetic engineering tools, its joint ownership of the human orphan G protein-coupled receptors identified pursuant to its collaboration with Genome Therapeutics Corporation, its proprietary software, its genomics databases related to G protein-coupled receptors, all assays and technologies reverting to it from its collaboration with Bristol -Myers Squibb Company, a 30% equity position in Axiom Biotechnologies, Inc., the Company's cash and cash equivalents, and the funds that were being held in escrow pending appeal of the verdict in favor of SIBIA.

Note - 5   Related Party Transaction

       In August 1998, the Company guaranteed the payment of a $286,000 loan made to a Board member and secured its guarantee obligation with cash collateral of $286,000. In August 1999, the lender called on the guarantee and foreclosed on the cash collateral. The director executed an interest bearing promissory note in the amount of $286,000 in favor of the Company, which was payable, together with accrued interest, on August 31, 2000. The amount owed as of December 31, 1999 is included in due from officer and director. This note was repaid in its entirety in March 2000.

Note - 6   Non-Exclusive License of Yeast Technology

       In February 2000, the Company licensed to OSI, on a non-exclusive basis, its yeast technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to the Company a license fee of $100,000 and an access fee of $600,000, which has been recorded as license fee revenue in the quarter ended
       March 31, 2000. OSI is also obligated to pay an annual maintenance fee of $100,000 until 2010 and a supplemental license fee of $250,000 if the injunction obtained by SIBIA is lifted or dissolved.

Note - 7   New Accounting Pronouncements

       On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101A, which amends the implementation date for SAB No. 101, requires registrants with a fiscal year that begins between December 16, 1999 and March 15, 2000 to adopt the accounting guidance contained therein by no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently assessing the financial impact of complying with SAB No. 101 and has not yet determined whether applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was incorporated in 1992 and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, the Company sold its drug discovery assets to OSI Pharmaceuticals, Inc. ("OSI") and ceased its internal drug discovery operations and research efforts for collaborative partners. The Company terminated all employees who were not hired by OSI or who did not voluntarily resign, except for the Chief Executive Officer who resigned in April 2000.

The Company has incurred operating losses in each year since its inception, including net losses of approximately $341,000 during the three-month period ended March 31, 2000. At March 31, 2000, the Company had an accumulated deficit of approximately $52.4 million, which reflects an $18.5 million charge for litigation damages with respect to the patent infringement litigation with SIBIA. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

Three Months Ended March 31, 2000 and March 31, 1999

Revenues

Revenues for the three months ended March 31, 2000 decreased to $700,000 from $3.0 million for the same period in 1999. This decrease was attributable primarily to the Company having ceased research efforts for collaborators and, therefore, not receiving any research funding for the first quarter of 2000. The Company's revenues for the first quarter of 2000 were derived solely from its licensing of its yeast technology to OSI.

Operating Expenses

The Company's research and development expenses for the three months ended March 31, 2000 decreased to $0 from $3.9 million for the same period in 1999. This decrease was attributable to the Company having ceased its drug discovery operations and research efforts for collaborators and having no research personnel after its asset sale in July 1999.

General and administrative expense decreased to $852,462 for the three months ended March 31, 2000 from $1.3 million for the same period in 1999. This decrease was attributable primarily to the elimination of facility related expenses and the reduction in administrative personnel. For the three months ended March 31, 2000, the Chief Executive Officer's compensation was $580,000, which includes $497,500 in severance pay.

Net Interest Income

Interest income for the three months ended March 31, 2000 decreased to $71,697 from $337,175 for the same period in 1999. The decrease is attributable primarily to the decrease in the Company's unrestricted cash equivalent balances as compared to the prior year's three-month period.

Equity In Other Ventures

For the three months ended March 31, 2000 the Company recognized a net loss of $360,354 in its investment in Axiom Biotechnologies, Inc. and Laurel Partners Limited Partnership. The loss for the same period in 1999 was $321,788.

Net Loss

The net loss for the three months ended March 31, 2000 decreased to $341,119 from $2.2 million for the same period in 1999. This decrease can be attributed to a decrease in the Company's operating expenses which was partially offset by a decrease in revenues.

Liquidity and Capital Resources

At March 31, 2000 the Company held cash and cash equivalents exclusive of restricted cash of $5,885,655. The Company's working capital at March 31, 2000 was $5,487,331.

On July 30, 1999, the Company sold its drug discovery assets to OSI and ceased its internal drug discovery operations and research efforts for collaborative partners. Pursuant to such sale transaction, OSI assumed, among other things, the Company's lease to the Company's research facility in Tarrytown, New York and the Company's equipment lease with GECC. The Company terminated all employees who were not hired by OSI or who did not voluntarily resign, except for its Chief Executive Officer. As a result of the foregoing, the Company ceased to have revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

In February 2000, the Company licensed to OSI, on a non-exclusive basis, its yeast technologies. OSI paid to the Company a license fee of $100,000 and an access fee of $600,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until 2010 and a supplemental license fee of $250,000 if the injunction obtained by SIBIA is lifted or dissolved.

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

New Accounting Pronouncements

      On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101A, which amends the implementation date for SAB No. 101, requires registrants with a fiscal year that begins between December 16, 1999 and March 15, 2000 to adopt the accounting guidance contained therein by no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently assessing the financial impact of complying with SAB No. 101 and has not yet determined whether applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

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

         Nothing to Report.

Item 3.  Defaults Upon Senior Securities

         Nothing to Report

Item 4.  Submission of Matters to a Vote of Security Holders

         Nothing to Report

Item 5.  Other Information

         Nothing to Report

Item 6.  Exhibits and Reports on Form 8-K.

         (a) The exhibits listed in the Exhibit Index are included in this report.

         (b)  Reports on Form 8-K.

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CADUS PHARMACEUTICAL CORPORATION

                                      (Registrant)

Date: May 12, 2000                    By: /s/ Russell D. Glass
                                          ---------------------
                                          Russell D. Glass
                                          President and Chief Executive Officer
                                          (Authorized Officer and Principal
                                          Financial Officer)

                                  EXHIBIT INDEX

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

          Exhibit No.                Description
          -----------                -----------

             10.29 Yeast Technology License Agreement, dated as of February 15, 2000, between the Company and OSI Pharmaceuticals, Inc. (Exhibits to the Yeast Technology License Agreement have been intentionally omitted. The Company hereby undertakes to furnish supplementally to the Securities and Exchange Commission upon request a copy of the omitted exhibits).

              27                     Financial Data Schedule