Form 10-Q
period 2000-06-30
CADUS PHARMACEUTICAL CORP
filed 2000-08-14
CIK 911148

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000
                                            -------------


|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              -------------------------    ---------------------

                         Commission File Number 0-28674
                                                -------

                        CADUS PHARMACEUTICAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified on its Charter)


          Delaware                                      13-3660391
-----------------------------------------  -------------------------------------
(State of Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

  767 Fifth Avenue, New York, New York                    10153
-----------------------------------------  -------------------------------------
(Address of Principal Executive Offices)               (Zip Code)


Registrant's Telephone Number, Including Area Code    (212) 702-4315
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes           X                 No
                                             ---------                ---------

The number of shares of registrant's common stock, $0.01 par value, outstanding as of July 31, 2000 was 13,144,040.

                        CADUS PHARMACEUTICAL CORPORATION

                                      INDEX
                                                                        Page No.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                          3

                    PART I - CONDENSED FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets - June 30, 2000 (unaudited)
         and December 31, 1999 (audited)                                   4

         Condensed Statements of Operations - Three and Six Months
         ended June 30, 2000 and 1999 (unaudited)                          5-6

         Condensed Statements of Cash Flows - Six Months Ended
         June 30, 2000 and 1999 (unaudited)                                7

         Notes to Condensed Financial Statements (unaudited)               8-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10-13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        13

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 14

Item 2.  Changes in Securities and Use of Proceeds                         15

Item 3.  Defaults Upon Senior Securities                                   15

Item 4.  Submission of Matters to a Vote of Security Holders               15

Item 5.  Other Information                                                 15

Item 6.  Exhibits and Reports on Form 8K                                   15

SIGNATURES                                                                 16

EXHIBIT INDEX                                                              17

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, technological uncertainties regarding the Company's technologies, the Company's capital needs and uncertainty of future funding, risks and uncertainties relating to the Company's on going litigation with SIBIA Neurosciences, Inc. ("SIBIA")*, including uncertainties relating to the outcome of appeals and the re-examination of SIBIA's patent at issue in the litigation, risks and uncertainties relating to the Company's ability to realize value from its assets, the Company's dependence on proprietary technology and the unpredictability of patent protection, intense competition in the pharmaceutical and biotechnology industries, rapid technological development that may result in the Company's technologies becoming obsolete, as well as other risks and uncertainties discussed in the Company's prospectus dated July 17, 1996.

--------
* SIBIA was acquired by Merck & Co. in the fourth quarter of 1999 and, accordingly, references to SIBIA herein are references to Merck & Co. after such date.

                        CADUS PHARMACEUTICAL CORPORATION

                            Condensed Balance Sheets

                                     ASSETS

                                                                  June 30,      December 31,
                                                                    2000            1999
                                                                ------------    ------------
                                                                (Unaudited)       (Audited)

Current assets
         Cash and cash equivalents                              $  5,268,807    $  5,082,212
         Restricted cash                                                --            13,566
         Due from officer and director                                  --           294,636
         Prepaid and other current assets                             71,958          69,783
                                                                ------------    ------------

                Total current assets                               5,340,765       5,460,197

Restricted cash-noncurrent                                        19,561,445      19,065,431
Investments in other ventures                                        285,352         999,590
Other assets, net                                                  1,133,105       1,173,558
                                                                ------------    ------------

                Total assets                                    $ 26,320,667    $ 26,698,776
                                                                ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
         Accounts payable                                       $       --      $     17,644
         Accrued expenses and other current liabilities               80,693         121,843
         Deferred revenue                                             28,500          28,500
                                                                ------------    ------------

                  Total current liabilities                          109,193         167,987

Reserve for litigation damages                                    19,561,445      19,065,431
                                                                ------------    ------------

                  Total liabilities                               19,670,638      19,233,418

Stockholders' equity

         Common stock, $.01 par value. Authorized 35,000,000
             shares at June 30, 2000 and December 31, 1999;
             issued 13,285,707 shares and 13,201,607 shares at
             June 30, 2000 and December 31, 1999, respectively;
             outstanding 13,144,040 shares and 13,068,940
             shares at June 30, 2000 and December 31, 1999,
             respectively                                            132,857         132,106
         Additional paid-in capital                               59,844,355      59,689,446
         Accumulated deficit                                     (53,027,108)    (52,056,119)
         Treasury stock, 141,667 shares of common stock at
             June 30, 2000 and December 31, 1999                    (300,075)       (300,075)
                                                                ------------    ------------

                  Total stockholders' equity                       6,650,029       7,465,358
                                                                ------------    ------------

                  Total liabilities and stockholders' equity    $ 26,320,667    $ 26,698,776
                                                                ============    ============


            See accompanying notes to condensed financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                       Condensed Statements of Operations

                                                       Three Months Ended
                                                            June 30,
                                                       2000            1999
                                                   ------------    ------------
                                                   (Unaudited)     (Unaudited)

Revenues, principally from related parties         $       --      $  2,038,776
                                                   ------------    ------------

Costs and expenses
    Research and development costs                         --         3,267,405
    General and administrative expenses                 347,630       1,126,967
                                                   ------------    ------------

                  Total costs and expenses              347,630       4,394,372
                                                   ------------    ------------

Operating loss                                         (347,630)     (2,355,596)
                                                   ------------    ------------

Other (expense) income
    Net interest income                                  71,644          79,627
    Loss of equity in other ventures, net              (353,884)       (359,144)
    Gain on sale of equipment                              --            16,203
                                                   ------------    ------------

                  Total other (expense) income         (282,240)       (263,314)
                                                   ------------    ------------

Loss before income taxes                               (629,870)     (2,618,910)

State and local taxes                                      --           (23,463)
                                                   ------------    ------------


                  Net loss                         ($   629,870)   ($ 2,595,447)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.05)   $      (0.20)
                                                   ============    ============

Weighted average shares of
    common stock outstanding - basic and diluted     13,144,040      13,068,940
                                                   ============    ============

            See accompanying notes to condensed financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                       Condensed Statements of Operations

                                                         Six Months Ended
                                                             June 30,
                                                       2000             1999
                                                   ------------    ------------
                                                   (Unaudited)      (Unaudited)

Revenues, principally from related                 $       --      $  5,077,552
    parties

License fee                                             700,000            --
                                                   ------------    ------------

                           Total revenues               700,000       5,077,552
                                                   ------------    ------------

Costs and expenses
    Research and development costs                         --         7,179,887
    General and administrative expenses               1,200,092       2,442,183
                                                   ------------    ------------

                  Total costs and expenses            1,200,092       9,622,070
                                                   ------------    ------------

Operating loss                                         (500,092)     (4,544,518)
                                                   ------------    ------------

Other (expense) income
    Net interest income                                 143,341         416,802
    Loss of equity in other ventures, net              (714,238)       (680,932)
    Gain on sale of equipment                           100,000          32,406
                                                   ------------    ------------

                  Total other (expense) income         (470,897)       (231,724)
                                                   ------------    ------------

Loss before income taxes                               (970,989)     (4,776,242)

State and local taxes                                      --           (17,691)
                                                   ------------    ------------

                  Net loss                         $   (970,989)   $ (4,758,551)
                                                   ============    ============

Basic and diluted loss per share                    $      (0.07)      $ ( 0.36)
                                                   ============    ============

Weighted average shares of
    common stock outstanding - basic and diluted     13,123,190      13,068,940
                                                   ============    ============

            See accompanying notes to condensed financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                       Condensed Statements of Cash Flows


                                                                       Six Months Ended
                                                                           June 30,
                                                                      2000           1999
                                                                  -----------    ------------
                                                                  (Unaudited)    (Unaudited)
Cash flows from operating activities
    Net loss                                                      $  (970,989)   $ (4,758,551)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                  40,453         557,083
        Loss of equity in other ventures                              714,238         680,932
        Gain on sale of equipment                                    (100,000)           --
        Other non-cash gain                                              --           (32,406)
        Reserve for litigation damages                                496,014         140,915
  Changes in assets and liabilities:
        Decrease in due from officer and director                     294,636            --
        (Increase)/decrease in prepaid and other current assets        (2,175)         82,901
        Decrease in other assets                                         --            79,741
        Increase in deferred revenue                                     --           185,501
        (Decrease)  increase in accounts payable                      (17,644)        726,441
        Decrease in accrued expenses
                  and other current liabilities                       (41,150)     (1,190,356)
                                                                  -----------    ------------

Net cash provided by (used in) operating activities                   413,383      (3,527,799)
                                                                  -----------    ------------

Cash flows from investing activities:
    Increase in restricted cash                                      (482,448)       (151,263)
    Acquisition of fixed assets                                          --          (162,236)
    Sales of fixed assets                                             100,000          10,850
    Patent costs                                                         --          (167,500)
                                                                  -----------    ------------

Net cash used in investing activities                                (382,448)       (470,149)
                                                                  -----------    ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock
        upon exercise of stock options                                155,660            --
                                                                  -----------    ------------

Net cash provided by financing activities                             155,660            --
                                                                  -----------    ------------

Net increase (decrease) in cash and cash equivalents                  186,595      (3,997,948)

Cash and cash equivalents - beginning of period                     5,082,212      10,975,528
                                                                  -----------    ------------

Cash and cash equivalents - end of period                         $ 5,268,807    $  6,977,580
                                                                  ===========    ============

            See accompanying notes to condensed financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                     Notes to Condensed Financial Statements

Note - 1 Organization and Basis of Preparation

         The information presented as of June 30, 2000 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 1999 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999.

         The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

Note - 2 Net Loss Per Share

         For the three month and six month periods ended June 30, 2000 and 1999 basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive.

Note - 3 Patent Litigation

         In July 1996, SIBIA commenced a patent infringement action against the Company alleging infringement by the Company of a patent concerning the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999 the United States District Court granted SIBIA's request for injunctive relief that precludes the Company from using the method claimed in SIBIA's patent. On February 26, 1999, the United States District Court denied the Company's motions to set aside the jury verdict, to grant a new trial and to reduce or set aside the $18.0 million judgment awarded by the jury. The Company has appealed the judgment. The appeal will be heard by the Court of Appeals for the Federal Circuit in Washington, D.C. All briefs have been filed and the Court of Appeals heard oral argument on March 9, 2000. In order to stay execution pending appeal of the $18.0 million judgment obtained by SIBIA, in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgments in the event the Company were to lose the appeal. Such $18.5 million was classified as "restricted cash noncurrent" and the Company's "cash and cash equivalents" were reduced by $18.5 million. The Company recorded a reserve for litigation damages of $18.5 million in the statement of operations for the year ended December 31, 1998. Interest earned on the restricted cash has been added to the reserve for litigation damages, which was approximately $19.6 million at June 30, 2000.

         In January 1999, the U.S. Patent and Trademark Office granted the Company's request to re-examine the patent issued to SIBIA that was the subject of the litigation. In March 2000, Patent Office issued an office action rejecting all claims of SIBIA's patent. SIBIA responded to this office action and the Patent Office issued another office action in July again rejecting all claims of SIBIA's patent. SIBIA will also have an opportunity to respond to the July office action. The Patent Office is not expected to issue a decision until at least October, 2000. A final decision by the Patent Office that SIBIA's patent is invalid would take precedence over the outstanding jury verdict and judgment. There can be no assurance, however, that the Patent and Trademark Office will issue a final decision finding SIBIA's patent to be invalid.

Note - 4 Asset Sale

         On July 30, 1999 the Company sold to OSI Pharmaceuticals, Inc. ("OSI") pursuant to an asset purchase agreement various assets and ceased its drug discovery operations and research efforts for collaborators as a result of this transaction. The Company terminated all employees that were not hired by OSI or who did not voluntarily resign, except for the Chief Executive Officer. The Company retained ownership of all its other assets including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, and genetic engineering tools, its joint ownership of the human orphan G protein-coupled receptors identified pursuant to its collaboration with Genome Therapeutics Corporation, its proprietary software, its genomics databases related to G protein-coupled receptors, all assays and technologies reverting to it from its collaboration with Bristol Myers Squibb Company, an equity position in Axiom Biotechnologies, Inc., the Company's cash and cash equivalents, and the funds that were being held in escrow pending appeal of the verdict in favor of SIBIA.

Note -5 Related Party Transaction

         In August 1998, the Company guaranteed the payment of a $286,000 loan made to a board member and secured its guarantee obligation with cash collateral of $286,000. In August 1999, the lender called on the guarantee and foreclosed on the cash collateral. The Director executed an interest bearing promissory note in the amount of $286,000 in favor of the Company, which was payable, together with accrued interest, on August 31, 2000. The amount owed as of December 31, 1999 is included in due from officer and director. This loan was repaid in its entirety in March 2000.

Note - 6 Non-Exclusive License of Yeast Technology

         In February 2000, the Company licensed to OSI, on a non-exclusive basis, its yeast technologies, including various reagents and its library of over 30,000 yeast strains and its bioinformatics software. OSI paid to the Company a license fee of $100,000 and an access fee of $600,000, which has been recorded as license fee revenue in the quarter ended March 31, 2000. OSI is also obligated to pay an annual maintenance fee of $100,000 until 2010 and a supplemental license fee of $250,000 if the injunction obtained by SIBIA is lifted or dissolved.

Note - 7 New Accounting Pronouncements

         On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101B, which amends the implementation date for SAB No. 101, requires registrants to adopt the accounting guidance contained therein by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently assessing the financial impact of complying with SAB No. 101 and has not yet determined whether applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company was incorporated in 1992 and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, the Company sold its drug discovery assets to OSI Pharmaceuticals, Inc. ("OSI") and ceased its internal drug discovery operations and research efforts for collaborative partners. The Company terminated all employees who were not hired by OSI or who did not voluntarily resign except for the Chief Executive Officer who resigned in April 2000.

         The Company has incurred operating losses in each year since its inception including net losses of approximately $971,000 during the six-month period ended June 30, 2000. At June 30, 2000, the Company had an accumulated deficit of approximately $53.0 million, which reflects an $18.5 million charge for litigation damages with respect to the patent infringement litigation with SIBIA. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

Three Months Ended June 30, 2000 and June 30, 1999

Revenues

Revenues for the three months ended June 30, 2000 decreased to $ 0 from $2,038,776 for the same period in 1999. The decrease was attributable primarily to the Company having ceased research efforts for collaborators and, therefore, not receiving any research funding in 2000.

Operating Expenses

The Company's research and development expenses for the three months ended June 30, 2000 decreased to $0 from $3,267,405 for the same period in 1999. This decrease was attributable to the Company having ceased its drug discovery operations and research efforts for collaborators and having no research personnel after its asset sale in July 1999.

General and administrative expenses decreased to $347,630 for the three months ended June 30, 2000 from $1,126,967 for the same period in 1999. This decrease was attributable primarily to the elimination of facility related expenses and the reduction in administrative personnel.

Net Interest Income

Interest income for the three months ended June 30, 2000 decreased to $71,644 from $79,627 for the same period in 1999. The decrease is primarily attributable to the decrease in the Company's unrestricted cash and cash equivalents balance as compared to the prior year's quarter.

Equity In Other Ventures

For the three months ended June 30, 2000 the Company recognized a net loss of $353,884 in its investment in Axiom Biotechnologies, Inc. and Laurel Partners Limited Partnership. The loss for the same period in 1999 was $359,144.

Net Loss

The net loss for the three months ended June 30, 2000 decreased to $629,870 from $2,595,447 for the same period in 1999. This decrease can be attributed to a decrease in the Company's operating expenses which was partially offset by the decrease in revenues.

Results of Operations

Six Months Ended June 30, 2000 and June 30, 1999

Revenues

Revenues for the six months ended June 30, 2000 decreased to $700,000 from $5,077,522 for the same period in 1999. This decrease was attributable primarily to the Company having ceased research efforts for collaborators and, therefore, not receiving any research funding for the first six months of 2000. The

Company's revenues for the first six months of 2000 were derived solely from its licensing of its yeast technology to OSI.

Operating Expenses

The Company's research and development expenses for the six months ended June 30, 2000 decreased to $ 0 from $7,179,887 for the same period in 1999. This decrease was attributable to the Company having ceased its drug discovery operations and research efforts for collaborators and having no research personnel after its asset sale in July 1999.

General and administrative expense decreased to $1,200,092 for the six months ended June 30, 2000 from $2,442,183 for the same period in 1999. This decrease was attributable primarily to the elimination of facility related expenses and the reduction in administrative personnel. For the six months ended June 30, 2000, the Chief Executive Officer's compensation was $607,500 which includes $497,500 in severance pay recorded in the quarter ended March 31, 2000.

Net Interest Income

Interest income for the six months ended June 30, 2000 decreased to $143,341 from $416,802 for the same period in 1999. The decrease is attributable primarily to the decrease in the Company's unrestricted cash and cash equivalents balance as compared to the prior year's six month period.

Equity In Other Ventures

For the six months ended June 30, 2000 the Company recognized a net loss of $714,238 in its investment in Axiom Biotechnologies, Inc. and Laurel Partners Limited Partnership. The loss for the same period in 1999 was $680,932.

Net Loss

The net loss for the six months ended June 30, 2000 decreased to $970,989 from $4.8 million for the same period in 1999. This decrease can be attributed to a decrease in the Company's operating expenses which was partially offset by the decrease in revenues.

Liquidity and Capital Resources

At June 30,2000 the Company held cash and cash equivalents of $5,268,807. The Company's working capital at June 30, 2000 was $5,231,572.

On July 30, 1999, the Company sold its drug discovery assets to OSI and ceased its internal drug discovery operations and research efforts for collaborative partners. Pursuant to such sale transaction, OSI assumed, among other things, the Company's lease to the Company's research facility in Tarrytown, New York and the Company's equipment lease with GECC. The Company terminated all employees who were not hired by OSI or who did not voluntarily resign, except for its Chief Executive Officer who resigned in April 2000. As a result of the foregoing, the Company ceased to have revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

In February 2000, the Company licensed to OSI, on a non-exclusive basis, its yeast technologies. OSI paid to the Company a license fee of $100,000 and an access fee of $600,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until 2010 and a supplemental license fee of $250,000 if the injunction obtained by SIBIA is lifted or dissolved.

The Company believes that its existing resources, together with interest income, will be sufficient to support its current and projected funding requirements through the end of 2001. This forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward- looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to license its technologies and otherwise realize value from its assets; the transactions, if any arising from the Company's efforts to acquire technologies or products or to acquire or invest in companies; expenses of pursuing such transactions; and the outcome of its appeal of the judgment in the SIBIA patent litigation.

New Accounting Pronouncements

On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101B, which amends the implementation date for SAB No. 101, requires registrants to adopt the accounting guidance contained therein by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently assessing the financial impact of complying with SAB No. 101 and has not yet determined whether applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds consistings of investment grade corporate and U.S. government securities. The Company does not believe it is materially exposed to changes in interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

         In January 1999, the U.S. Patent and Trademark Office granted the Company's request to re- examine the patent issued to SIBIA that was the subject of the litigation. In March 2000, the Patent Office issued an office action rejecting all claims of SIBIA's patent. SIBIA responded to this office action and the Patent Office issued another office action in July again rejecting all claims of SIBIA's patent. SIBIA will also have an opportunity to respond to the July office action. The Patent Office is not expected to issue a decision until at least October, 2000. A final decision by the Patent Office that SIBIA's patent is invalid would take precedence over the outstanding jury verdict and judgment. There can be no assurance, however, that the Patent Office will issue a final decision finding SIBIA's patent to be invalid.

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

         Nothing to Report.

Item 3. Defaults Upon Senior Securities

         Nothing to Report

Item 4. Submission of Matters to a Vote of Security Holders

         On June 13, 2000, the Company held its annual meeting of stockholders in New York, New York. The holders of 12,259,863 shares of Common Stock were present or represented by proxy and, accordingly, a quorum was present and matters were voted on as follows:

         The following persons were elected directors of the Company:

                                    Votes For         Votes Withheld
                                    ---------         --------------

         James R. Broach            12,240,087               19,776
         Russell D. Glass           12,241,754               18,109
         Carl C. Icahn              12,241,694               18,169
         Peter S. Liebert           12,241,694               18,169
         Siegfried G. Schaefer      12,241,754               18,109
         Jack G. Wasserman          12,241,754               18,109

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

                                    CADUS PHARMACEUTICAL CORPORATION
                                    (Registrant)


Date: August 11, 2000               By: /s/ Russell D. Glass
                                       -----------------------------------------
                                       Russell D. Glass
                                       President and Chief Executive Officer
                                       (Authorized Officer and Principal
                                       Financial Officer)

                                  EXHIBIT INDEX

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


                  27       Financial Data Schedule