Form 10-Q
period 2000-09-30
CADUS PHARMACEUTICAL CORP
filed 2000-11-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              SEPTEMBER 30, 2000
                                            ------------------


|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              -------------------------    ---------------

                         Commission File Number 0-28674
                                                -------

                        CADUS PHARMACEUTICAL CORPORATION
--------------------------------------------------------------------------------

             (Exact Name of Registrant as Specified on its Charter)


                  Delaware                                       13-3660391
---------------------------------------------                -------------------
(State of Other Jurisdiction of Incorporation                 (I.R.S. Employer
              or Organization)                               Identification No.)

     767 Fifth Avenue, New York, New York                          10153
---------------------------------------------                -------------------
   (Address of Principal Executive Offices)                      (Zip Code)


Registrant's Telephone Number, Including Area Code             (212) 702-4315
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

                                Yes _X_   No ___

The number of shares of registrant's common stock, $0.01 par value, outstanding as of September 30, 2000 was 13,144,040.

                        CADUS PHARMACEUTICAL CORPORATION

                                      INDEX
                                                                        PAGE NO.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                              3

                    PART I - CONDENSED FINANCIAL INFORMATION

Item  1.  Condensed Financial Statements

          Condensed Balance Sheets - September 30, 2000 (unaudited)
          and December 31, 1999 (audited)                                      4

          Condensed Statements of Operations - Three and Nine Months
          ended September 30, 2000 and 1999 (unaudited)                      5-6

          Condensed Statements of Cash Flows - Nine Months Ended
          September 30, 2000 and 1999 (unaudited)                              7

          Notes to Condensed Financial Statements (unaudited)               8-10


Item  2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        10-14

Item  3.  Quantitative and Qualitative Disclosures About Market Risk          14

                           PART II - OTHER INFORMATION

Item  1.  Legal Proceedings                                                   15

Item  2.  Changes in Securities and Use of Proceeds                           15

Item  3.  Defaults Upon Senior Securities                                     15

Item  4.  Submission of Matters to a Vote of Security Holders                 16

Item  5.  Other Information                                                   16

Item  6.  Exhibits and Reports on Form 8K                                     16

SIGNATURES                                                                    17

EXHIBIT INDEX                                                                 18

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, technological uncertainties regarding the Company's technologies, the Company's capital needs and uncertainty of future funding, risks and uncertainties relating to the Company's ability to realize value from its assets, the Company's dependence on proprietary technology and the unpredictability of patent protection, intense competition in the pharmaceutical and biotechnology industries, rapid technological development that may result in the Company's technologies becoming obsolete, as well as other risks and uncertainties discussed in the Company's prospectus dated July 17, 1996.

                        CADUS PHARMACEUTICAL CORPORATION

                             CONDENSED BALANCE SHEET

                                     ASSETS
                                     ------

                                                   September 30,   December 31,
                                                       2000            1999
                                                    -----------     -----------
                                                    (Unaudited)      (Audited)
Current assets
    Cash and cash equivalents                        $5,003,084      $5,082,212
    Cash held in escrow - current                    19,841,489              --
    Restricted cash                                          --          13,566
    Due from officer and director                            --         294,636
    Prepaid and other current assets                    176,314          69,783
                                                    -----------     -----------

            Total current assets                     25,020,887       5,460,197

Cash held in escrow - noncurrent                             --      19,065,431
Investments in other ventures                           158,934         999,590
Other assets, net                                     1,112,879       1,173,558
                                                    -----------     -----------

            Total assets                            $26,292,700     $26,698,776
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
    Accounts payable                                $        --         $17,644
    Accrued expenses and other current liabilities       63,226         121,843
    Accrued legal fees                                1,000,000              --
    Deferred revenue                                      5,030          28,500
                                                    -----------     -----------

            Total current liabilities                 1,068,256         167,987

Reserve for litigation damages                               --      19,065,431
                                                    -----------     -----------

            Total liabilities                         1,068,256      19,233,418

Stockholders' equity
    Common stock, $.01 par value. Authorized
        35,000,000 shares at September 30, 2000
        and December 31, 1999; issued 13,285,707
        shares and 13,210,607 shares at
        September 30, 2000 and December 31, 1999,
        respectively; outstanding 13,144,040
        shares and 13,068,940 shares at
        September 30, 2000 and December 31, 1999,
        respectively                                    132,857         132,106
    Additional paid-in capital                       59,844,355      59,689,446
    Accumulated deficit                             (34,452,693)    (52,056,119)
    Treasury stock, 141,667 shares of common
        stock at September 30, 2000
        and December 31, 1999, respectively            (300,075)       (300,075)
                                                    -----------     -----------

            Total stockholders' equity               25,224,444       7,465,358
                                                    -----------     -----------

            Total liabilities and
              stockholders' equity                  $26,292,700     $26,698,776
                                                    ===========     ===========

           See accompanying notes to condensed financial statements.

                        CADUS PHARMACEUTICAL CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                           September 30,
                                                       2000            1999
                                                    -----------     -----------
                                                    (Unaudited)     (Unaudited)
Revenues, principally from related parties          $        --     $   949,992

License and maintenance fee                              23,470              --
                                                    -----------     -----------

        Total revenues                                   23,470         949,992
                                                    -----------     -----------

Costs and expenses:
    Research and development costs                           --       1,711,630
    General and administrative expenses                 251,701         864,022
                                                    -----------     -----------

        Total costs and expenses                        251,701       2,575,652
                                                    -----------     -----------

Operating loss                                         (228,231)     (1,625,660)
                                                    -----------     -----------

Other income (expense):
    Gain on reversal of litigation
      judgment, net of legal fees                    18,841,489              --
    Interest income                                      71,394          76,868
    Loss of equity in other ventures, net              (126,418)       (299,820)
    Gain on sales of equipment                               --         118,179
    Loss on sale of assets                                   --        (805,555)
                                                    -----------     -----------

        Total other income (expense)                 18,786,465        (910,328)
                                                    -----------     -----------

Income (loss) before income taxes                    18,558,234      (2,535,988)

State and local taxes                                   (16,181)          1,332
                                                    -----------     -----------

        Net income (loss)                           $18,574,415      (2,537,320)
                                                    ===========     ===========

Basic and diluted income (loss) per share           $      1.41     $     (0.19)
                                                    ===========     ===========

Weighted average shares of common stock
  outstanding - basic and diluted                    13,144,040      13,068,940
                                                    ===========     ===========

            See accompanying notes to condensed financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

                                                        Nine Months Ended
                                                           September 30,
                                                       2000            1999
                                                    -----------     -----------
                                                    (Unaudited)     (Unaudited)
Revenues, principally from related parties          $        --      $6,027,544

License and maintenance fee                             723,470              --
                                                    -----------     -----------

        Total revenues                                  723,470       6,027,544
                                                    -----------     -----------

Costs and expenses:
    Research and development costs                           --       8,891,517
    General and administrative expenses               1,451,793       3,306,205
                                                    -----------     -----------

        Total costs and expenses                      1,451,793      12,197,722
                                                    -----------     -----------

Operating loss                                         (728,323)     (6,170,178)
                                                    -----------     -----------

Other income (expense):
    Gain on reversal of litigation
      judgment, net of legal fees                    18,841,489              --
    Interest income                                     214,735         493,670
    Loss of equity in other ventures, net              (840,656)       (980,752)
    Gain on sales of equipment                          100,000         150,585
    Loss on sale of assets                                   --        (805,555)
                                                    -----------     -----------

        Total other income (expense)                 18,315,568      (1,142,052)
                                                    -----------     -----------

Income (loss) before income taxes                    17,587,245      (7,312,230)

State and local taxes                                   (16,181)        (16,359)
                                                    -----------     -----------

        Net income (loss)                           $17,603,426     $(7,295,871)
                                                    ===========     ===========

Basic and diluted income (loss) per share           $      1.34     $     (0.56)
                                                    ===========     ===========

Weighted average shares of common stock
    outstanding - basic and diluted                  13,130,140      13,068,940
                                                    ===========     ===========

            See accompanying notes to condensed financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                            September 30,
                                                         2000          1999
                                                      -----------   -----------
                                                      (Unaudited)   (Unaudited)
Cash flows from operating activities:
    Net income (loss)                                 $17,603,426   ($7,295,871)
    Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
        Recognition of deferred revenue                   (23,470)           --
        Depreciation and amortization                      60,679       678,466
        Loss of equity in other ventures                  840,656       980,752
        Gain on sales of equipment                       (100,000)     (150,585)
        Loss on sale of assets                                 --       805,555

    Changes in assets and liabilities:
        Decrease in due from officer and director         294,636            --
        Decrease in prepaid and other
        current assets                                   (106,531)      (90,221)
        Decrease in other assets                               --       117,521
        Increase in deferred revenue                           --        28,500
        (Decrease) increase in reserve for
        litigation damages                            (19,065,431)      330,735
        Decrease in accounts payable                      (17,644)      (24,587)
        Increase in accrued legal fees                  1,000,000            --
        Decrease in accrued expenses and other
          current liabilities                             (58,617)   (1,594,297)
                                                      -----------   -----------

Net cash provided by (used in) operating activities       427,704    (6,214,032)
                                                      -----------   -----------

Cash flows from investing activities:
        Increase in cash held in escrow - current        (762,492)      (57,437)
        Acquisition of fixed assets                            --      (470,378)
        Proceeds from sale of fixed assets and patents    100,000     1,644,073
        Capitalized patent costs                               --      (167,500)
                                                      -----------   -----------

Net cash (used in) provided by investing activities      (662,492)      948,758
                                                                    -----------

Cash flows from financing activities:
        Proceeds from issuance of common stock
          upon exercise of stock options
                                                          155,660            --
                                                      -----------   -----------
Net cash provided by financing activities                 155,660            --
                                                      -----------   -----------

Net decrease in cash and cash equivalents                 (79,128)   (5,265,274)

Cash and cash equivalents - beginning of period         5,082,212    10,975,528
                                                      -----------   -----------

Cash and cash equivalents - end of periods            $ 5,003,084   $ 5,710,254
                                                      ===========   ===========

            See accompanying notes to condensed financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note - 1  ORGANIZATION AND BASIS OF PREPARATION

     The information presented as of September 30, 2000 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 1999 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999.

     The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

Note - 2  NET INCOME (LOSS) PER SHARE

     For the three month and nine month periods ended September 30, 2000 and 1999 basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is the same as basic net income (loss) per share since the inclusion of potential common stock equivalents (stock options and warrants) in the computation would be anti-dilutive.

Note - 3  PATENT LITIGATION

     In July 1996, SIBIA Neuroscience, Inc. ("SIBIA") (which was acquired by Merck & Co. in 1999) commenced a patent infringement action against the Company alleging infringement by the Company of a patent concerning the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999 the United States District Court granted SIBIA's request for injunctive relief that precludes the Company from using the method claimed in SIBIA's patent. On February 26, 1999, the United States District Court denied the Company's motions to set aside the jury verdict, to grant a new trial and to reduce or set aside the $18.0 million judgment awarded by the jury. The Company appealed the judgment. In order to stay execution pending appeal of the $18.0 million judgment obtained by SIBIA, in

     March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgments in the event the Company were to lose the appeal. Such $18.5 million was previously classified as "cash held in escrow-noncurrent" and the Company's "cash and cash equivalents" were reduced by $18.5 million in 1998. The Company recorded a reserve for litigation damages of $18.5 million in the statement of operations for the year ended December 31, 1998. On September 6, 2000 the United States Court of Appeals ruled in favor of the Company and overturned the prior judgment entered by the U.S. District Court. The Court of Appeals ruled that the claims of the SIBIA patent asserted against the Company were invalid and that the District court erred in denying the Company's motion for judgment as a matter of law on the issue of invalidity. On October 30, 2000, the U.S. District Court set aside the $18,000,000 judgment in favor of SIBIA and vacated the injunction against the Company. Separately, in October 2000, the Company obtained the release of the cash escrow of $19.9 million representing the original $18.5 million and interest that has accumulated on the escrow balance. The interest earned on the escrow has been added to the escrow balance and the reserve for litigation damages. The reserve for litigation damages of $18,841,489 (net of direct legal costs of $1 million) at September 30, 2000 has been reversed and credited to the statement of operations for the three and nine months ended September 30, 2000.

Note - 4  ASSET SALE

     On July 30, 1999 the Company sold to OSI Pharmaceuticals, Inc. ("OSI") pursuant to an asset purchase agreement various assets and ceased its drug discovery operations and research efforts for collaborators as a result of this transaction. The Company recognized a loss of $805,555 in connection with the transaction. The Company terminated all employees that were not hired by OSI or who did not voluntarily resign, except for the Chief Executive Officer who resigned in April 2000. The Company retained ownership of all its other assets including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, and genetic engineering tools, its joint ownership of the human orphan G protein-coupled receptors identified pursuant to its collaboration with Genome Therapeutics Corporation, its proprietary software, its genomics databases related to G protein-coupled receptors, all assays and technologies reverting to it from its collaboration with Bristol Myers Squibb Company, an equity position in Axiom Biotechnologies, Inc., the Company's cash and cash equivalents, and the funds that were being held in escrow pending appeal of the verdict in favor of SIBIA.


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

Note - 6  NON-EXCLUSIVE LICENSE OF YEAST TECHNOLOGY

     In February 2000, the Company licensed to OSI, on a non-exclusive basis, its yeast technologies, including various reagents and its library of over 30,000 yeast strains and its bioinformatics software. OSI paid to the Company a license fee of $100,000 and an access fee of $600,000, which has been recorded as license fee revenue in the quarter ended March 31, 2000. OSI is also obligated to pay an annual maintenance fee of $100,000 until 2010 and a supplemental license fee of $250,000 if the injunction obtained by SIBIA is lifted or dissolved. The injunction was dissolved on October 30, 2000 and the supplemental license fee of $250,000 is payable to the Company in November 2000.

Note - 7 NEW ACCOUNTING  PRONOUNCEMENTS
     On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101B, which amends the implementation date for SAB No. 101, requires registrants to adopt the accounting guidance contained therein by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently assessing the financial impact of complying with SAB No. 101 and does not believe that applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

Note - 8  EQUITY IN OTHER VENTURES

     For the three months ended September 30, 2000 the Company recognized a net loss of $126,418 in its investment in Axiom Biotechnologies, Inc. and Laurel Partners Limited Partnership. The loss for the same period in 1999 was $299,820. As of September 30, 2000, the investment in Axiom Biotechnologies, Inc. has been written down to zero.

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

     The Company has incurred operating losses in each year since its inception. At September 30, 2000, the Company had an accumulated deficit of approximately $34.5 million, after reversing the $18.5 million charge for litigation damages with respect to the patent infringement litigation with SIBIA after the Court of Appeals ruled in the Company's favor. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

REVENUES

Revenues for the three months ended September 30, 2000 decreased to $23,470 from $949,992 for the same period in 1999. The decrease was attributable primarily to the Company having ceased research efforts for collaborators and, therefore, not receiving any research funding in 2000.

OPERATING EXPENSES

The Company's research and development expenses for the three months ended September 30, 2000 decreased to $0 from $1,711,630 for the same period in 1999. This decrease was attributable to the Company having ceased its drug discovery operations and research efforts for collaborators and having no research personnel after its asset sale in July 1999.

General and administrative expenses decreased to $251,701 for the three months ended September 30, 2000 from $864,022 for the same period in 1999. This decrease was attributable primarily to the elimination of facility related expenses and the reduction in administrative personnel.

GAIN ON REVERSAL OF LITIGATION JUDGMENT

On September 6, 2000, the U.S. Court of Appeals ruled in favor of the Company and overturned the prior judgment of $18.0 million. The gain recognized represents the original $18.5 million reserve plus interest accrued on the escrow balance through September 30, 2000 of $1,341,489 less legal fees of $1,000,000 that were contingent on the success of the appeal.

NET INTEREST INCOME

Interest income for the three months ended September 30, 2000 decreased to $71,394 from $76,868 for the same period in 1999. The decrease is primarily attributable to the decrease in the Company's unrestricted cash and cash equivalents balance as compared to the prior year's quarter.

EQUITY IN OTHER VENTURES

For the three months ended September 30, 2000 the Company recognized a net loss of $126,418 in its investment in Axiom Biotechnologies, Inc. and Laurel Partners Limited Partnership. The loss for the same period in 1999 was $299,820. As of September 30, 2000, the investment in Axiom Biotechnologies, Inc. has been written down to zero.

NET INCOME (Loss)

The net income for the three months ended September 30, 2000 increased to $18,574,415 from a $2,537,320 loss for the same period in 1999. This increase can be attributed to the reversal of the SIBIA litigation judgment (net of direct legal expense of $1,000,000) and a decrease in operating expenses partially offset by a decrease in revenue.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

REVENUES

Revenues for the nine months ended September 30, 2000 decreased to $723,470 from $6,027,544 for the same period in 1999. This decrease was attributable primarily to the Company having ceased research efforts for collaborators and, therefore, not receiving any research funding for the first nine months of 2000. The Company's revenues for the first nine months of 2000 were derived primarily from the licensing of its yeast technology to OSI.

OPERATING EXPENSES

The Company's research and development expenses for the nine months ended September 30, 2000 decreased to $0 from $8,891,517 for the same period in 1999. This decrease was attributable to the Company having ceased its drug discovery operations and research efforts for collaborators and having no research personnel after its asset sale in July 1999.

General and administrative expense decreased to $1,451,793 for the nine months ended September 30, 2000 from $3,306,205 for the same period in 1999. This decrease was attributable primarily to the elimination of facility related expenses and the reduction in administrative personnel. For the nine months ended September 30, 2000, the Chief Executive Officer's compensation was $607,500 which includes $497,500 in severance pay recorded in the quarter ended March 31, 2000 and fully paid in May 2000.

GAIN ON REVERSAL OF LITIGATION JUDGMENT

On September 6, 2000, the U.S. Court of Appeals ruled in favor of the Company and overturned the prior judgment of $18.0 million. The gain recognized represents the original $18.5 million reserve plus interest accrued on the escrow balance through September 30, 2000 of $1,341,489 less legal fees of $1,000,000 that were contingent on the success of the appeal.

NET INTEREST INCOME

Interest income for the nine months ended September 30, 2000 decreased to $214,735 from $493,670 for the same period in 1999. The decrease is attributable primarily to the decrease in the Company's unrestricted cash and cash equivalents balance as compared to the prior year's nine month period.

EQUITY IN OTHER VENTURES

For the nine months ended September 30, 2000 the Company recognized a net loss of $840,656 in its investment in Axiom Biotechnologies, Inc. and Laurel Partners Limited Partnership. The loss for the same period in 1999 was $980,752. As of September 30, 2000, the investment in Axiom Biotechnologies, Inc. has been written down to zero.

NET INCOME (LOSS)

The net income for the nine months ended September 30, 2000 increased to $17,603,426 from a $7,295,871 loss for the same period in 1999. This increase can be attributed to the reversal of the SIBIA litigation settlement (net of direct legal expense of $1,000,000) and a decrease in operating expenses partially offset by a decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000 the Company held cash and cash equivalents of $24,844,573 including the escrow cash that was later released to the Company in October 2000 as discussed in Note 3 to the accompanying financial statements. The Company's working capital at September 30, 2000 was $23,952,631.

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

In February 2000, the Company licensed to OSI, on a non-exclusive basis, its yeast technologies. OSI paid to the Company a license fee of $100,000 and an access fee of $600,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until 2010 and a supplemental license fee of $250,000 if the injunction obtained by SIBIA is lifted or dissolved. The injunction was dissolved on October 30, 2000 and the supplemental license fee of $250,000 is payable to the Company in November 2000.

The Company believes that its existing resources, together with interest income, will be sufficient to support its current and projected funding requirements through the end of 2001. This forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to license its technologies and otherwise realize value from its assets; the transactions, if any, arising from the Company's efforts to acquire technologies or products or to acquire or invest in companies; and the expenses of pursuing such transactions.

NEW ACCOUNTING PRONOUNCEMENTS

On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101B, which amends the implementation date for SAB No. 101, requires registrants to adopt the accounting guidance contained therein by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently assessing the financial impact of complying with SAB No. 101 and does not believe that applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds consisting of investment grade corporate and U.S. government securities. The Company does not believe it is materially exposed to changes in interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

     The Company is not a party to any material legal proceedings other than SIBIA Neurosciences, Inc. v. Cadus Pharmaceutical Corporation and an arbitration proceeding commenced by Philip N. Sussman, the former Senior Vice President, Finance and Corporate Development, and Chief Financial Officer of the Company.

     (a) SIBIA (which was acquired by Merck & Co. in 1999) commenced an action on July 9, 1996 in the United States District Court for the Southern District of California alleging infringement by the Company of a patent covering the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays, and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999, the United States District Court granted SIBIA's request for injunctive relief that precluded the Company from using the method claimed in SIBIA's patent. On February 26, 1999, the United States District Court denied the Company's motions to set aside the jury verdict, to grant a new trial and to reduce or set aside the $18.0 million damage award by the jury. The Company appealed the judgment. On September 6, 2000, the United States Court of Appeals ruled in favor of the Company and overturned the prior judgment entered by the U.S. District Court. The Court of Appeals ruled that the claims of SIBIA asserted against the Company were invalid and that the District Court erred in denying the Company's motion for judgment as a matter of law on the issue of invalidity. On October 30, 2000, the U.S. District Court set aside the $18,000,000 judgment in favor of SIBIA and vacated the injunction against the Company.

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

CADUS PHARMACEUTICAL CORPORATION
(REGISTRANT)


Date: November 14, 2000              By: /s/ RUSSELL D. GLASS
                                         -------------------------------------
                                         Russell D. Glass
                                         President and Chief Executive Officer
                                         (Authorized Officer and
                                         Principal Financial Officer)

                                  EXHIBIT INDEX


The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


             27                      Financial Data Schedule