Form 10-K
period 2000-12-31
CADUS PHARMACEUTICAL CORP
filed 2001-03-30
CIK 911148

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ....................................December 31, 2000

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

 For the transition period from___________________________ to ________________

Commission File Number 0-28674

                        CADUS PHARMACEUTICAL CORPORATION
                        --------------------------------

             (Exact name of registrant as specified in its charter)

                       Delaware                                                 13-3660391
-------------------------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)


767 Fifth Avenue
New York, New York                                                 10153
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)


Company's telephone number, including area code:          (212) 702-4351
                                                 ------------------------------

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

                               Yes:__ X__      No: ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates of the Company, computed by reference to the closing price on March 15, 2001, was $8,047,025.

     Number of shares outstanding of each class of Common Stock, as of March 15, 2001: 13,144,040 shares.


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K, particularly under Items 1 through 8, constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, technological uncertainties regarding the Company's technologies, the
Company's capital needs and uncertainty of future funding, risks and uncertainties relating to the Company's ability to realize value from its assets, uncertainties regarding the Company's ability to license its technologies to third parties, uncertainties regarding the Company's future acquisition and in-licensing of technologies, the Company's history of operating losses, the Company's dependence on proprietary technology and the unpredictability of patent protection, intense competition in the pharmaceutical and biotechnology industries, rapid technological development that may result in the Company's technologies becoming obsolete, as well as other risks and uncertainties discussed in the Company's prospectus dated July 17, 1996.


                                     PART I
ITEM 1.  BUSINESS.

GENERAL

     Cadus Pharmaceutical Corporation ("Cadus" or the "Company") was incorporated under the laws of the State of Delaware in January 1992 and until July 30, 1999 devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. Since July 30, 1999, the Company has been seeking to (i) license its technologies and otherwise realize value from its assets and (ii) use a portion of its available cash to acquire technologies or products or to acquire or invest in companies.


     On July 30, 1999, the Company sold to OSI Pharmaceuticals, Inc. ("OSI"), pursuant to an asset purchase agreement, its drug discovery programs focused on G Protein-coupled receptors, its directed library of approximately 150,000 small molecule compounds specifically designed for drug discovery in the G Protein-coupled receptor arena, its collaboration with Solvay Pharmaceuticals B.V. ("Solvay Pharmaceuticals"), its lease to its research facility in Tarrytown, New York together with the furniture and fixtures and its lease to equipment in the facility, and its inventory of laboratory supplies. Pursuant to such sale transaction, OSI assumed the Company's lease to the Company's research facility in Tarrytown, New York, the Company's equipment lease with General Electric Capital Corporation ("GECC") and the Company's research collaboration and license agreement with Solvay Pharmaceuticals. As consideration for the sale, the Company received approximately

$1,500,000 in cash and OSI assumed certain liabilities of the Company relating to employees hired by OSI aggregating approximately $133,000. In addition, the Company would be entitled to royalties and up to $3.0 million in milestone payments on the first product derived from compounds sold to OSI or from the collaboration with Solvay Pharmaceuticals. The Company licensed to OSI on a non-exclusive basis certain technology solely to enable OSI to fulfill its obligations under the collaboration with Solvay Pharmaceuticals. The Company also licensed to OSI on a non-exclusive basis certain proprietary software and technology relating to chemical resins in order to enable OSI to fully benefit from the compounds it acquired from the Company. The Company retained ownership of all its other assets, including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, and genetic engineering tools, its joint ownership of the human orphan G Protein-coupled receptors identified pursuant to its collaboration with Genomic Therapeutics Corporation, its proprietary software, its genomics databases related to G Protein-coupled receptors, all assays and technologies reverting to it from its collaboration with Bristol-Myers Squibb Company, its equity position in Axiom Biotechnologies Inc., the Company's cash and cash equivalents, and the approximately $18.5 million plus interest thereon being held in escrow pending appeal of the verdict in favor of a plaintiff in a patent infringement action against the Company (which verdict was subsequently reversed and the monies held in escrow were released to the Company). The Company ceased its drug discovery operations and research efforts for collaborators as a result of this transaction and terminated all employees who were not hired by OSI or who did not voluntarily resign, except for the Chief Executive Officer who resigned in April 2000.

     Prior to July 30, 1999, the Company developed several proprietary technologies that exploit the similarities between yeast and human genes to elucidate gene function and cell signaling pathways. In February 2000, the Company licensed its yeast technologies and its bioinformatics software to OSI on a non-exclusive basis. The Company is seeking to license these technologies to other third parties on a non-exclusive basis. Three of these technologies are used to identify small molecules that act as agonists or antagonists to cell surface receptors: (i) a hybrid yeast cell technology that expresses a functioning human receptor and a portion of its signaling pathway in a yeast cell, (ii) the Autocrine Peptide Expression ("Apex") system that expresses in a hybrid yeast cell both a known human ligand and the receptor that is activated by that ligand and (iii) the Company's Self Selecting Combinatorial Library ("SSCL") technologies, which are used to identify a ligand that activates a targeted orphan receptor (a receptor whose function is not known).

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

     o In 1996, the yeast genome was fully sequenced. This knowledge has facilitated analysis of the correlation between yeast and human gene structure and aids in the definition of human gene functions.
                                       6

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


     INVESTMENT IN AXIOM BIOTECHNOLOGIES INC.

     The Company has an equity interest in Axiom Biotechnologies Inc. ("Axiom") which is developing a High Throughput Pharmacology System ("HT-PS(TM)"). The HT-PS(TM) measures the immediate physiological responses to chemical compounds of natural or genetically engineered human cells and performs both selectivity profiles and dose-response curves. By automating the slow, labor-intensive and costly process of assessing the pharmacological properties of potential therapeutic compounds identified through primary screening, the HT-PS(TM) enables scientists to accelerate the secondary screening process and thus the identification of lead compounds. Russell D. Glass, the Company's Chief Executive Officer, is a director of Axiom.

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

LICENSING ARRANGEMENTS

     In February 2000, the Company licensed to OSI, on a non-exclusive basis, its yeast technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to the Company a license fee of $100,000 and an access fee of $600,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license and a supplemental license fee of $250,000, which was paid in December 2000 after the lifting of the injunction obtained by a plaintiff in a patent infringement action against the Company. OSI may terminate the license at any time on 30 days prior written notice. The Company is seeking to license these technologies to other third parties on a non-exclusive basis.

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

     The Company relies upon patents and trade secrets to protect its proprietary technologies. As of March 15, 2001, the Company was the assignee of two issued U.S. patents covering aspects of its yeast technology and was the exclusive worldwide licensee of two issued U.S. patents for use in drug discovery. In addition, as of such date, the Company had filed or held licenses to 23 other U.S. patent applications, as well as related foreign patent applications.


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

     During 1999, the Company ceased providing to Massachusetts Institute of Technology ("M.I.T.") research funding for the LivingChip(TM), a technology that was being co-developed by the Company and M.I.T. to miniaturize and automate the Company's hybrid yeast cell technology. In March 2000, the Company's license to M.I.T.'s LivingChip(TM) technology was terminated.

     The Company has granted a license to use several of its patents and patent applications relating to its yeast-based technologies to OSI and, for certain purposes, to Solvay Pharmaceuticals and SmithKline Beecham.

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

     In July 1996, SIBIA Neurosciences, Inc. ("SIBIA") (which was acquired by Merck & Co. in 1999) commenced a patent infringement action against the Company alleging infringement by the Company of a patent concerning the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999 the United States District Court granted SIBIA's request for injunctive relief that precludes the Company from using the method claimed in SIBIA's patent. On February 26, 1999, the United States District Court denied the Company's motions to set aside the jury verdict, to grant a new trial and to reduce or set aside the $18.0 million judgment awarded by the jury. The Company appealed the judgment. In order to stay execution pending appeal of the $18.0 million judgment obtained by SIBIA, in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgments in the event the Company were to lose the appeal. On September 6, 2000 the United States Court of Appeals ruled in favor of the Company and overturned the prior judgment entered by the U.S. District Court. The Court of Appeals ruled that the claims of the SIBIA patent asserted against the Company were invalid and that the District Court erred in denying the Company's motion for judgment as a matter of law on the issue of invalidity. On October 30, 2000, the U.S. District Court set aside the $18.0 million judgment in favor of SIBIA and vacated the injunction against the Company. Separately, in October 2000, the Company obtained the release of the cash escrow of $19.9 million representing the original $18.5 million and interest that accumulated thereon.

COMPETITION

     The biotechnology and pharmaceutical industries are intensely competitive. The Company's technologies consist principally of genetically engineered yeast cells. The Company is aware of companies, such as American Home Products Corporation and Glaxo Smith Kline, Plc, that may use yeast as a drug discovery medium. In addition, many smaller companies are pursuing these areas of research. The Company is also aware of other companies that are inserting human orphan G Protein-coupled receptors into yeast and other cells and using these hybrid cells for drug discovery purposes. Certain other companies are seeking to determine the functions of human orphan G Protein-coupled receptors by identifying agonists to these receptors and by other research methods. All of the above companies are significant competitors of the Company. Many of the Company's competitors have greater financial and human resources, and more experience in research and development than the Company. There can be no assurance that competitors of the Company will not develop competing drug discovery technologies that are more effective than those developed by the Company thereby rendering the Company's drug discovery technologies obsolete or noncompetitive. Moreover, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's ability to use or license its drug discovery technologies, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

     As of March 15, 2001, the Company had no employees. Charles Woler, the former Chief Executive Officer of the Company, resigned in April 2000. Russell
D. Glass, the current Chief Executive Officer, is not an employee of the Company and is serving as the Company's Chief Executive Officer without compensation.

ITEM 2.  PROPERTIES.

     The Company leases storage space in Tarrytown, New York.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings that will have a material adverse effect on the Company's operations or financial condition. However, the Company is the respondent in an arbitration proceeding commenced by Philip N. Sussman, the former Senior Vice President, Finance and Corporate Development, and Chief Financial Officer of the Company, against the Company, on October 4, 1999, seeking severance pay of approximately $525,000. The Company believes that Mr. Sussman is not entitled to such severance pay and intends to vigorously defend the action.

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock, $.01 par value per share (the "Common Stock"), was traded on the Nasdaq National Market under the symbol KDUS until September 27, 1999 when it was delisted. Since September 27, 1999, the Company's Common Stock has traded on the over-the-counter bulletin board under the symbol KDUS. The table below sets forth the high and low sales price per share of the Common Stock for the periods indicated, as reported by the Nasdaq National Market or the over-the-counter bulletin board, as the case may be.

FISCAL YEAR 2000                                   HIGH             LOW
First quarter ended March 31, 2000                $5.56           $0.30
Second quarter ended June 30, 2000                $2.00           $0.69
Third quarter ended September 30, 2000            $1.72           $0.53
Fourth quarter ended December 31, 2000            $1.22           $0.38

FISCAL YEAR 1999                                   HIGH             LOW
First quarter ended March 31, 1999                $ 2.31          $ 1.00
Second quarter ended June 30, 1999                $ 1.13          $ 0.75
Third quarter ended September 30, 1999            $ 0.91          $ 0.22
Fourth quarter ended December 31, 1999            $ 0.44          $ 0.09

     As of March 15, 2001, there were approximately 55 holders of record of the Company's Common Stock.

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


                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                     2000            1999            1998             1997         1996
                                                     ----            ----            ----             ----         ----
STATEMENT OF OPERATIONS DATA:
                                                             (dollars in thousands, except share and per share data)
Revenues                                             $979          $6,028         $12,576           $9,013        $6,500
Operating costs and expenses:
    Research and development ...............           --           9,116          15,389           11,561         8,283
    General and administrative .............        1,652           3,643           8,977            4,092         2,315
                                                    -----           -----           -----            -----         -----
    Total operating costs and
     expenses ..............................        1,652          12,759          24,366           15,653        10,598
                                                    -----          ------          ------           ------        ------
      Operating loss .......................         (673)         (6,731)        (11,790)          (6,640)       (4,098)
Net income (loss) ..........................      $18,051(1)      ($8,524)       ($29,690)(1)      ($5,411)      ($2,441)
                                                  =======         =======         =======           ======        ======
Basic and diluted net income (loss)
   per share ...............................        $1.37          ($0.65)         ($2.32)          ($0.44)       ($0.39)
                                                    =====          ======          ======           ======         =====
Shares used in calculation of basic
  and diluted net income (loss) per share...   13,133,615      13,068,940      12,811,525       12,225,463     6,280,917


                                                                                 DECEMBER 31,
                                                                                 ------------
                                                     2000            1999            1998             1997         1996
                                                     ----            ----            ----             ----         ----
BALANCE SHEET DATA:
                                                                               (in thousands)
  Cash and cash equivalents ................      $24,383(1)       $5,082(2)      $10,976          $36,762       $43,153
      Total assets .........................       25,709          26,699          36,587           42,241        47,287
    Short-term debt ........................           --              --              --              150            13
    Long-term debt .........................           --              --              --               --           166
  Accumulated deficit ......................      (34,005)        (52,056)        (43,532)         (13,842)       (8,431)

Stockholders' equity .......................       25,672           7,465          15,989           40,500        45,181




The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its common stock in the foreseeable future.


(1) The net income of $18.1 million for the year ended December 31, 2000, includes the reversal of the reserve for litigation damages of $18.8 million (net of legal costs) as a result of the reversal by the Court of Appeals on September 6, 2000 of the judgment that had been obtained by SIBIA in December 1998. The net loss of $29.7 million for the year ended December 31, 1998, includes an $18.5 million reserve for litigation damages with respect to the patent infringement litigation with SIBIA.

(2) In order to stay execution pending appeal of the $18.0 million judgment obtained by SIBIA, in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgment in the event the Company were to lose the appeal. Such $18.5 million was classified, as of December 31, 1998, as "restricted cash noncurrent" and the Company's "cash and cash equivalents" was reduced by $18.5 million. Interest earned on the restricted cash has been added to restricted cash. Upon the reversal of such judgment by the Court of Appeals on September 6, 2000 the cash ceased to be classified as "restricted" and was included in "cash and cash equivalents".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company was incorporated in 1992 and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, the Company sold its drug discovery assets to OSI Pharmaceuticals, Inc. ("OSI") and ceased its internal drug discovery operations and research efforts for collaborative partners. The Company terminated all employees who were not hired by OSI or who did not voluntarily resign except for the Chief Executive Officer, who resigned in April 2000.

     The Company has incurred operating losses in each year since its inception, including an operating loss of approximately $673,000 during the year ended December 31, 2000. At December 31, 2000, the Company had an accumulated deficit of approximately $34.0 million, which reflects the reversal of an $18.5 million charge plus interest thereon for litigation damages with respect to the patent infringement litigation with SIBIA upon reversal by the Court of Appeals of the judgment in SIBIA's favor in 2000. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses.

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 2000 AND 1999

     REVENUES

     Revenues for 2000 decreased to $978,500 from $6.0 million in 1999. This decrease was primarily attributable to the Company having ceased research efforts for collaborators and, therefore, not receiving any research funding in 2000. The Company's revenues in 2000 were derived solely from its licensing of its yeast technology to OSI.

     OPERATING EXPENSES


     The Company's research and development expenses for 2000 decreased to $0 from $9.1 million for 1999. This decrease was attributable to the Company having ceased its drug discovery operations and research efforts for collaborators and having no research personnel after its asset sale in July 1999.

     General and administrative expenses decreased to $1.7 million for 2000 from $3.6 million for 1999. This decrease was attributable primarily to the elimination of facility related expenses and the reduction in administrative personnel. In 2000, the Chief Executive Officer's compensation was approximately $608,000 which includes $497,500 in severance pay.

     NET INTEREST INCOME

     Net interest income for 2000 increased to $639,000 from $552,000 in 1999. The increase is attributable primarily to the increase in the Company's unrestricted cash equivalent balances as compared to 1999 upon release of the funds that were held in escrow in connection with the SIBIA litigation.

     EQUITY IN OTHER VENTURES

     Equity in other ventures reflects losses associated with the Company's two equity investments. For 2000 the Company recognized a net loss of $834,413 in its investment in Axiom Biotechnologies, Inc. and a net loss of $2,649 in its investment in Laurel Partners Limited Partnership. The investment in Axiom Biotechnologies, Inc. has been written down to zero as of December 31, 2000.

     GAIN ON REVERSAL OF LITIGATION JUDGMENT

     On September 6, 2000 the United States Court of Appeals ruled in favor of the Company and overturned the 1998 judgment entered by the U.S. District Court in the patent infringement suit filed by SIBIA. The gain recognized represents the original $18.5 million reserve plus interest accrued on the escrow balance of $1,341,489 less legal fees of $1,000,000 that were contingent on the success of the appeal.

NET INCOME (LOSS)

     The net income for 2000 increased to $18.1 million from a loss of $8.5 million for 1999. This increase can be attributed to the reversal of the SIBIA litigation reserve for litigation damages (net of legal expense) and a decrease in operating expenses partially offset by a decrease in revenue.

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

     NET INTEREST INCOME

     Net interest income for 1999 decreased to $552,000 from $1.8 million in 1998. This decrease is attributable primarily to decrease in the Company's unrestricted cash balances as compared to 1998.

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

     NET LOSS

     The net loss for 1999 decreased to $8.5 million from $29.7 million in 1998. This decrease can be attributed primarily to the establishment in 1998 of the $18.5 million reserve for litigation damages with respect to the patent infringement litigation with SIBIA as well as a decrease in the operating expenses of the Company as described above which was partially offset by a decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000 the Company held cash and cash equivalents of $24.4 million. The Company's working capital at December 31, 2000 was $24.4 million.

     On July 30, 1999, the Company sold its drug discovery assets to OSI and ceased its internal drug discovery operations and research efforts for collaborative partners. Pursuant to such sale transaction, OSI assumed, among other things, the Company's lease to the Company's research facility in Tarrytown, New York and the Company's equipment lease with General Electric Capital Corporation. The Company terminated all employees who were not hired by OSI or who did not voluntarily resign, except for the Chief Executive Officer who resigned in April 2000. As a result of the foregoing, the Company ceased to have research funding revenues and substantially reduced its operating expenses.

     In February 2000, the Company licensed to OSI, on a non-exclusive basis, its yeast technologies. OSI paid to the Company a license fee of $100,000 and an access fee of $600,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license and a supplemental license fee of $250,000 which was paid in December 2000 after the lifting of the injunction obtained by SIBIA. OSI may terminate the license at any time on 30 days prior written notice.

     The Company believes that its existing resources, together with interest income, will be sufficient to support its current and projected funding requirements through the end of 2002. This forecast of the period of time through which the Company's financial resources will be adequate to support its operation is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to license its technologies and otherwise realize value from its assets, the transactions, if any arising from the Company's efforts to acquire technologies or products or to acquire or invest in companies and the expenses of pursuing such transactions.

     At December 31, 2000 the Company had tax net operating loss carryforwards of approximately $27.7 million and research and development credit carryforwards of approximately $2.7 million which expire in years 2009 through 2019. The Company's ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986.


NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SAFS 138, which will be adopted by the Company in the first quarter of fiscal 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Implementation of this statement will not have a material impact on the Company's financial position or results of operations.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     Information with respect to the executive officers and directors of the Company as of March 15, 2001 is set forth below:

NAME                          AGE     POSITION
----                         ----    ---------
Russell D. Glass              38     Chief Executive Officer, President and
                                      Director

James R. Broach, Ph.D.        52      Director

Carl C. Icahn                 65      Director

Peter S. Liebert, M.D.(1)     65      Director

Professor Siegfried G.
 Schaefer                     52      Director

Jack G. Wasserman (1)         63      Director
-------------

(1)  Member of the Compensation Committee.


     RUSSELL D. GLASS became a director of the Company in June 1998 and President and Chief Executive Officer in April 2000. Since April 1998 Mr. Glass has been President and Chief Investment Officer of Icahn Associates Corp., a diversified investment firm. Since August 1998 he has also served as Vice-Chairman and Director of Lowestfare.com, Inc., an internet travel reservations company. Previously, Mr. Glass had been a partner in Relational Investors LLC, from 1996 to 1998, and in Premier Partners Inc., from 1988 to 1996, firms engaged in investment research and management. From 1984 to 1986 he served as an investment banker with Kidder, Peabody & Co. Previously, Mr. Glass served as a Director of Automated Travel Systems, Inc., a software development firm. He currently serves as a Director of Axiom Biotechnologies Inc., a developer of pharmacology profiling systems; National Energy Group, Inc., an oil & gas exploration and production company; Next Generation Technology Holdings, Inc.; and the A.G. Spanos Corporation, a national real estate developer and owner of the NFL San Diego Chargers Football Club. Mr. Glass earned a B.A. in economics from Princeton University and an M.B.A. from the Stanford University Graduate School of Business.

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

     CARL C. ICAHN became a director of the Company in July 1993. He was a Co-Chairman of the Board of Directors from May 1995 to May 1996. Mr. Icahn has served as Chairman of the Board and a Director of Starfire Holding Corporation (formerly Icahn Holding Corporation), a privately-held holding company, and Chairman of the Board and a Director of various subsidiaries of Starfire, including ACF Industries, Incorporated, a privately-held railcar leasing and manufacturing company, since 1984. He has also been Chairman of the Board and President of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, since 1968. Since November 1990, Mr. Icahn has been Chairman of the Board of American Property

Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. Since August 1998, he has also served as Chairman of the Board of Lowestfare.com, LLC, an internet travel reservations company. From October 1998, Mr. Icahn has been the President and a Director of Stratosphere Corporation which operates the Stratosphere Hotel and Casino. Since September 29, 2000, Mr. Icahn has served as the Chairman of the Board of GB Holdings, Inc., GB Property Funding, Inc. and Greate Bay Hotel & Casino, Inc. which owns and operates the Sands Hotel in Atlantic City, NJ. Mr. Icahn received his B.A. from Princeton University.

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

     The Board of Directors has a Compensation Committee, consisting of Messrs. Liebert and Wasserman, which makes recommendations regarding salaries and incentive compensation for employees of and consultants to the Company and which administers the 1993 Stock Option Plan and the 1996 Incentive Plan.

     The non-employee directors receive $1,000 for each meeting of the Board of Directors attended and $500 for each meeting of a committee of the Board of Directors attended.

OTHER MATTERS RELATING TO DIRECTORS

     On January 5, 2001, Reliance Group Holdings, Inc. ("Reliance") commenced an action in the United States District Court for the Southern District of New York against Carl C. Icahn, Icahn Associates Corp. and High River Limited Partnership ("High River") (a limited partnership controlled by Mr. Icahn) alleging that High River's tender offer for Reliance 9% senior notes violated Section 14(e) of the Securities Exchange Act of 1934. Reliance sought a temporary restraining order and preliminary and permanent injunctive relief to prevent defendants from purchasing the notes. The Court initially imposed a temporary restraining order. Defendants then supplemented the tender offer disclosures. The Court conducted a hearing on the disclosures and other matters raised by Reliance. The Court then denied Reliance's motion for a preliminary injunction and ordered dissolution of the temporary restraining order following dissemination of the supplement. Reliance took an immediate appeal to the United States Court of Appeals for the Second Circuit and sought a stay to restrain defendants from purchasing notes during the pendency of the appeal. On January 30, 2001, the Court of Appeals denied plaintiffs' stay application. On January 30, Reliance also sought a further temporary restraining order from the District Court. The Court considered the matter and reimposed its original restraint until noon the next day, at which time the restraint against Mr. Icahn and his affiliates was dissolved. On March 22, 2001, the Court of Appeals ruled in favor of Mr. Icahn by affirming the judgment of the District Court.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Reporting persons are required by SEC regulation to furnish the Company with copies of all such filed reports. To the Company's knowledge, based solely on a review of copies of such filed reports furnished to the Company, all of the Company's directors, officers and greater than ten percent beneficial owners made all required filings during fiscal year 2000 in a timely manner.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered to the Company in all capacities for the fiscal years ended December 31, 2000, 1999 and 1998, by its Chief Executive Officer and each of the Company's other executive officers whose total salary and bonus exceeded $100,000 during 2000 (collectively, the "Named Executive Officers"):

                           Summary Compensation Table
                           --------------------------

                                                                              Long-Term
                                                                            Compensation
                                                                               Awards
                                                                             ----------
                                                    Annual Compensation      Securities
                                                  ----------------------     Underlying      All Other
Name and Principal Postion           Year         Salary($)      Bonus($)    Options(#)    Compensation
--------------------------           ----         ---------     --------     -----------   -------------
Russell D. Glass (1)...............  2000             --           --             --             --
Charles Woler (2)..................  2000        110,000           --             --        497,500(2)
  President and Chief Executive      1999        307,500           --        129,855             --
  Officer                            1998        125,000(3)        --        295,145         53,225(4)

___________________

(1) Mr. Russell D. Glass became the Company's President and Chief Executive Officer in April 2000. He serves in such capacity without compensation.

(2) Dr. Woler resigned as President and Chief Executive Officer of the Company in April 2000 and received a severance payment of $497,500 pursuant to his employment agreement.

(3) Dr. Woler joined the Company in October 1998 and received a salary at the rate of $300,000 per annum for 1998.

(4) All other compensation consists of relocation expenses paid by the Company on behalf of Dr. Woler.


OPTION GRANTS

     The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2000 by the Company to the Named Executive Officers:

        OPTION GRANTS IN LAST FISCAL YEAR

                                             Individual Grants
                        ----------------------------------------------------------------
                                                                                          Potential Realizable Value
                                        Percent of                                         At Assumed Annual Rates
                                          Total                                               of Stock Price
                        Securities       Options                                           Appreciation for Option
                        Underlying      Granted to          Exercise                              Terms ($)
                         Options       Employees in          Price        Expiration    ---------------------------
Name                    Granted(#)     Fiscal Year         ($/share)         Date             5%         10%
----                   -----------    -------------        ---------      ----------         ---         ---
Russell D. Glass.......   --              --                 --              --               --          --
Charles Woler..........   --              --                 --              --               --          --

OPTION EXERCISES AND HOLDINGS

     The following table sets forth certain information concerning each exercise of stock options, during the fiscal year ended December 31, 2000 by the Named Executive Officers and unexercised stock options held by the Named Executive Officers as of the end of such fiscal year.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                 Number of
                                                             Securities Underlying                   Value of Unexercised
                                                             Unexercised Options at                 In-The-Money Options at
                       Shares          Aggregate               December 31, 2000(#)                   December 31, 2000($)
                     Acquired on         Value             -------------------------------       ------------------------------
Name                 Exercise(#)      Realized($)          Exercisable       Unexercisable       Exercisable      Unexercisable
-----               ------------      ------------         -----------       -------------       -----------      -------------
Russell D. Glass....    --                 --                  --                 --                 --                --
Charles Woler....... 30,000              $82,500               --                 --                 --                --

INCENTIVE PLANS

1993 STOCK OPTION PLAN


     The 1993 Stock Option Plan provides for the grant of options to purchase shares of Common Stock to officers, employees and consultants of the Company. The maximum number of shares of Common Stock that may be issued pursuant to the 1993 Stock Option Plan is 666,667 (plus any shares that are the subject of canceled or forfeited awards). Effective as of May 10, 1996, the 1993 Stock Option Plan was replaced by the 1996 Incentive Plan with respect to all future awards to the Company's employees and consultants. See "Incentive Plans - 1996 Incentive Plan."

     The 1993 Stock Option Plan is administered by the Compensation Committee which is presently comprised of Peter Liebert and Jack G. Wasserman.

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

     During 2000, there were no stock options granted under the 1993 Stock Option Plan.

     As of March 15, 2001, an aggregate of 276,739 shares of Common Stock were subject to outstanding stock options granted under the 1993 Stock Option Plan. As of March 15, 2001, options to purchase 276,739 shares were exercisable at prices ranging from $1.37 to $3.51 per share.

     The Company has registered the shares issuable upon exercise of stock options granted under the 1993 Stock Option Plan pursuant to a registration statement on Form S-8.

STOCK OPTION AGREEMENTS

     The Company has granted non-qualified stock options to directors, officers, employees and consultants of the Company by means of stock option agreements. During 2000, there were no stock options granted pursuant to stock option agreements. As of March 15, 2001, an aggregate of 434,070 shares of Common Stock were subject to outstanding stock options granted under stock option agreements, and options to purchase 434,070 shares under such option agreements were exercisable at prices ranging from $1.50 to $6.75 per share.

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

     As of March 15, 2001, an aggregate of 9,167 shares of Common Stock were subject to outstanding stock options granted under the 1996 Incentive Plan. As of March 15, 2001, stock options to purchase 9,167 shares were exercisable at prices ranging from $6.38 to $6.63 per share.

     The Company has registered the shares issuable upon exercise of stock options granted or which may be granted under the 1996 Incentive Plan pursuant to a registration statement on Form S-8.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's  Compensation Committee is composed of Peter Liebert and Jack
G. Wasserman. Neither Mr. Liebert nor Mr. Wasserman is or was an officer or employee of the Company.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      INTRODUCTION

     The Compensation Committee of the Board is responsible for determining and administering the Company's compensation policies for the remuneration of the Company's officers. The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective. In 2000, the Company had no officers other than its current Chief Executive Officer who is serving in such capacity without compensation and its former Chief Executive Officer who resigned in April 2000 and who was paid in accordance with his existing employment agreement with the Company. Accordingly, the following report of the Compensation Committee is not directly applicable to calendar year 2000 but is presented for historical perspective.

      PHILOSOPHY

     The Company's executive compensation program historically has sought to encourage the achievement of business objectives and superior corporate performance by the Company's executives. The program enables the Company to reward and retain highly qualified executives and to foster a performance-oriented environment wherein management's long-term focus is on maximizing stockholder value through equity-based incentives. The program calls for consideration of the nature of each executive's work and responsibilities, unusual accomplishments or achievements on the Company's behalf, years of service, the executive's total compensation and the Company's financial condition generally.

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

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     The philosophy, factors and criteria of the Compensation Committee generally applicable to the Company's officers have historically been applicable to the Chief Executive Officer. However, the current Chief Executive Officer, Russell D. Glass, is serving in such capacity without compensation.

     Peter Liebert
     Jack G. Wasserman

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

                      COMPARISON OF CUMULATIVE TOTAL RETURN
   among Cadus Pharmaceutical Corporation, the Nasdaq Composite Index and the
                           Nasdaq Biotechnology Index

[GRAPH OMITTED]

* $100 invested July 17, 1996 in the Company's Common Stock or in the index indicated, including reinvestment of dividends.


Corresponding index values and the Company's Common Stock price values are given below:




                                       7/17/96        12/31/96        12/31/97     12/31/98         12/31/99      12/31/00
                                      -------         --------        -------      --------         --------      --------
Cadus                                  100.000         125.00          91.071         27.686          4.429         10.287
Nasdaq Composite Index                 100.000         118.808        144.513        201.784        374.482        227.352

Nasdaq Biotechnology Index             100.000         112.562        112.484        162.291        327.240        402.476

Cadus Closing Stock Price               $7.000           8.750          6.375          1.938          0.31           0.72



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 2001 with respect to (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. All information is based upon ownership filings made by such persons with the Securities and Exchange Commission (the "Commission") or upon information provided by such persons to the Company.




                                                                   Number of Shares
                                                                   Amount and Nature          Percentage of Outstanding
Name and Address of Beneficial Owner(1)                         of Beneficial Ownership              Owned (2)
---------------------------------------                         -----------------------       --------------------------
Carl C. Icahn .......................................               3,373,216(3)                      25.66%
    767 Fifth Avenue
    New York, New York  10153

Bristol-Myers Squibb................................                 1,927,673                        14.67%
    P.O. Box 4000
    Route 206 and Province Line Road
    Princeton, New Jersey  08543-4000

Physica B.V. (4)....................................                 1,599,942                        12.17%
    C.J. van Houtenlaan 36
    1381 CP Weesp
    The Netherlands

SmithKline Beecham Corporation......................                   660,962(5)                      5.03%
    One Franklin Plaza
    Philadelphia, PA  19102



Charles Woler.......................................                     --                              *

James R. Broach.....................................                   110,667(6)                        *

Russell D. Glass....................................                      *                              *

Peter S. Liebert, M.D...............................                    20,334(7)                        *

Siegfried G. Schaefer, Ph.D.........................                   1,599,942(8)                     12.17%


Jack G. Wasserman...................................                      14,500(9)                      *

All executive officers and directors as a
    group (7 persons) ..............................                   5,118,659(10)                    38.83%


------------------------------

       * Less than one percent

(1) Except as otherwise indicated above, the address of each stockholder identified above is c/o the Company, 767 Fifth Avenue, New York, NY 10153. Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2) Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 15, 2001, that may be exercised within 60 days after such date for purposes of computing the percentage of Common Stock owned by such person, but not for purposes of computing the percentage of Common Stock owned by any other person.

(3) Includes 2,258,790 shares of Common Stock held by High River Limited Partnership. Mr. Icahn is the sole shareholder of the sole general partner of High River Limited Partnership. Also includes 12,000 shares of Common Stock that Mr. Icahn currently has the right to acquire upon the exercise of stock options.

(4)  Physica B.V. is an affiliate of Solvay Pharmaceuticals.

(5) Includes 330,481 shares of Common Stock held by SmithKline Beecham p.l.c., an affiliate of SmithKline Beecham Corporation.

(6) Consists of 110,667 shares of Common Stock which Dr. Broach currently has the right to acquire upon the exercise of stock options.

(7) Includes 12,000 shares of Common Stock which Dr. Liebert currently has the right to acquire upon the exercise of stock options.

(8) Consists of 1,599,942 shares of Common Stock held by Physica B.V., an affiliate of Solvay Pharmaceuticals. Professor Schaefer is the head of worldwide research at Solvay Pharmaceuticals. Professor Schaefer may be deemed the beneficial owner of the 1,599,942 shares of Common Stock held by Physica B.V., but disclaims such beneficial ownership.

(9) Consists of 14,500 shares of Common Stock which Mr. Wasserman currently has the right to acquire upon the exercise of stock options.

(10) Includes (a) 149,167 shares of Common Stock issuable upon exercise of options and (b) 1,599,942 shares of Common Stock held by Physica B.V. See footnotes (3), (6), (7), (8) and (9).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 1998, the Company loaned $15,000 to Dr. Charles Woler, the Chief Executive Officer of the Company. The loan bore interest at 5.5% per annum. Principal and interest were repayable in monthly installments of $453 over 3 years. In April 2000, Dr. Woler repaid the remaining balance of the loan.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     Financial Statements                    Page
        --------------------                    -----
Index to Financial Statements                   F-1

Independent Auditors' Report                    F-2

Financial Statements:
  Balance Sheets                                F-3
  Statements of Operations                      F-4
  Statements of Stockholders' Equity            F-5
  Statements of Cash Flows                      F-6
  Notes to Financial Statements                 F-7

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

(c)  Exhibits

Exhibit No.     Description of Document
----------      -----------------------

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

10.13 Consulting Agreement between the Company and James R. Broach, dated February 1, 1994. (2)

10.14 Amended and Restated License Agreement between the Company and Duke University, dated May 10, 1994. (2)

10.15 License Agreement between the Company and National Jewish Center for Immunology and Respiratory Medicine dated November 1, 1994.
                (2)

10.16 Stock Option Agreement, dated as of November 1, 1994, between the Company and John C. Cambier. (2)

10.17 Stock Option Agreement, dated as of November 1, 1994, between the Company and Gary L. Johnson.(2)

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

----------------

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

(3)  Filed with the Company's Current Report on Form 8-K, dated March 7, 1997.

(4) Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(5) Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(6) Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

                        CADUS PHARMACEUTICAL CORPORATION




                                      INDEX

                                                                  Page No.


Independent Auditors' Report                                        F-2

Financial Statements:

      Balance Sheets - December 31, 2000 and 1999                   F-3

      Statements of Operations - For the years ended
        December 31, 2000, 1999 and 1998                            F-4
      Statements of Stockholders' Equity - For the years
        ended December 31, 2000, 1999 and 1998                      F-5

      Statements of Cash Flows - For the years ended
        December 31, 2000, 1999 and 1998                            F-6

      Notes to Financial Statements                                 F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Cadus Pharmaceutical Corporation:


We  have  audited  the  accompanying  balance  sheets  of  Cadus  Pharmaceutical
Corporation (the "Company") as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Cadus Pharmaceutical Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



March 22, 2001

                        CADUS PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS


                                     ASSETS



                                                                     DECEMBER 31,         DECEMBER 31,
                                                                         2000                 1999
                                                                    ------------         -------------
Current assets:
  Cash and cash equivalents                                        $ 24,383,352          $  5,082,212
  Restricted cash                                                          --                  13,566
  Due from officer and director                                            --                 294,636
  Prepaid and other current assets                                       81,250                69,783
                                                                   ------------          ------------

    Total current assets                                             24,464,602             5,460,197

Restricted cash-noncurrent                                                 --              19,065,431
Investment in other ventures                                            162,528               999,590
Other assets, net                                                     1,081,527             1,173,558
                                                                   ------------          ------------
    Total assets                                                   $ 25,708,657          $ 26,698,776
                                                                   ============          ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $       --            $     17,644
   Accrued expenses and other current
     liabilities                                                         36,244               121,843
   Deferred revenue                                                        --                  28,500
                                                                   ------------          ------------
   Total current liabilities                                             36,244               167,987
Reserve for litigation damages                                             --              19,065,431
                                                                   ------------          ------------
    Total liabilities                                                    36,244            19,233,418

Stockholders' equity:
  Common stock, $.01 par value. Authorized
  35,000,000 shares at December 31, 2000
  and 1999; issued 13,285,707 shares at
  December 31, 2000 and 13,210,607 shares
  at December 31, 1999; outstanding
  13,144,040 shares at December 31, 2000
  and 13,068,940 shares at December 31, 1999                            132,857               132,106
  Additional paid-in capital                                         59,844,355            59,689,446
  Accumulated deficit                                               (34,004,724)          (52,056,119)
  Treasury stock, 141,667 shares of common
    stock at December 31, 2000 and 1999                                (300,075)             (300,075)
                                                                   ------------          ------------
    Total stockholders' equity                                       25,672,413             7,465,358
                                                                   ------------          ------------

    Total liabilities and stockholders'
      equity                                                       $ 25,708,657          $ 26,698,776
                                                                   ============          ============


                See accompanying notes to financial statements.

                        CADUS PHARMACEUTICAL CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                         2000                1999                 1998
                                                     -----------         ------------         ------------
Revenues, principally from
  related parties                                   $       --           $  6,027,544         $ 12,576,469

License and maintenance fee                              978,500                  --                   --
                                                     -----------         ------------         ------------
     Total revenues                                      978,500            6,027,544           12,576,469
                                                     -----------         ------------         ------------
Costs and expenses
  Research and development costs                              --            9,115,504           15,388,991
  General and administrative                           1,652,067            3,643,365            8,977,408
  Loss in equity in other ventures                       837,062            1,334,491            1,144,148
  (Gain) loss on sale of equipment
    and impairment loss                                 (100,000)             220,216              (16,368)
                                                     -----------         ------------         ------------
     Total costs and expenses                          2,389,129           14,313,576           25,494,179
                                                     -----------         ------------         ------------
Operating loss                                        (1,410,629)          (8,286,032)         (12,917,710)
                                                     -----------         ------------         ------------
Other income and (expenses):
  Interest income                                        638,954              551,539            1,844,177
  Interest expense                                            --                  --               (10,500)
  Gain on reversal of litigation
    judgment, net of legal fees (note 4)              18,841,489                  --                    --
  Reserve for litigation damages                              --                  --           (18,500,000)
  Loss on sale of assets to OSI                               --             (805,555)                  --
                                                     -----------         ------------         ------------
     Total other income and
      (expenses)                                      19,480,443             (254,016)         (16,666,323)

Income (loss) before income taxes                     18,069,814           (8,540,048)         (29,584,033)

State and local tax provision (benefit)                   18,419              (16,359)             106,170
                                                     -----------         ------------         ------------
     Net income (loss)                               $18,051,395          ($8,523,689)        ($29,690,203)
                                                     ===========         ============         ============
Basic and diluted net income (loss)
  per share                                          $      1.37               ($0.65)              ($2.32)
                                                     ===========         ============         ============
Weighted average shares of common
  stock outstanding - basic and
  diluted                                             13,133,615           13,068,940           12,811,525
                                                     ===========         ============           ==========

                 See accompanying notes to financial statements.

        CADUS PHARMACEUTICAL CORPORATION
        STATEMENTS OF STOCKHOLDERS' EQUITY


                                        Additional
                                 Common           Stock        Paid-in    Accumulated           Treasury Stock
                                 Shares           Amount       Capital      Deficit          Shares         Amount       Total
                                 ----------      --------   -----------  -------------      ---------     ----------   ---------
Balance at January 1, 1998       12,500,156      $125,001   $54,517,519   ($13,842,227)      (141,667)     ($300,075) $ 40,500,218

Issuance of common stock
  for cash in connection
  with exercise of options           49,489           495       178,537             --             --             --       179,032

Issuance of restricted
  common stock in connec-
  tion with Stock Purchase
  Agreement with SmithKline
  Beecham                           660,962         6,610     4,993,390             --             --             --     5,000,000

Net loss for year ended
  December 31, 1998                      --            --            --    (29,690,203)            --             --    29,690,203)
                                -----------      --------   -----------   ------------    -----------      ---------  ------------

Balance at December 31, 1998     13,210,607       132,106    59,689,446    (43,532,430)      (141,667)      (300,075)   15,989,047

Net loss for year ended
  December 31, 1999                     --            --            --      (8,523,689)            --             --    (8,523,689)
                                -----------      --------   -----------   ------------    -----------      ---------  ------------

Balance at December 31, 1999     13,210,607       132,106    59,689,446    (52,056,119)      (141,667)      (300,075)    7,465,358

Issuance of common stock
  in connection with
  exercise of options                75,100           751       154,909            --             --             --        155,660
Net income for the year ended
  December 31, 2000                     --            --            --      18,051,395            --             --     18,051,395
                                -----------      --------   -----------   ------------    -----------      ---------  ------------
                                 13,285,707      $132,857   $59,844,355   ($34,004,724)      (141,667)     ($300,075)  $25,672,413
                                ===========      ========   ===========   ============    ===========      =========  ============


                 See accompanying notes to financial statements.

                        CADUS PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS



                                                       For the Years Ended December 31,
                                                     2000          1999            1998
                                                     ----          ----            ----
Cash flows from operating activities:
Net income (loss)                               $ 18,051,395   ($ 8,523,689)  ($29,690,203)
Adjustments to reconcile net income (loss)
  to net cash used in
  operating activities:
    Depreciation and amortization                     80,905        719,510        992,224
    Loss in equity in other ventures                 837,062      1,334,491      1,144,148
    (Gain) loss on sale of equipment
      and impairment loss                           (100,000)       220,216        (16,368)
    Loss on sale of assets to OSI                        --         805,555            --
    Changes in assets and liabilities:
    (Increase) decrease in prepaid and
      other current assets                           (11,467)       215,084        120,730
    Decrease (increase) in other assets               11,126        117,520        (53,171)
    (Decrease) Increase in deferred revenue           28,500         28,500            --
    (Decrease) increase in litigation damages    (19,065,431)       565,431     18,500,000
    (Decrease) in accounts payable                   (17,644)      (199,770)      (675,222)
    (Decrease) increase in accrued expenses
      and other current liabilities                  (85,599)    (1,608,178)     1,125,875
                                                ------------    -----------   ------------
Net cash used in
operating activities                                (328,158)    (6,325,330)    (8,551,987)
                                                ------------    -----------   ------------

Cash flows from investing activities:
  Acquisition of fixed assets                            --        (470,378)    (3,450,130)
  Proceeds from sale of patents and
    fixed assets                                     100,000      1,644,073            --
  Sale and leaseback of fixed assets                     --             --       2,463,888
  Decrease (increase) in restricted cash          19,078,997       (292,997)   (18,786,000)
  Investments in other ventures                          --             --      (2,150,000)
  Capitalized patent costs                               --        (167,500)      (477,339)
                                                ------------    -----------   ------------
Net cash provided by (used in) investing
   activities                                     19,178,997        713,198    (22,399,581)
                                                ------------    -----------   ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock
    upon exercise of stock options                   155,660            --         179,032
  Proceeds from issuance of common stock                 --             --       5,000,000
  Decrease (increase) in due from officer
    and director                                     294,636       (281,184)       (13,452)
                                                ------------    -----------   ------------
Net cash provided by financing activities            450,296       (281,184)    (5,165,580)
                                                ------------    -----------   ------------
Net increase (decrease) in cash and cash          19,301,140     (5,893,316)   (25,785,988)
  equivalents

Cash and cash equivalents -
  beginning of period                              5,082,212     10,975,528     36,761,516
                                                ------------    -----------   ------------
Cash and cash equivalents -
  end of period                                 $ 24,383,352    $ 5,082,212   $ 10,975,528
                                                ============    ===========   ============

                 See accompanying notes to financial statements.

                        CADUS PHARMACEUTICAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 AND 1998
                      ====================================
(1)  Organization and Basis of Preparation

     Cadus Pharmaceutical Corporation (the "Company") was incorporated on January 23, 1992, under the laws of the State of Delaware and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. As further discussed in Note 3, on July 30, 1999, the Company sold its drug discovery assets to OSI Pharmaceutical, Inc. ("OSI") and ceased its internal drug discovery operations and research efforts for collaborative partners. Pursuant to such sale transaction, OSI assumed the Company's lease to its research facility in Tarrytown, New York, the Company's equipment lease with General Electric Capital Corporation ("GECC"), and the Company's research collaboration and license agreement with Solvay Pharmaceutical B.V. ("Solvay Pharmaceuticals"). The Company terminated all employees who were not hired by OSI or who did not voluntarily resign, except for the chief executive officer who resigned in April 2000. The Company is seeking to license its technologies and to otherwise realize value from its assets. The Company is also seeking to use a portion of its available cash to acquire technologies or products or to acquire or invest in companies.

     The Company has incurred operating losses in each year since its inception. At December 31, 2000, the Company had an accumulated deficit of approximately $34.0 million, after reversing the $18.5 million charge for litigation damages with respect to the patent infringement litigation with SIBIA after the Court of Appeals ruled in the Company's favor in 2000. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses.

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

(2)  Significant Accounting Policies

     (a)  Cash Equivalents

          The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Included in restricted and unrestricted cash at December 31, 2000 and 1999 were cash equivalents of $24,383,352 and $5,095,778, respectively.

                        CADUS PHARMACEUTICAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 AND 1998
                      ====================================

     (b)  Other Assets, Net

          Other assets include capitalized patent costs that are amortized on a straight-line basis over fifteen years. At December 31, 2000 and 1999 accumulated amortization is $308,366 and $227,461 respectively. Amortization expense amounted to $81,000, $94,000 and $78,000 for the years ended December 31 2000, 1999 and 1998, respectively.

     (c)  Income Taxes

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

     (d)  Research and Development

          Research and development costs are expensed as incurred and include direct costs of research scientists and supplies and an allocation of shared facilities, services and overhead.

     (e)  Revenue Recognition

          The Company had entered into research agreements that provided for the payment of nonrefundable fees during the term of the research programs. In addition, the agreement provided for payment of fees when certain milestone events had occurred. These fees are reflected as revenue when earned, as related costs are incurred or when milestone events have occurred.

          Revenue recognized in the accompanying statements of operations is not subject to repayment. Revenue received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

          On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 provides the SEC staff's views on the recognition of revenue including non-refundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if non-refundable, should be deferred and recognized systematically over the term of the research agreement. SAB No. 101B, which amends the implementation date for SAB No. 101, requires registrants to adopt the accounting guidance contained therein by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB No. 101 did not have any financial impact on the Company's financial position or result of operations.

     (f)  Net Income (Loss) Per Share

                        CADUS PHARMACEUTICAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 AND 1998
                      ====================================



          Basic net income (loss) per share as of December 31, 2000, 1999 and 1998 is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of dilutive common stock equivalents (stock options). The effect of stock options totaling 719,976, 1,190,076 and 2,571,808 at December 31, 2000, 1999 and 1998,
          respectively, were not included in the net income (loss) per share calculation because their effect would have been anti-dilutive.

     (g)  Use of Estimates

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

     (h)  Fair Value of Financial Instruments

          Management of the Company believes that the book value of its monetary assets and liabilities approximates fair value as a result of the short term nature of such assets and liabilities.

     (i)  Stock-Based Compensation

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

     (j)  Comprehensive Income

          The Company has adopted SFAS No. 130, "Reporting Comprehensive Income, " which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments.

          Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. The Company's operations did not give rise to items includible in comprehensive income which were not already included in net income (loss). Accordingly, the Company's comprehensive income is the same as its net income (loss) for all periods presented.

     (3)  Asset Sale to OSI Pharmaceuticals

                        CADUS PHARMACEUTICAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 AND 1998
                      ====================================

          On July 30, 1999, the Company sold to OSI Pharmaceuticals, Inc. ("OSI"), pursuant to an asset purchase agreement, its drug discovery programs focused on G protein-coupled receptors, its directed library of approximately 150,000 small molecule compounds specifically designed for drug discovery in the G protein-coupled receptor arena, its collaboration with Solvay Pharmaceuticals B.V. ("Solvay Pharmaceuticals"), its lease to its research facility in Tarrytown, New York together with the furniture and fixtures and its lease to equipment in the facility, and its inventory of laboratory supplies. Pursuant to such sale transaction, OSI assumed the Company's lease to the Company's research facility in Tarrytown, New York, the Company's equipment lease with GECC and the Company's research collaboration and license agreement with Solvay Pharmaceuticals. As consideration for the sale, the Company received approximately $1,500,000 in cash and OSI assumed certain liabilities of the Company relating to employees hired by OSI aggregating approximately $133,000. In addition, the Company would be entitled to royalties and up to $3.0 million in milestone payments on the first product derived from compounds sold to OSI or from the collaboration with Solvay Pharmaceuticals. The Company licensed to OSI on a non-exclusive basis certain technology solely to enable OSI to fulfill its obligations under the collaboration with Solvay Pharmaceuticals. The Company also licensed to OSI on a non-exclusive basis certain proprietary software and technology relating to chemical resins in order to enable OSI to fully benefit from the compounds it acquired from the Company. The Company retained ownership of all its other assets, including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, and genetic engineering tools, its joint ownership of the human orphan G protein-coupled receptors identified pursuant to its collaboration with Gennome Therapeutics Corporation, its proprietary software, its genomics databases related to G protein-coupled receptors, all assays and technologies reverting to it from its collaboration with Bristol-Meyers Squibb Company, its equity position in Axiom Biotechnologies, Inc., the Company's cash and cash equivalents, and the approximately $18.5 million (plus interest thereon) being held in escrow pending appeal of the verdict in favor of SIBIA Neurosciences, Inc. ("SIBIA").

          The Company recognized a loss on the sale of assets to OSI in 1999. A summary of the loss recognized is as follows:

                  Proceeds:
          Purchase price                              $1,500,000
          Liabilities assumed by OSI                     133,000
                                                      ----------
          Total                                        1,633,000

          Less:
          Net book value of patents sold                 183,000
          Net book value of other assets sold          2,256,000
                                                      ----------
          Loss on sale of assets                      $  806,000
                                                      ==========


          The Company ceased its drug discovery operations and research efforts for collaborators as a result of this transaction. Consequently, the Company terminated all employees who were not hired by OSI or who did not voluntarily resign, except for the chief executive officer who resigned in April 2000.

     (4)  Litigation

          In July 1996, SIBIA (which was acquired by Merck and Co. in 1999) commenced a patent infringement action against the Company alleging infringement by the Company of a patent concerning

                        CADUS PHARMACEUTICAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 AND 1998
                      ====================================

          the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999 the United States District Court granted SIBIA's request for injunctive relief that precludes the Company from using the method claimed in SIBIA's patent. On February 26, 1999, the United States District Court denied the Company's motions to set aside the jury verdict, to grant a new trial and to reduce or set aside the $18.0 million judgment awarded by the jury. The Company appealed the judgment. In order to stay execution pending appeal of the $18.0 million judgment obtained by SIBIA in March 1999, the Company deposited $18.5 million in escrow to secure payment of the judgment in the event the Company were to lose the appeal. Such $18.5 million was classified, as of December 31, 1998, as "restricted cash-noncurrent" and the Company's "cash and cash equivalents" was reduced by $18.5 million in 1998. The Company recorded a reserve for litigation damages of $18.5 million in its statement of operations for the year ended December 31, 1998. Interest earned on the restricted cash was added to the reserve for litigation damages, which was $19.1 million at December 31, 1999. On September 6, 2000 the United States Court of Appeals ruled in favor of the Company and overturned the 1998 judgment entered by the U.S. District Court. The Court of Appeals ruled that the claims of the SIBIA patent asserted against the Company were invalid and that the District Court erred in denying the Company's motion for judgment as a matter of law on the issue of invalidity. On October 30, 2000, the U.S. District Court set aside the $18,000,000 judgment in favor of SIBIA and vacated the injunction against the Company. Separately, in October 2000, the Company obtained the release of the cash escrow of $19.9 million representing the original $18.5 million and interest that accumulated thereon. The reserve for litigation of $18,841,489 (net of direct legal costs of $1 million) has been reversed and credited to the statement of operations as of December 31, 2000.

          On October 4, 1999, Philip N. Sussman, the former Senior Vice President, Finance and Corporate Development, and Chief Financial Officer of the Company commenced an arbitration proceeding against the Company seeking severance pay of approximately $525,000. The Company believes that Mr. Sussman is not entitled to such severance pay and intends to vigorously defend the action.

     (5)  Fixed Assets

          During fiscal year 1999, the Company sold a majority of its fixed assets to OSI and wrote off the remaining fixed assets as the Company ceased its drug discovery operations. The loss on the impairment of the fixed assets of $370,801 is included in gain (loss) on sale of equipment and impairment loss on the statement of operations.

          During fiscal year 2000, the Company sold its remaining fully depreciated fixed assets to M.I.T. for $100,000. The gain on the sale of these fixed assets of $100,000 is included in gain (loss) on sale of equipment and impairment loss on the statement of operations.

          Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 was approximately $-0-, $625,000 and $914,000 respectively.

     (6)  Related Party Transactions

          During 1998, the Company loaned $15,000 to Dr. Charles Woler, the former Chief Executive Officer of the Company. The loan bore interest at 5.5% per annum. Principal and interest were repayable in monthly installments of $453 over three years. At December 31, 1999, the outstanding balance of the loan was $8,636. This loan was fully repaid in 2000.

          In August 1998, the Company guaranteed the payment of a $286,000 loan made to a board member and secured its guarantee obligation with cash collateral of $286,000. In August 1999, the lender

                        CADUS PHARMACEUTICAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 AND 1998
                      ====================================



          called on the guarantee and foreclosed on the cash collateral. The Director executed an interest bearing promissory note in the amount of $286,000 in favor of the Company, which was payable, together with accrued interest, on August 31, 2000. The amount owed as of December 31, 1999 of $286,000 is included in due from officer and director. This loan was repaid in its entirety in March 2000.

          See Notes 7 and 9 for further discussion of transactions with related parties.

     (7)  Investments in Other Ventures

          In December 1996, the Company issued a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership
          ("Laurel"), a limited partnership of which a shareholder of the Company is the general partner. An interest payment of $10,500 was accrued at December 31, 1997 and paid in January 1998. The principal amount and interest thereon was paid in December 1998. In addition, the Company purchased for $160,660 in cash, a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly-owned by the shareholder. Laurel's purpose is to invest, directly or indirectly, in securities of biotechnology companies. The Company had the right to require the shareholder to match any future investment made by the Company in Laurel up to an aggregate investment on the part of the shareholder of $5.0 million. This right expired on December 31, 1999. The Company is not required to make any additional investment in Laurel. The investment is accounted for under the equity method with the recognition of losses limited to the Company's capital contributions. For the years ended December 31, 2000, 1999 and 1998 the Company recognized (losses) gains of ($2,649), $20,513 and $7,968, respectively, related to the investment. The remaining investment in Laurel of $162,528 and $165,177 at December 31, 2000 and 1999,
          respectively, is included in investments in other ventures on the balance sheet.

          In May 1997, the Company purchased $2.0 million of convertible preferred stock in Axiom Biotechnologies, Inc. ("Axiom"), representing approximately 26% of the outstanding shares of Axiom on an as converted basis. As part of the arrangement, Axiom agreed to deliver and license to the Company its first High Throughput Pharmacology System (HT-PS). The Company purchased an additional $2.0 million of convertible preferred stock in Axiom on June 5, 1998, after the Company received and accepted Axiom's HT-PS. The additional investment increased the Company's equity interest in Axiom to approximately 30% of Axiom's outstanding shares on an as converted basis, after taking into account an investment in Axiom by JAFCO Co., Ltd., ("JAFCO"), an affiliate of the Nomura Group, in 1998. Russell D. Glass, the
          Company's Chief Executive Officer, is a director of Axiom. The Company's investment is accounted for under the equity method with the Company recognizing 100% of Axiom's net losses prior to the JAFCO investment and 50% after such investment. Such percentage represents the extent to which the Company is deemed to be funding Axiom's losses. For the years ended December 31, 2000, 1999 and 1998, the Company recognized $834,413, $1,355,004 and $1,152,116, respectively, in losses generated by Axiom. The remaining investment in Axiom of $-0- and $834,413 at December 31, 2000 and 1999, respectively, is included in investments in other ventures on the balance sheet.

     (8)  Income Taxes

          Deferred tax assets of approximately $13,764,000 and $22,256,000 at December 31, 2000 and 1999, respectively, related principally to tax net operating loss carryforwards of $27,723,000 and $30,656,000, research credit carryforwards of $2,675,000 and $2,594,000 and litigation reserves of $0 and $19,100,000 at December 31, 2000 and 1999 respectively. An offsetting valuation allowance has been established for the full amount of the deferred tax assets to reduce such assets to zero, as a

                        CADUS PHARMACEUTICAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 AND 1998
                      ====================================



          result of the significant uncertainty regarding their ultimate realization. The aggregate valuation allowance decreased $8,492,000 during the year ended December 31, 2000 as a result of a reversal of a litigation judgment (see Note 4), and increased $2,674,000 during the year ended December 31, 1999. The reversal of the litigaion reserve (other than the portion attributable to accrued interest) in 2000 did not generate taxable income as the original charge was not deductible when taken in 1998.

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

          For the years ended December 31, 2000, 1999 and 1998 the Company recognized $-0-, $1.3 million and $4.4 million, respectively, in revenues for research funding from Bristol-Myers Squibb, which constituted 0%, 22% and 35%, respectively, of the Company's revenues in 2000, 1999 and 1998.

          For the years ended December 31, 2000, 1999 and 1998, the Company recognized $-0-, $1.6 million and $2.6 million, respectively, in
          revenues  for  research  funding  from  Solvay   Pharmaceuticals,   an
          affiliate of Physical B.V., which constituted 0%, 26% and 21%, respectively, of the Company's revenues in 2000, 1999 and 1998. Siegfried G. Schaefer, a director of the Company, is the head of worldwide research at Solvay Pharmaceuticals.

          For the year ended December 31, 2000, the Company received no research revenues or technology development fees from SmithKline Beecham. For the year ended December 31, 1999, the Company received and recognized $2.1 million in research revenues and a $1.0 million research milestone payment from SmithKline Beecham, which represented 52% of the Company's revenues in 1999. For the year ended December 31, 1998, the Company recognized $3.5 million in research revenues and the one-time $2.0 million technology development fee from SmithKline Beecham, which represented 44% of the Company's revenues in 1998.

     (10) Sponsored Research and License Agreements

          In January 1998 and January 1999, the Company entered into sponsored research agreements with Massachusetts Institute of Technology ("M.I.T.") pursuant to which M.I.T. will use its expertise in micro-robotics to co-develop the LivingChip(TM), a novel drug discovery screening tool that would miniaturize and automate the Company's proprietary hybrid yeast cell technology. During 1999, the Company ceased providing M.I.T. with research funding and its license to M.I.T.'s LivingChip(TM)

                        CADUS PHARMACEUTICAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 AND 1998
                      ====================================


          technology was terminated in March 2000. The Company provided M.I.T. with full research funding for 1998 and partial funding for 1999.

          The Company has entered into several other license and sponsored research agreements with various third parties. Generally, the agreements provide that the Company will make research payments and will pay license fees and/or maintenance payments, in return for the use of technology and information and the right to manufacture, use and sell future products. These agreements provide for payments based on the completion of milestone events, as well as royalty payments based upon a percentage of product or assay sales. Licenses fees and maintenance payments, including payments made to M.I.T., for the years ended December 31, 1999 and 1998, amounted to approximately $536,000 and $2.0 million, respectively. There were no payments made during the year ended December 31, 2000.


     (11) Equity Transactions

          In May 1998, the Company sold, in a private placement, 660,962 shares of its common stock to SmithKline Beecham p.l.c. and SmithKline Beecham Corporation for approximately $7.56 per share or an aggregate consideration of $5.0 million.

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

                        CADUS PHARMACEUTICAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 AND 1998
                      ====================================



Activity under the 1993 Plan is as follows:

                                                   Options Outstanding
                                           Number       Weighted
                                            of           Average
                                           Shares     Exercise Price
                                         --------    ---------------
Balance at January 1, 1998                474,360           $1.65

1998 activity
  Granted                                     --              --
  Exercised                               (18,813)           1.48
  Canceled                                   (236)           3.00
                                          -------
Balance at December 31, 1998              455,311            1.65

1999 activity
  Granted                                     --              --
  Exercised                                   --              --
  Canceled                               (138,572)           2.00
                                         --------
Balance at December 31, 1999              316,739            1.50

2000 activity
  Granted                                     --
  Exercised                               (40,000)           1.37
  Canceled                                    --              --
                                         --------
Balance at December 31, 2000              276,739           $1.52
                                         ========

At December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.37 to $3.51 and 2.63 years, respectively.

At December 31, 2000 and 1999, the number of options exercisable was 276,739 and 316,739, respectively, and the weighted-average exercise price of those options was $1.52 and $1.50, respectively.

The following table summarizes stock option information for the 1993 Plan as of December 31, 2000:



                                                Options Outstanding               Options Exercisable
                                          ------------------------------     ----------------------------
                                             Weighted         Weighted                           Weighted
                                              Average          Average                           Average
   Range of              Number             Remaining          Exercise         Number           Exercise
Exercise Prices       Outstanding         Contractual Life      Price         Exercisable         Price
----------------      -----------        -----------------  ------------     ------------       ---------
$1.37 to $1.50          270,072                 2.64            $1.47           270,072           $1.47
    $3.51                 6,667                 2.50            $3.51             6,667           $3.51
                       --------                                                --------
$1.37 to $3.51          276,739                 2.63            $1.52           276,739           $1.52
                       ========                                                ========

                        CADUS PHARMACEUTICAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 AND 1998
                      ====================================



(b) The Company entered into stock option agreements not pursuant to any plan with certain directors, employees, founders and consultants. These options generally become exercisable according to a schedule of vesting as determined by the Compensation Committee of the Board of Directors. The options become exercisable in installments over a period of months or years. As of December 31, 2000, an aggregate of 434,070 common shares was reserved for issuance pursuant to such stock option agreements.

     In November 1996, the Compensation Committee granted to certain directors then in office an option to purchase 12,000 shares of common stock at an exercise price of $6.75 per share. Each stock option grant is exercisable in four cumulative annual installments of 3,000 shares commencing in November 1997 and expires in November 2006.

     Activity for all the above grants not issued pursuant to any plan is as follows:


                                                   Options Outstanding
                                           Number       Weighted
                                            of           Average
                                           Shares     Exercise Price
                                         --------    ---------------
Balance at January 1, 1998                610,800         $3.02

1998 activity
  Granted                                      --            --
  Exercised                                    --            --
  Canceled                                (13,543)         2.84
                                         --------
Balance at December 31, 1998              597,257          3.02

1999 activity
  Granted                                      --            --
  Exercised                                    --            --
  Canceled                               (158,087)         4.56
                                         --------
Balance at December 31, 1999              439,170          2.47

2000 activity
  Granted                                      --            --
  Exercised                                (5,100)         3.60
  Canceled                                     --            --
                                         --------
Balance at December 31, 2000              434,070         $2.46
                                         ========

At December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.50 to $6.75 and 3.28 years, respectively.

                        CADUS PHARMACEUTICAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 AND 1998
                      ====================================

At December 31, 2000 and 1999, the number of options exercisable was 434,070 and 427,170, respectively, and the weighted-average exercise price of those options was $2.46 and $2.35, respectively.

The following table summarizes stock option information for grants not subject to any plan as of December 31, 2000:


                                                Options Outstanding                Options Exercisable
                                          ------------------------------     ----------------------------
                                             Weighted          Weighted                          Weighted
                                              Average          Average                           Average
    Range of             Number             Remaining          Exercise         Number           Exercise
 Exercise Prices      Outstanding         Contractual Life      Price         Exercisable         Price
----------------      -----------        -----------------  ------------     ------------       ---------
$1.50 to $2.57          364,001                2.84             $1.83          364,001            $1.83
    $3.60                22,069                4.97             $3.60           22,069            $3.60
    $6.75                48,000                5.88             $6.75           48,000            $6.75
                        -------                                                -------
$1.50 to $6.75          434,070                3.28             $2.46          434,070            $2.46
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

     Options granted under the 1996 Plan expire no later than ten years from the date of grant. The option price is required to be at least 100% of the fair value on the date of grant as determined by the Board of Director for incentive and nonqualified stock options. The options generally become exercisable according to a schedule of vesting as determined by the Compensation Committee of the Board of Directors. The schedule prescribes the date or dates on which the options become exercisable in installments over a period of months or years.

                        CADUS PHARMACEUTICAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 AND 1998
                      ====================================


Activity under the 1996 Plan is as follows:


                                                   Options Outstanding

                                           Number       Weighted
                                            of           Average
                                           Shares     Exercise Price
                                         --------    ---------------



Balance at January 1, 1998                655,406         $7.17

1998 activity
   Granted                                941,145          3.13
   Exercised                              (17,133)         6.57
   Canceled                               (60,178)         6.68
                                       ----------
Balance at December 31, 1998            1,519,240          4.70

1999 activity
   Granted                                129,855          1.88
   Exercised                                   --            --
   Canceled                            (1,214,928)         5.15
                                       ----------
Balance at December 31, 1999              434,167          2.57

2000 activity
   Granted                                     --            --
   Exercised                              (30,000)         2.75
   Canceled                              (395,000)         2.46
                                       ----------
Balance at December 31, 2000                9,167         $6.56
                                       ==========

At December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $6.38 to $6.63 and 6.24 years, respectively.

At December 31, 2000 and 1999, the number of options exercisable was 9,167 and 172,790, respectively, and the weighted average exercise price of those options was $6.56 and $2.91, respectively.

The following table summarizes stock option information for the 1996 Plan as of December 31, 2000:


                                                Options Outstanding               Options Exercisable
                                          ------------------------------     ----------------------------
                                             Weighted          Weighted                          Weighted
                                              Average          Average                           Average
    Range of             Number             Remaining          Exercise         Number           Exercise
 Exercise Prices      Outstanding         Contractual Life      Price         Exercisable         Price
----------------      -----------        -----------------  ------------     ------------       ---------

$6.38 to $6.63           9,167                   6.24            $6.56           9,167             $6.56


                        CADUS PHARMACEUTICAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 AND 1998
                      ====================================

     The Company applies APB 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date under SFAS No. 123, net income (loss) and income (loss) per share would have been increased to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

                                          2000             1999         1998
                                        -------         ---------     --------
Net income (loss) - as reported         $18,051         ($8,524)    ($29,690)
Net income (loss) - pro forma           $18,051         ($8,614)    ($31,314)

Income (loss) per share - as reported   $  1.37           ($.65)      ($2.32)
Income (loss) per share - pro forma     $  1.37           ($.65)      ($2.44)

     Pro forma net income  (loss)  reflects  only  options  granted  since 1995.
     Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income
     (loss) amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                    1999             1998
                                    ----             ----
Expected dividend yield             0%                 0%
Expected stock price volatility     1.85          .88 to .99
Risk-free interest rate             6.31%        4.46% to 5.72%
Expected life of options            9 years         8 years

     The weighted average fair value of options granted during the years ended December 31, 1999 and 1998 was $1.88 per share and $2.67 per share. There were no options granted during the year ended December 31, 2000. There is no remaining compensation expense relating to options previously granted.

(13) Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities are comprised of the following:

                                  2000          1999
                                ---------     --------
Accrued professional fees       $ 25,000      $100,000
Other accrued expenses            11,244        21,843
                                ---------     --------
Total                           $ 36,244      $121,843
                                =========     ========

                        CADUS PHARMACEUTICAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 AND 1998
                      ====================================

(14) Commitments



     Lease Commitments

     In October 1994, the Company entered into a sublease agreement with Union Carbide Corporation to sublease laboratory and office space in Tarrytown, New York. The term of this agreement was for a period of approximately three years commencing on May 15, 1995 and expiring on December 30, 1997. Pursuant to this agreement, the Company received the first four months rent free, which was amortized through December 30, 1997 so as to produce a level amount of rent expense over the life of the lease.

     During 1997, the Company exercised its option to lease these facilities directly from the landlord for a five-year period commencing January 1, 1998. Pursuant to the asset purchase agreement with OSI, OSI assumed the lease of the Company's facilities in July 1999.

     Rent expense, excluding utility and operating costs, for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $5,000, $409,507 and $728,407, respectively.

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

                        CADUS PHARMACEUTICAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 AND 1998
                      ====================================


        The Company made the following drawdowns against the Master Lease:

                                  Monthly
                                   Lease
                    Amount        Payment      Deferred
                -------------   ----------     --------
Round #1        November 1997   $  600,871      $13,650   $ 80,936
Round #2        December 1997      219,158        4,926     16,535
Round #3        March 1998         704,478       15,890     37,974
Round #4        July 1998          611,431       13,766     21,864
Round #5        October 1998       748,434       15,985     34,519
Round #6        December 1998      379,364        8,080      8,002
                                ----------    ---------   --------
Totals                          $3,263,736    $  72,297   $199,830
                                ==========    =========   ========

     The gains totaling $199,830 relating to the sale of the equipment to GECC were credited to deferred revenue on the balance sheet and were being amortized over the life of the individual leases. In July 1999 upon the signing of the asset purchase agreement with OSI, the Company recognized the remaining deferred revenue of $112,778 related to the GECC lease. Such amount is included in loss on sale of assets to OSI in the accompanying statement of operations. At December 31, 1998, $45,965 of the deferred gain was recognized as gain on sale of equipment in the accompanying statement of operations.

     Employment Agreement

     Dr. Woler was employed as President and Chief Executive Officer under a three year employment agreement with the Company, which was extendable to four years at the Company's option, entered into effective as of October 1, 1998. Pursuant to his agreement, Dr. Woler received an annual base salary of $300,000 for his first year of employment, $330,000 for his second year of employment and $360,000 for his third year of employment. In November 1999, the Company and Dr. Woler entered into a term sheet to amend his employment agreement to provide that if the Company fails to make at least a $20 million investment in biotechnology prior to April 15, 2000 and if Dr. Woler resigns during the 90 day period beginning on April 15, 2000, the Company will pay to Dr. Woler a lump sum severance payment equal to the base salary he would have earned for the balance of his agreement. The Company did not make the $20 million investment in biotechnology and Dr. Woler resigned and received a severance payment of $497,500. This amount has been recorded in general and administrative expenses in the statement of operations as of December 31, 2000.

(15) Supplemental Cash Flow Information

                                  2000             1999           1998
                                 ------            ----           ----
Cash payment for:
Interest                        $  --           $    --         $21,000
Income taxes                    $  --           $15,476         $89,170

                        CADUS PHARMACEUTICAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999 AND 1998
                      ====================================



(16) Employee Benefits

     The Company terminated its 401 (k) savings plan in October 1999. The Company did not make a matching contribution for the year ended December 31, 1999 to participants under its 401 (k) plan. In 1998, the Company elected to match 25% of each participant's contribution up to a maximum of $2,500. The total Company contribution for the years ended December 31, 2000, 1999 and 1998 was $-0-, $-0- and $89,976 respectively.

(17) License with OSI

     In February 2000, the Company licensed to OSI, on a non-exclusive basis, its yeast technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to the Company a license fee of $100,000 and an access fee of $600,000, which has been recorded as license fee revenue for the year ended December 31, 2000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license and a supplemental license fee of $250,000 which was paid in December 2000 after the lifting of the injunction obtained by SIBIA and recorded as license fee revenue. OSI may terminate the license at any time on 30 days prior written notice.


(18) - Quarterly Financial Data (Unaudited)


Fiscal 2000 Quarter Ended         December 31    September 30        June 30        March 31

Revenues                       $      --        $        --        $      --       $      --
License and maintenance fee        255,030             23,470             --           700,000
                               -----------      -------------      -----------     -----------
    Total revenues                 255,030             23,470             --           700,000
Operating income (loss)             58,350           (354,649)        (701,514)       (412,816)
Net income (loss)                  447,969         18,574,415         (629,870)       (341,119)
Net income (loss) per share:
    Basic and diluted          $      0.04      $        1.41      $     (0.05)    $      (.03)


Fiscal 1999 Quarter Ended       December 31      September 30        June 30         March 31

Revenues                       $     --         $     949,992      $ 2,038,776     $ 3,038,776
License and maintenance fee          --                 --               --              --
                               -----------      -------------      -----------     -----------
    Total revenues                   --               949,992        2,038,776       3,038,776
Operating loss                  (1,285,687)        (1,807,301)      (2,698,537)     (2,494,507)
Net loss                        (1,227,818)        (2,537,320)      (2,595,447)     (2,163,104)
Net loss per share:
    Basic and diluted          $     (0.09)     $       (0.19)     $     (0.20)    $      (.17)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   CADUS PHARMACEUTICAL CORPORATION


                   By: /s/ Russell D. Glass
                       -------------------------------------
                       Russell D. Glass,
                       Chief Executive Officer and President

     Each person whose signature  appears below constitutes and appoints Russell
D. Glass and Jack G. Wasserman, or either of them, each with the power of substitution, his true and lawful attorney-in-fact to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute, may do or choose to be done by virtue hereof.

     Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.

        Name                         Title                            Date
        ----                         -----                            ----

/s/ Russell D. Glass        Chief Executive Officer,              March 26, 2001
-------------------------   President and Director
Russell D. Glass            (Principal Executive Officer and
                            Principal Accounting Officer)


                            Director                              March   , 2001
-------------------------
Carl C. Icahn


/s/ James R. Broach         Director                              March 26, 2001
-------------------------
James R. Broach


/s/ Peter S. Liebert        Director                              March 26, 2001
-------------------------
Peter S. Liebert


/s/ Siegfried G. Schaefer   Director                              March 28, 2001
-------------------------
Siegfried G. Schaefer


/s/ Jack G. Wasserman       Director                              March 26, 2001
-------------------------
Jack G. Wasserman