Form 10-Q
period 2001-03-31
CADUS PHARMACEUTICAL CORP
filed 2001-05-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 2001
                                     ---------------

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    ---------------------

                         Commission File Number 0-28674

                        CADUS PHARMACEUTICAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified on its Charter)


                 Delaware                                13-3660391
------------------------------------------  ------------------------------------
      (State of Other Jurisdiction of       (I.R.S. Employer Identification No.)
      Incorporation or Organization)

   767 Fifth Avenue, New York, New York                     10153
------------------------------------------  ------------------------------------
 (Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number,
Including Area Code                                    (212) 702-4315
                                            ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes _X_            No ___

The number of shares of registrant's common stock, $0.01 par value, outstanding as of April 30, 2001 was 13,144,040.

                        CADUS PHARMACEUTICAL CORPORATION

                                      INDEX

                                                                        Page No.
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                              3

                    PART I - CONDENSED FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

             Condensed Balance Sheets - March 31, 2001 (unaudited)
             and December 31, 2000 (audited)                                   4

             Condensed Statements of Operations - Three Months ended
             March 31, 2001 and 2000 (unaudited)                               5

             Condensed Statements of Cash Flows - Three Months Ended
             March 31, 2001 and 2000 (unaudited)                               6

             Notes to Condensed Financial Statements (unaudited)           7 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8 - 10

Item 3.  Quantitative and Qualitive Disclosures About Market Risk             10


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10

Item 2.  Changes in Securities and Use of Proceeds                            10

Item 3.  Defaults Upon Senior Securities                                      10

Item 4.  Submission of Matters to a Vote of Security Holders                  10

Item 5.  Other Information                                                    10

Item 6.  Exhibits and Reports on Form 8K                                      10

SIGNATURES                                                                    11

EXHIBIT INDEX                                                                 12

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, technological uncertainties regarding the Company's technologies, uncertainties regarding the Company's future acquisition and in-licensing of technologies, the Company's capital needs and uncertainty of future funding, the Company's history of operating losses, the Company's dependence on proprietary technology and the unpredictability of patent protection, intense competition in the pharmaceutical and biotechnology industries, rapid technological development that may result in the Company's technologies becoming obsolete, as well as other risks and uncertainties discussed in the Company's prospectus dated July 17, 1996.

                        CADUS PHARMACEUTICAL CORPORATION
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                       MARCH 31,    DECEMBER 31,
                                                         2001          2000
                                                      -----------   -----------
                                                      (Unaudited)    (Audited)
Current assets
    Cash and cash equivalents                         $24,763,068   $24,383,352
    Prepaid and other current assets                       45,916        81,250
                                                      -----------   -----------
        Total current assets                           24,808,984    24,464,602

Investment in other ventures                              162,342       162,528
Other assets, net                                       1,061,301     1,081,527
                                                      -----------   -----------
        Total assets                                  $26,032,627   $25,708,657
                                                      ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accrued expenses and other current liabilities    $    87,350   $    36,244
                                                      -----------   -----------
        Total current liabilities                          87,350        36,244
                                                      -----------   -----------
        Total liabilities                                  87,350        36,244
                                                      -----------   -----------

Stockholders' equity
    Common stock                                          132,857       132,857
    Additional paid-in capital                         59,844,355    59,844,355
    Accumulated deficit                               (33,731,860)  (34,004,724)
    Treasury stock                                       (300,075)     (300,075)
                                                      -----------   -----------
        Total stockholders' equity                     25,945,277    25,672,413
                                                      -----------   -----------
        Total liabilities and stockholders' equity    $26,032,627   $25,708,657
                                                      ===========   ===========


            See accompanying notes to condensed financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                               March 31,
                                                          2001          2000
                                                      -----------   -----------
                                                      (Unaudited)   (Unaudited)

License and maintenance fees                          $   100,000   $   700,000
                                                      -----------   -----------
        Total revenues                                    100,000       700,000
                                                      -----------   -----------
Costs and expenses
    General and administrative expenses                   241,266       852,462
    Loss of equity in other ventures                          186       360,354
    Gain on sale of equipment                                  --      (100,000)
                                                      -----------   -----------
        Total costs and expenses                          241,452     1,112,816
                                                      -----------   -----------
Operating loss                                           (141,452)     (412,816)
                                                      -----------   -----------

Other income
    Interest income                                       294,700        71,697
    Net reimbursement of SIBIA litigation costs           125,616            --
                                                      -----------   -----------
        Total other income                                420,316        71,697
                                                      -----------   -----------
Income (loss) before income taxes                         278,864      (341,119)
Income taxes                                                6,000            --
                                                      -----------   -----------
        Net income (loss)                             $   272,864   ($  341,119)
                                                      ===========   ===========
Basic and diluted income (loss) per share             $      0.02   ($     0.03)
                                                      ===========   ===========

Weighted average shares of common stock
 outstanding - basic and diluted                       13,144,040    13,102,340
                                                      ===========   ===========


            See accompanying notes to condensed financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                          Three Months Ended
                                                               March 31,
                                                          2001          2000
                                                      -----------   -----------
                                                      (Unaudited)   (Unaudited)

Cash flows from operating activities
    Net income (loss)                                 $   272,864   ($  341,119)
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Amortization of patent costs                       20,226        20,226
        Loss of equity in other ventures                      186       360,354
        Gain on sale of equipment                              --      (100,000)
        Reserve for litigation damages                         --       244,789
    Changes in assets and liabilities
        Decrease in due from officer and director              --       284,496
        Decrease (increase) in prepaid and other
          current assets                                   35,334       (37,177)
        Decrease in accounts payable                           --       (17,644)
        Increase in accrued expenses and other
          current liabilities                              51,106       465,081
                                                      -----------   -----------
Net cash provided by operating activities                 379,716       879,006
                                                      -----------   -----------
Cash flows from investing activities
    Increase in restricted cash                                --      (231,223)
                                                      -----------   -----------
Net cash used in investing activities                          --      (231,223)
                                                      -----------   -----------
Cash flows from financing activities
    Proceeds from issuance of common stock
      upon exercise of stock options                           --       155,660
                                                      -----------   -----------
Net cash provided by financing activities                      --       155,660
                                                      -----------   -----------
Net increase in cash and cash equivalents                 379,716       803,443
Cash and cash equivalents - beginning of period        24,383,352     5,082,212
                                                      -----------   -----------
Cash and cash equivalents - end of period             $24,763,068   $ 5,885,655
                                                      ===========   ===========


            See accompanying notes to condensed financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note - 1  ORGANIZATION AND BASIS OF PREPARATION

          The information presented as of March 31, 2001 and for the three month period then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2000 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

          The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

Note - 2  NET INCOME (LOSS) PER SHARE

          For the three month periods ended March 31, 2001 and 2000 basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is the same as basic net income (loss) per share since the inclusion of 719,976 shares of potential common stock equivalents (stock options and warrants) in the computation at March 31, 2001 would be anti-dilutive.

Note - 3  PATENT LITIGATION

          In July 1996, SIBIA Neurosciences, Inc. ("SIBIA") (which was acquired by Merck and Co. in 1999) commenced a patent infringement action against the Company alleging infringement by the Company of a patent concerning the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays, and seeking injunctive relief and monetary damages. On December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999 the United States District Court granted injunctive relief that precluded the Company from using the method claimed in SIBIA's patent. The Company appealed the judgment and deposited $18.5 million in escrow to secure payment of the judgment in the event the Company were to lose the appeal and recorded a reserve for litigation damages. Interest earned on the escrow account was added to the reserve for litigation damages. On September 6, 2000 the Court of Appeals ruled in favor of the Company stating the claims of the SIBIA patent asserted against the Company were invalid. On October 30, 2000, the U.S. District Court set aside the $18.0 million judgment in favor of SIBIA and vacated the injunction against the Company. The Company obtained the release of the cash escrow of $19.9 million representing the original $18.5 million and interest that accumulated thereon. The reserve for litigation of $18,841,489 (net of direct legal costs of $1 million) was reversed and credited to the statement of operations for the year ended December 31, 2000. Pursuant to a court order, the Company received in February 2001 a $155,402 reimbursement of SIBIA litigation costs offset by legal costs incurred of $29,786.

Note - 4  NON-EXCLUSIVE LICENSE OF YEAST TECHNOLOGY

          In February 2000, the Company licensed to OSI Pharmaceuticals Inc. ("OSI"), on a non- exclusive basis, its yeast technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to the Company a license fee of $100,000 and an access fee of $600,000, which has been recorded as license fee revenue as of March 31, 2000. OSI also paid an annual maintenance fee of $100,000 in February 2001 which it is obligated to pay until the earlier of 2010 or the termination of the license and a supplemental license fee of $250,000 which was paid in December 2000 when the injunction obtained by SIBIA was dissolved. OSI may terminate the license at any time on 30 days prior written notice.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was incorporated in 1992 and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, the Company sold its drug discovery assets and ceased its internal drug discovery operations and research efforts for collaborative partners. The Company terminated all employees who were not hired by the purchaser of its assets or who did not voluntarily resign except for the Chief Executive Officer who resigned in April 2000.

The Company has incurred operating losses in each year since its inception. At March 31, 2001, the Company had an accumulated deficit of approximately $33.7 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

REVENUES

Revenues for the three months ended March 31, 2001 decreased to $100,000 from $700,000 for the same period in 2000. This decrease was attributable primarily to the Company not receiving a licensing fee similar to the $600,000 it received in February 2000 in connection with its licensing agreement with OSI.

OPERATING EXPENSES

General and administrative expense decreased to $241,266 for the three months ended March 31, 2001 from $852,462 for the same period in 2000. The expense in fiscal 2000 includes $580,000 in compensation (including $497,500 in severance) paid to the Company's former Chief Executive Officer. The Company does not currently compensate its Chief Executive Officer. General and administrative expense for the three months ended March 31, 2001 principally consisted of patent maintenance costs, professional fees and insurance costs.

OTHER INCOME

Interest income for the three months ended March 31, 2001 increased to $294,700 from $71,697 for the same period in 2000. The increase is attributable primarily to the increase in the Company's unrestricted cash equivalent balances as compared to the same period in 2000 as a result of the release of funds that were held in escrow in connection with the SIBIA litigation.

Pursuant to a court order, the Company received in February 2001 a $155,402 reimbursement of SIBIA litigation costs offset by legal costs incurred of $29,786.

EQUITY IN OTHER VENTURES

For the three months ended March 31, 2001 the Company recognized a net loss of $186 in its investment in Laurel Partners Limited Partnership ("Laurel"). The loss for the same period in 2000 was $360,354 representing losses in Laurel and Axiom Biotechnologies, Inc. ("Axiom"). The Company's investment in Axiom was written down to zero in the year 2000.

NET INCOME (LOSS)

Net income for the three months ended March 31, 2001 increased to $272,864 from a net loss of $341,119 for the same period in 2000. This increase can be attributed to the decrease in general and administrative expenses and loss on equity in other ventures and an increase in interest income, offset by a decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001 the Company held cash and cash equivalents of $24.8 million. The Company's working capital at March 31, 2001 was $24.7 million.

In February 2000, the Company licensed to OSI, on a non-exclusive basis, its yeast technologies. OSI has paid to the Company a license fee of $100,000, an access fee of $600,000 and a supplemental license fee of $250,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. The Company received $100,000 in February 2001. OSI may terminate the license at any time on 30 days prior written notice.

The Company believes that its existing capital resources, together with interest income, will be sufficient to support its operations through the end of 2002. This forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to acquire technologies or products or to acquire or invest in companies and the expenses of pursuing such transactions.


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

          (a)  Exhibits.

               None

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

                                       CADUS PHARMACEUTICAL CORPORATION
                                       (REGISTRANT)


Date: May 11, 2001                     By:
                                          --------------------------------------
                                          Russell D. Glass
                                          President and Chief Executive Officer
                                          (Authorized Officer and Principal
                                          Financial Officer)

                                  EXHIBIT INDEX


There are no exhibits being filed as part of this Quarterly Report on Form 10-Q.