Form 10-Q
period 2001-06-30
CADUS PHARMACEUTICAL CORP
filed 2001-08-10
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended      June 30, 2001
                                          --------------

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from
                                     ----------------------
      to
         ------------------------

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

                              Yes _X_       No ___

The number of shares of registrant's common stock, $0.01 par value, outstanding as of July 31, 2001 was 13,144,040.

                        CADUS PHARMACEUTICAL CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                              3

                    PART I - CONDENSED FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets - June 30, 2001 (unaudited)
           and December 31, 2000 (audited)                                     4

         Condensed Statements of Operations - Three Months and Six
           Months ended June 30, 2001 and 2000 (unaudited)                   5-6

         Condensed Statements of Cash Flows - Six Months Ended
           June 30, 2001 and 2000 (unaudited)                                  7

         Notes to Condensed Financial Statements (unaudited)                 8-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9-12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           12


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12

Item 2.  Changes in Securities and Use of Proceeds                            12

Item 3.  Defaults Upon Senior Securities                                      12

Item 4.  Submission of Matters to a Vote of Security Holders               12-13

Item 5.  Other Information                                                    13

Item 6.  Exhibits and Reports on Form 8K                                      13

SIGNATURES                                                                    14

EXHIBIT INDEX                                                                 15

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

                        CADUS PHARMACEUTICAL CORPORATION
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                     JUNE 30,       DECEMBER 31,
                                                       2001            2000
                                                   ------------    ------------
                                                    (Unaudited)      (Audited)
Current assets:
  Cash and cash equivalents                        $ 24,723,639    $ 24,383,352
  Prepaid and other current assets                        7,694          81,250
                                                   ------------    ------------
      Total current assets                           24,731,333      24,464,602

Investment in other ventures                            164,507         162,528
Other assets, net                                     1,031,074       1,081,527
                                                   ------------    ------------
        Total assets                               $ 25,926,914    $ 25,708,657
                                                   ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accrued expenses and other current liabilities   $    146,320    $     36,244
                                                   ------------    ------------
      Total current liabilities                         146,320          36,244
                                                   ------------    ------------
      Total liabilities                                 146,320          36,244
                                                   ------------    ------------

Stockholders' equity
  Common stock                                          132,857         132,857
  Additional paid-in capital                         59,844,355      59,844,355
  Accumulated deficit                               (33,896,543)    (34,004,724)
  Treasury stock                                       (300,075)       (300,075)
                                                   ------------    ------------
      Total stockholders' equity                     25,780,594      25,672,413
                                                   ------------    ------------
      Total liabilities and stockholders' equity   $ 25,926,914    $ 25,708,657
                                                   ============    ============


           See accompanying notes to condensed financial statements.

                        CADUS PHARMACEUTICAL CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              June 30,
                                                         2001           2000
                                                     -----------    -----------

License and maintenance fees                         $        --    $        --
                                                     -----------    -----------
        Total revenues                                        --             --
                                                     -----------    -----------
Costs and expenses:
  General and administrative expenses                    407,641        347,630
  (Gain) loss of equity in other ventures                 (2,165)       353,884
                                                     -----------    -----------
        Total costs and expenses                         405,476        701,514
                                                     -----------    -----------
Operating loss                                          (405,476)      (701,514)
                                                     -----------    -----------

Other income:
  Interest Income                                        234,793         71,644
                                                     -----------    -----------
        Total other income                               234,793         71,644
                                                     -----------    -----------
Loss before income taxes                                (170,683)      (629,870)
Income taxes                                                  --             --
                                                     -----------    -----------
        Net (loss)                                   ($  170,683)   ($  629,870)
                                                     ===========    ===========
Basic and diluted net (loss) per share               ($     0.01)   ($     0.05)
                                                     ===========    ===========

Weighted average shares of common stock
  outstanding - basic and diluted                     13,144,040     13,144,040
                                                     ===========    ===========

           See accompanying notes to condensed financial statements.

                        CADUS PHARMACEUTICAL CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Six Months Ended
                                                             June 30,
                                                       2001            2000
                                                   ------------    ------------

License and maintenance fees                       $    100,000    $    700,000
                                                   ------------    ------------
      Total revenues                                    100,000         700,000
                                                   ------------    ------------
Costs and expenses:
  General and administrative expenses                   648,908       1,200,092
  (Gain) loss of equity in other ventures                (1,979)        714,238
  (Gain) on sale of equipment                                --        (100,000)
                                                   ------------    ------------
      Total costs and expenses                          646,929       1,814,330
                                                   ------------    ------------
Operating loss                                         (546,929)     (1,114,330)
                                                   ------------    ------------

Other income:
  Interest income                                       529,494         143,341
  Net reimbursement of SIBIA litigation costs           125,616              --
                                                   ------------    ------------
      Total other income                                655,110         143,341
                                                   ------------    ------------

Income (loss) before income taxes                       108,181        (970,989)
Income taxes                                                 --              --
                                                   ------------    ------------
      Net income (loss)                            $    108,181    ($   970,989)
                                                   ============    ============
Basic and diluted net income (loss) per share      $       0.01    ($      0.07)
                                                   ============    ============

Weighted average shares of common stock
  outstanding - basic and diluted                    13,144,040      13,123,190
                                                   ============    ============

           See accompanying notes to condensed financial statements.

                        CADUS PHARMACEUTICAL CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Six Months Ended
                                                             June 30,
                                                        2001           2000
                                                    ------------    -----------

Cash flows from operating activities:
  Net income (loss)                                 $    108,181    ($  970,989)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Amortization of patent costs                          40,453         40,453
    (Gain) loss of equity in other ventures               (1,979)       714,238
    (Gain) on sale of equipment                               --       (100,000)
    Reserve for litigation damages                            --        496,014
  Changes in assets and liabilities:
    Decrease in due from officer and director                 --        291,886
    Decrease in prepaid and other assets                  83,556            575
    Decrease in accounts payable                              --        (17,644)
    Increase (decrease) in accrued expenses
      and other current liabilities                      110,076        (41,150)
                                                    ------------    -----------
Net cash provided by operating activities                340,287        413,383
                                                    ------------    -----------
Cash flows from investing activities:
  Increase in restricted cash                                 --       (482,448)
  Proceeds from sale of equipment                             --        100,000
                                                    ------------    -----------
Net cash used in investing activities                         --       (382,448)
                                                    ------------    -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock
    upon exercise of stock options                            --        155,660
                                                    ------------    -----------
Net cash provided by financing activities                     --        155,660
                                                    ------------    -----------
Net increase in cash and cash equivalents                340,287        186,595
Cash and cash equivalents - beginning of period       24,383,352      5,082,212
                                                    ------------    -----------
Cash and cash equivalents - end of period           $ 24,723,639    $ 5,268,807
                                                    ============    ===========

           See accompanying notes to condensed financial statements.

                        CADUS PHARMACEUTICAL CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

Note - 1  ORGANIZATION AND BASIS OF PREPARATION

          The information presented as of June 30, 2001 and for the three and six month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2000 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

          The results of operations for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

Note - 2  NET INCOME (LOSS) PER SHARE

          For the three and six month periods ended June 30, 2001 and 2000, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is the same as basic net income (loss) per share since the inclusion of 719,976 shares of potential common stock equivalents (stock options and warrants) in the computations would be anti-dilutive.

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


Note - 4  NON-EXCLUSIVE LICENSE OF YEAST TECHNOLOGY

          In February 2000, the Company licensed to OSI Pharmaceuticals Inc. ("OSI"), on a non- exclusive basis, its yeast technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to the Company a license fee of $100,000 and an access fee of $600,000, which were recorded as license fee revenue in the first quarter of fiscal year 2000. OSI also paid a supplemental license fee of $250,000 in December 2000 when the injunction obtained by SIBIA was dissolved. OSI also pays an annual maintenance fee of $100,000 which it is obligated to pay until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice.


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

The Company has incurred operating losses in each year since its inception. At June 30, 2001, the Company had an accumulated deficit of approximately $33.9 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

REVENUES

There were no revenues for the three months ended June 30, 2001 and for the three months ended June 30, 2000.

OPERATING EXPENSES

General and administrative expenses increased to $407,641 for the three months ended June 30, 2001 from $347,630 for the same period in 2000. This increase is attributable primarily to an increase in legal costs in connection with a severance pay dispute with a former employee.

OTHER INCOME

Interest income for the three months ended June 30, 2001 increased to $234,793 from $71,644 for the same period in 2000. The increase is attributable primarily to the increase in the Company's unrestricted cash equivalent balances as compared to the same period in 2000 as a result of the release of funds that were held in escrow in connection with the SIBIA litigation.

EQUITY IN OTHER VENTURES

For the three months ended June 30, 2001 the Company recognized net income of $2,165 in its investment in Laurel Partners Limited Partnership ("Laurel"). The loss for the same period in 2000 was $353,884 representing losses in Laurel and Axiom Biotechnologies, Inc. ("Axiom"). The Company's investment in Axiom was written down to zero in fiscal year 2000.

NET LOSS

Net loss for the three months ended June 30, 2001 decreased to $170,683 from a net loss of $629,870 for the same period in 2000. This decrease can be attributed to the decrease in loss on equity in other ventures and an increase in interest income.

SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

REVENUES

Revenues for the six months ended June 30, 2001 decreased to $100,000 from $700,000 for the same period in 2000. This decrease is attributable primarily to the Company not receiving an access fee similar to the $600,000 it received in February 2000 in connection with its licensing agreement with OSI.

OPERATING EXPENSES

General and administrative expenses decreased to $648,908 for the six months ended June 30, 2001 from $1,200,092 for the same period in 2000. Such expenses in fiscal 2000 included $607,500 in compensation (including $497,500 in severance) paid to the Company's former Chief Executive Officer. The Company does not currently compensate its Chief Executive Officer. General and administrative expenses for the six months ended June 30, 2001 principally consisted of patent maintenance costs, professional fees and insurance costs.

OTHER INCOME

Interest income for the six months ended June 30, 2001 increased to $529,494 from $143,341 for the same period in 2000. The increase is attributable primarily to the increase in the Company's unrestricted cash equivalent balances as compared to the same period in 2000 as a result of the release of funds that were held in escrow in connection with the SIBIA litigation.

Pursuant to a court order, the Company received in February 2001 a $155,402 reimbursement of SIBIA litigation costs offset by legal costs incurred of $29,786.

EQUITY IN OTHER VENTURES

For the six months ended June 30, 2001 the Company recognized a net gain of $1,979 in Laurel Partners Limited Partnership ("Laurel"). The loss for the same period in 2000 was $714,238 representing losses in Laurel and Axiom
Biotechnologies, Inc. ("Axiom"). The Company's investment in Axiom was written down to zero in fiscal year 2000.

NET INCOME (LOSS)

Net income for the six months ended June 30, 2001 increased to $108,181 from a net loss of $970,989 for the same period in 2000. This increase can be attributed to the decrease in general and administrative expenses and loss on equity in other ventures and an increase in interest income, offset by a decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001 the Company held cash and cash equivalents of $24.7 million. The Company's working capital at June 30, 2001 was $24.6 million.

In February 2000, the Company licensed to OSI, on a non-exclusive basis, its yeast technologies. OSI has paid to the Company a license fee of $100,000, an access fee of $600,000 and a supplemental license fee of $250,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. The Company received an annual maintenance fee of $100,000 in February 2001. OSI may terminate the license at any time on 30 days prior written notice.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets, eliminates further amortization of goodwill and intangible assets that have indefinite useful lives, and requires periodic evaluations of impairment of goodwill balances and intangible assets. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 will have no effect on the Company's financial position or results of operations. SFAS 142 will require the Company to reassess the useful lives of its capitalized patent costs reflected in the accompanying balance sheets as other assets. The Company amortized $40,453 of capitalized patent costs during both six month periods ended June 30, 2001 and 2000. The Company is currently assessing the impact of the adoption of SFAS 142.


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

Item 3.   Defaults Upon Senior Securities

          Nothing to report

Item 4.   Submission of Matters to a Vote of Security Holders

          On June 13, 2001, the Company held its annual meeting of stockholders in New York, New York. The holders of 12,495,864 shares of Common Stock were present or represented by proxy and, accordingly, a quorum was present. The following matters were voted upon and received the votes set forth below:

          1. All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

                                         Votes For                Votes Withheld
                                         ---------                --------------

               James R. Broach           11,773,155                   722,709

               Russell D. Glass          11,492,472                 1,003,392

               Carl C. Icahn             11,492,472                 1,003,392

               Peter S. Liebert          11,492,472                 1,003,392

               Siegfried G. Schaefer     11,492,472                 1,003,392

               Jack G. Wasserman         11,492,472                 1,003,392

          2. A stockholder proposal concerning a request that the Board of Directors of the Company pursue returning the Company's excess cash to shareholders received 1,552,590 votes FOR and 7,848,156 votes AGAINST, with 64,806 abstentions and 3,030,312 broker non-votes.

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

                           CADUS PHARMACEUTICAL CORPORATION
                           (REGISTRANT)


Date: August 9, 2001       By: /s/ Russell D. Glass
                               -------------------------------------------------
                               Russell D. Glass
                               President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

                                  EXHIBIT INDEX


There are no exhibits being filed as part of this Quarterly Report on Form 10-Q.