Form 10-Q
period 2001-09-30
CADUS PHARMACEUTICAL CORP
filed 2001-11-09
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      September 30, 2001
                                             -------------------

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -------------------

                         Commission File Number 0-28674
                                                -------

                        CADUS PHARMACEUTICAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified on its Charter)


           Delaware                                      13-3660391
----------------------------------------   -------------------------------------
(State of Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)





  767 Fifth Avenue, New York, New York                     10153
----------------------------------------   -------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

    Registrant's Telephone Number,
          Including Area Code                          (212) 702-4315
                                           -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes _X_       No ___

The number of shares of registrant's common stock, $0.01 par value, outstanding as of October 31, 2001 was 13,144,040.

                        CADUS PHARMACEUTICAL CORPORATION

                                      INDEX

                                                                        PAGE NO.
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                             3

                    PART I - CONDENSED FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets - September 30, 2001 (unaudited)
           and December 31, 2000 (audited)                                    4

         Condensed Statements of Income - Three Months and Nine
           Months ended September 30, 2001 and 2000 (unaudited)           5 - 6

         Condensed Statements of Cash Flows - Nine Months Ended
           September 30, 2001 and 2000 (unaudited)                            7

         Notes to Condensed Financial Statements (unaudited)              8 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       9 - 12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 2.  Changes in Securities and Use of Proceeds                           12

Item 3.  Defaults Upon Senior Securities                                     12

Item 4.  Submission of Matters to a Vote of Security Holders            12 - 13

Item 5.  Other Information                                                   13

Item 6.  Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                   14

EXHIBIT INDEX                                                                15

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

                        CADUS PHARMACEUTICAL CORPORATION
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2001           2000
                                                    ------------   ------------
                                                     (Unaudited)     (Audited)
Current assets:
    Cash and cash equivalents                       $ 24,653,120   $ 24,383,352
    Prepaid and other current assets                     125,722         81,250
                                                    ------------   ------------
        Total current assets                          24,778,842     24,464,602

Investment in other ventures                             166,333        162,528
Other assets, net                                      1,010,848      1,081,527
                                                    ------------   ------------
        Total assets                                $ 25,956,023   $ 25,708,657
                                                    ============   ============



LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accrued expenses and other current liabilities  $    151,896   $     36,244
                                                    ------------   ------------
        Total current liabilities                        151,896         36,244
                                                    ------------   ------------
        Total liabilities                                151,896         36,244
                                                    ------------   ------------

Stockholders' equity
    Common stock                                         132,857        132,857
    Additional paid-in capital                        59,844,355     59,844,355
    Accumulated deficit                              (33,873,010)   (34,004,724)
    Treasury stock                                      (300,075)      (300,075)
                                                    ------------   ------------
        Total stockholders' equity                    25,804,127     25,672,413
                                                    ------------   ------------
            Total liabilities and
                stockholders' equity                $ 25,956,023   $ 25,708,657
                                                    ============   ============


           See accompanying notes to condensed financial statements.

                        CADUS PHARMACEUTICAL CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months Ended
                                                         September 30,
                                                    2001               2000
                                                 -----------       -----------

License and maintenance fees                     $        --       $    23,470
                                                 -----------       -----------
        Total revenues                                    --            23,470
                                                 -----------       -----------
Costs and expenses:
    General and administrative expenses              163,639           251,701
    (Gain) loss of equity in other ventures           (1,826)          126,418
                                                 -----------       -----------
        Total costs and expenses                     161,813           378,119
                                                 -----------       -----------
Operating loss                                      (161,813)         (354,649)
                                                 -----------       -----------

Other income:
    Interest income                                  185,346            71,394
    Gain on reversal of litigation judgment,
      net of legal fees                                   --        18,841,489
                                                 -----------       -----------
        Total other income                           185,346        18,912,883
                                                 -----------       -----------
Income before income taxes                            23,533        18,558,234
Income taxes                                              --           (16,181)
                                                 -----------       -----------
        Net income                               $    23,533       $18,574,415
                                                 ===========       ===========
Basic and diluted net income per share           $      0.00       $      1.41
                                                 ===========       ===========

Weighted average shares of common stock
  outstanding - basic and diluted                 13,144,040        13,144,040
                                                 ===========       ===========


           See accompanying notes to condensed financial statements.

                        CADUS PHARMACEUTICAL CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Nine Months Ended
                                                          September 30,
                                                      2001             2000
                                                  ------------     ------------

License and maintenance fees                      $    100,000     $    723,470
                                                  ------------     ------------
        Total revenues                                 100,000          723,470
                                                  ------------     ------------
Costs and expenses:
    General and administrative expenses                812,547        1,451,793
    (Gain) loss of equity in other ventures             (3,805)         840,656
    (Gain) on sale of equipment                             --         (100,000)
                                                  ------------     ------------
        Total costs and expenses                       808,742        2,192,449
                                                  ------------     ------------
Operating loss                                        (708,742)      (1,468,979)
                                                  ------------     ------------

Other income:
    Interest income                                    714,840          214,735
    Net reimbursement of SIBIA litigation costs        125,616               --
    Gain on reversal of litigation judgment,
      net of legal fees                                     --       18,841,489
                                                  ------------     ------------
        Total other income                             840,456       19,056,224
                                                  ------------     ------------
Income before income taxes                             131,714       17,587,245
Income taxes                                                --          (16,181)
                                                  ------------     ------------
        Net income                                $    131,714     $ 17,603,426
                                                  ============     ============
Basic and diluted net income per share            $       0.01     $       1.34
                                                  ============     ============

Weighted average shares of common stock
  outstanding - basic and diluted                   13,144,040       13,130,140
                                                  ============     ============

           See accompanying notes to condensed financial statements.

                        CADUS PHARMACEUTICAL CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30,
                                                       2001            2000
                                                   ------------    ------------

Cash flows from operating activities:
  Net income                                       $    131,714    $ 17,603,426
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization of patent costs                         60,679          60,679
    (Gain) loss of equity in other ventures              (3,805)        840,656
    (Gain) on sale of equipment                              --        (100,000)
    Amortization of deferred revenue                         --         (23,470)
    Reserve for litigation damages                           --         776,058
  Changes in assets and liabilities:
    Decrease in due from officer and director                --         294,636
    Increase in prepaid and other assets                (34,472)       (106,531)
    Decrease in accounts payable                             --         (17,644)
    Increase in accrued expenses and other
    current liabilities                                 115,652         941,383
                                                   ------------    ------------
Net cash provided by operating activities               269,768      20,269,193
                                                   ------------    ------------
Cash flows from investing activities:
  Increase in restricted cash                                --        (762,492)
  Proceeds from sale of equipment                            --         100,000
                                                   ------------    ------------
Net cash used in investing activities                        --        (662,492)
                                                   ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock upon
  exercise of stock options                                  --         155,660
                                                   ------------    ------------
Net cash provided by financing activities                    --         155,660
                                                   ------------    ------------
Net increase in cash and cash equivalents               269,768      19,762,361
Cash and cash equivalents - beginning of period      24,383,352       5,082,212
                                                   ------------    ------------
Cash and cash equivalents - end of period          $ 24,653,120    $ 24,844,573
                                                   ============    ============


           See accompanying notes to condensed financial statements.

                        CADUS PHARMACEUTICAL CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

Note - 1   ORGANIZATION AND BASIS OF PREPARATION

           The information presented as of September 30, 2001 and for the three and nine month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2000 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

           The results of operations for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

Note - 2   NET INCOME PER SHARE

           For the three and nine month periods ended September 30, 2001 and 2000, basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted net income per share is the same as basic net income per share since the inclusion of 609,309 shares of potential common stock equivalents (stock options and warrants) in the computations would be anti-dilutive.

Note - 3   PATENT LITIGATION

           In July 1996, SIBIA Neurosciences, Inc. ("SIBIA") (which was acquired by Merck and Co. in 1999) commenced a patent infringement action against the Company alleging infringement by the Company of a patent concerning the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays, and seeking injunctive relief and monetary damages. On December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999 the United States District Court granted injunctive relief that precluded the Company from using the method claimed in SIBIA's patent. The Company appealed the judgment and deposited $18.5 million in escrow to secure payment of the judgment in the event the Company were to lose the appeal and recorded a reserve for litigation damages. Interest earned on the escrow account was added to the reserve for litigation damages. On September 6, 2000 the Court of Appeals ruled in favor of the Company stating the claims of the SIBIA patent asserted against the Company were invalid. On October 30, 2000, the U.S. District Court set aside the $18.0 million judgment in favor of SIBIA and vacated the injunction against the Company. The Company obtained the release of the cash escrow of $19.9 million representing the original $18.5 million and interest that accumulated thereon. The reserve for litigation of $18,841,489 (net of direct legal costs of $1 million) was reversed and credited to the statement of operations for the quarter ended September 30, 2000. Pursuant to a court order, the Company received in February 2001 a $155,402 reimbursement of SIBIA litigation costs, which was partially offset by legal costs incurred of $29,786.


Note - 4   NON-EXCLUSIVE LICENSE OF YEAST TECHNOLOGY

           In February 2000, the Company licensed to OSI Pharmaceuticals Inc. ("OSI"), on a non- exclusive basis, its yeast technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to the Company a license fee of $100,000 and an access fee of $600,000, which were recorded as license fee revenue in the first quarter of 2000. OSI also paid a supplemental license fee of $250,000 in December 2000 when the injunction obtained by SIBIA was dissolved. OSI also pays an annual maintenance fee of $100,000 which it is obligated to pay until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice.


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

The Company has incurred operating losses in each year since its inception. At September 30, 2001, the Company had an accumulated deficit of approximately $33.9 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

REVENUES

There were no revenues for the three months ended September 30, 2001. The revenues for the three months ended September 30, 2000 were $23,470 representing the amortization of license fees.

OPERATING EXPENSES

General and administrative expenses decreased to $163,639 for the three months ended September 30, 2001 from $251,701 for the same period in 2000. The decrease is attributable primarily to a decrease in legal costs of approximately $118,000 offset by increases of approximately $21,000 in patent costs and license fees.

OTHER INCOME

Interest income for the three months ended September 30, 2001 increased to $185,346 from $71,394 for the same period in 2000. The increase is attributable primarily to the increase in the Company's unrestricted cash equivalent balances as compared to the same period in 2000 as a result of the release of funds that were held in escrow in connection with the SIBIA litigation.

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

EQUITY IN OTHER VENTURES

For the three months ended September 30, 2001 the Company recognized a net gain of $1,826 in its investment in Laurel Partners Limited Partnership ("Laurel"). The loss for the same period in 2000 was $126,418 representing a net gain in Laurel of $3,379 and losses of $129,797 in Axiom Biotechnologies, Inc. ("Axiom"). The Company's investment in Axiom was written down to zero in the fiscal year 2000.

NET INCOME

Net income for the three months ended September 30, 2001 decreased to $23,533 from net income of $18,574,415 for the same period in 2000. The net income for the same period in 2000 was principally attributable to the reversal of the SIBIA litigation judgment.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

REVENUES

Revenues for the nine months ended September 30, 2001 decreased to $100,000 from $723,470 for the same period in 2000. This decrease is attributable primarily to the Company not receiving an access fee similar to the $600,000 it received in February 2000 in connection with its licensing agreement with OSI.

OPERATING EXPENSES

General and administrative expenses decreased to $812,547 for the nine months ended September 30, 2001 from $1,451,793 for the same period in 2000. Such expenses for the nine months ended September 30, 2000 included $607,500 in compensation (including $497,500 in severance) paid to the Company's former Chief Executive Officer. The Company does not currently compensate its Chief Executive Officer. General and administrative expenses for the nine months ended September 30, 2001 principally consisted of patent maintenance costs, professional fees and insurance costs.

OTHER INCOME

Interest income for the nine months ended September 30, 2001 increased to $714,840 from $214,735 for the same period in 2000. The increase is attributable primarily to the increase in the Company's unrestricted cash equivalent balances as compared to the same period in 2000 as a result of the release of funds that were held in escrow in connection with the SIBIA litigation.

Pursuant to a court order, the Company received in February 2001 a $155,402 reimbursement of SIBIA litigation costs which was partially offset by legal costs incurred of $29,786.

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

EQUITY IN OTHER VENTURES

For the nine months ended September 30, 2001 the Company recognized a net gain of $3,805 in Laurel. The loss for the same period in 2000 was $840,656 representing losses in Laurel of $6,243 and in Axiom of $834,413. The Company's investment in Axiom was written down to zero in the fiscal year 2000.

NET INCOME

Net income for the nine months ended September 30, 2001 decreased to $131,714 from net income of $17,603,426 for the same period in 2000. The net income for the same period in 2000 was principally attributable to the reversal of the SIBIA litigation judgment.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001 the Company held cash and cash equivalents of $24.7 million. The Company's working capital at September 30, 2001 was $24.6 million.

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

The Company believes that its existing capital resources, together with interest income, will be sufficient to support its operations through mid-2003. This forecast of the period of time through which the

Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to license its technologies and otherwise realize value from its assets; the transactions, if any, arising from the Company's efforts to acquire technologies or products or to acquire or invest in companies; and the expenses of pursuing such transactions.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets, eliminates further amortization of goodwill and intangible assets that have indefinite useful lives, and requires periodic evaluations of impairment of goodwill balances and intangible assets. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 will have no effect on the Company's financial position or results of operations. SFAS 142 will require the Company to reassess the useful lives of its capitalized patent costs reflected in the accompanying balance sheets as other assets. The Company amortized $60,679 of capitalized patent costs during the nine month periods ended September 30, 2001 and 2000. The Company is currently assessing the impact of the adoption of SFAS 142.

SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") requires recognition of fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the recorded asset where the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS 143 is effective beginning January 1, 2003.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and is effective for financial statements issued for fiscal years beginning January 1, 2002.

The adoption of these standards should not have a significant effect on the Company's financial position and results of operations.

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

                           CADUS PHARMACEUTICAL CORPORATION
                           (REGISTRANT)


Date: November 9, 2001     By: /s/ RUSSELL D. GLASS
                               -------------------------------------------------
                               Russell D. Glass
                               President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

                                  EXHIBIT INDEX


     There are no exhibits being filed as part of this Quarterly Report on Form 10-Q.