Form 10-K
period 2001-12-31
CADUS PHARMACEUTICAL CORP
filed 2002-03-29
CIK 911148

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                     December 31, 2001.
                          ----------------------------------

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission File Number 0-28674
--------------------------------------------------------------------------------

                        CADUS PHARMACEUTICAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  13-3660391
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

           767 Fifth Avenue
           New York, New York                                   10153
----------------------------------------------------         ----------
      (Address of principal executive offices)               (Zip Code)

Company's telephone number, including area code:            (212) 702-4315
                                                          ------------------

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

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           The aggregate market value of Common Stock held by non-affiliates of the Company, computed by reference to the closing price on March 15, 2002, was $9,492,143.

           Number of shares outstanding of each class of Common Stock, as of March 15, 2002: 13,144,040 shares.

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

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

           Cadus Pharmaceutical Corporation ("Cadus") was incorporated under the laws of the State of Delaware in January 1992 and until July 30, 1999 devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, Cadus sold its drug discovery assets to OSI Pharmaceuticals, Inc. (OSI") and ceased its internal drug discovery operations and research efforts for collaborative partners. In December 2001, Cadus formed a wholly owned subsidiary, Cadus Technologies, Inc. (the "Subsidiary"), and transferred all of its patents, patent applications, know how, licenses and drug discovery technologies to the Subsidiary. Cadus and the Subsidiary (collectively, the "Company") are currently seeking to (i) realize value from their assets and (ii) use a portion of their available cash to acquire technologies or products or to acquire or invest in companies. The Subsidiary is currently seeking to license its drug discovery technologies.

           On July 30, 1999, Cadus sold to OSI, pursuant to an asset purchase agreement, its drug discovery programs focused on G Protein-coupled receptors,
its  directed  library  of  approximately   150,000  small
molecule compounds specifically designed for drug discovery in the G Protein-coupled receptor arena, its collaboration with Solvay Pharmaceuticals B.V. ("Solvay Pharmaceuticals"), its lease to its research facility in Tarrytown, New York together with the furniture and fixtures and its lease to equipment in the facility, and its inventory of laboratory supplies. Pursuant to such sale transaction, OSI assumed the Cadus's lease to Cadus's research facility in Tarrytown, New York, Cadus's equipment lease with General Electric Capital Corporation ("GECC") and Cadus's research collaboration and license agreement with Solvay Pharmaceuticals. As consideration for the sale, Cadus received approximately $1,500,000 in cash and OSI assumed certain liabilities of Cadus relating to employees hired by OSI aggregating approximately $133,000. In addition, Cadus would be entitled to royalties and up to $3.0 million in milestone payments on the first product derived from compounds sold to OSI or from the collaboration with Solvay Pharmaceuticals. Cadus licensed to OSI on a non-exclusive basis certain technology solely to enable OSI to fulfill its obligations under the collaboration with Solvay Pharmaceuticals. Cadus also licensed to OSI on a non-exclusive basis certain proprietary software and technology relating to chemical resins in order to enable OSI to fully benefit from the compounds it acquired from Cadus. Cadus retained ownership of all its other assets, including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, and genetic engineering tools, its joint ownership of the human orphan G Protein-coupled receptors identified pursuant to its collaboration with Genomic Therapeutics Corporation, its proprietary software, its genomics databases related to G Protein-coupled receptors, all assays and technologies reverting to it from its collaboration with Bristol-Myers Squibb Company, its equity position in Axiom Biotechnologies Inc., Cadus's cash and cash equivalents, and the approximately $18.5 million plus interest thereon being held in escrow pending appeal of the verdict in favor of a plaintiff in a patent infringement action against Cadus (which verdict was subsequently reversed and the monies held in escrow were released to Cadus). Cadus ceased its drug discovery operations and research efforts for collaborators as a result of this transaction and terminated all employees who were not hired by OSI or who did not voluntarily resign, except for the Chief Executive Officer who resigned in April 2000.

           Prior  to  July  30,  1999,  Cadus  developed   several   proprietary
technologies that exploit the similarities between yeast and human genes to elucidate gene function and cell signaling pathways. In February 2000, Cadus licensed its yeast technologies and its bioinformatics software to OSI on a non-exclusive basis. In December 2001, Cadus transferred all of its patents, patent applications, know how, licenses and drug discovery technologies to the Subsidiary. In December 2001, the Subsidiary licensed its yeast technologies to a major pharmaceutical company on a non-exclusive basis. The Subsidiary is seeking to license these technologies to other third parties on a non- exclusive basis. Three of these technologies are used to identify small molecules that act as agonists or antagonists to cell surface receptors: (i) a hybrid yeast cell technology that expresses a functioning human receptor and a portion of its signaling pathway in a yeast cell, (ii) the Autocrine Peptide Expression ("Apex(TM)") system that expresses in a hybrid yeast cell both a known human ligand and the receptor that is activated by that ligand and (iii) the Company's Self Selecting Combinatorial Library ("SSCL(TM)") technologies, which are used to identify a ligand that activates a targeted orphan receptor (a receptor whose function is not known).

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

THE COMPANY'S DRUG DISCOVERY TECHNOLOGIES

           The Company has developed several proprietary drug discovery technologies that address many of the limitations of traditional drug discovery methods, including tools used to screen for compounds that act as agonists or antagonists to cell surface receptors and tools used to identify ligands to targeted orphan receptors. The Subsidiary is currently seeking to license these technologies on a non-exclusive basis to third parties.

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

INVESTMENT IN AXIOM BIOTECHNOLOGIES INC.

           Cadus has an equity interest in Axiom Biotechnologies Inc. ("Axiom") which is using its human cell based physio-genomics technology and pharmacology profiling systems in drug discovery, both internally and with collaborative partners. Russell D. Glass, the Company's Chief Executive Officer, is a director of Axiom.

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

LICENSING ARRANGEMENTS

           In February 2000, Cadus licensed to OSI, on a non-exclusive basis, its yeast technologies, including various reagents and its library of over 25,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license and a supplemental license fee of $250,000, which was paid in December 2000 after the lifting of the injunction obtained by a plaintiff in a patent infringement action against Cadus. OSI may terminate the license at any time on 30 days prior written notice. In December 2001, Cadus transferred its license with OSI to the Subsidiary.

           In December 2001, the Subsidiary licensed to a major pharmaceutical company, on a non- exclusive basis, its yeast technologies, including various reagents and its library of over 25,000 yeast strains. The licensee paid to the Subsidiary an up-front non-refundable fee of $500,000. The licensee is also obligated to pay to the Subsidiary an additional $1,000,000 if the licensee achieves a research milestone. The license terminates on December 31, 2006; however the licensee may extend the term for additional one-year periods by paying to the Subsidiary $250,000 for each one- year extension. The Subsidiary is seeking to license its yeast technologies to other third parties on a non-exclusive basis.

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

           The Subsidiary relies upon patents and trade secrets to protect its proprietary technologies. As of March 15, 2002, the Subsidiary was the assignee of seven issued U.S. patents covering aspects of its yeast technology and was the exclusive worldwide licensee of three issued U.S. patents for use in drug discovery. In addition, as of such date, the Subsidiary had filed or held licenses to 18 other U.S. patent applications, as well as related foreign patent applications.

           Cadus has obtained from Duke University an exclusive worldwide license to three issued U.S. patents and U.S. and international patent applications covering hybrid yeast cell technologies, which Cadus transferred to the Subsidiary in December 2001. These patents and patent applications are directed to hybrid yeast cells engineered to express human G Protein-coupled receptors and to methods of their use. In consideration for such license, the Subsidiary pays a minimum annual royalty and is required to make payments upon the achievement by the Subsidiary of certain drug development milestones and to pay royalties (net of minimum royalties) on the sale of drugs by the Subsidiary which were initially identified by the Subsidiary through the use of the licensed technology. In lieu of milestones and royalty payments on sales of drugs by sublicensees initially identified by sublicensees through the use of the licensed technology, the Subsidiary pays an annual fee (net of the minimum annual royalty) for each sublicense granted by it to such technology.

           Cadus has also filed patent applications based on inventions by Cadus's scientists directed to hybrid yeast cells and yeast cells engineered to produce both peptide libraries and human proteins that can function in certain signal transduction pathways of the engineered yeast cell. These applications seek to protect aspects of the APEX(TM) and SSCL(TM) technologies. Cadus has also filed patent applications directed to methods, constructs and reagents, including engineered cells, for discovering ligands to orphan receptors. Peptides, and mimetics thereof, which have been discovered using the SSCL(TM) technology are also covered in these patent applications both as compositions and for their therapeutic use. Cadus transferred these patent applications to the Subsidiary in December 2001.

           The Company has granted a non-exclusive license to use several of its patents and patent applications relating to its yeast-based technologies to OSI and, for certain limited purposes, to a major pharmaceutical company and Solvay Pharmaceuticals.

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

           In July 1996, SIBIA Neurosciences, Inc. ("SIBIA") (which was acquired by Merck & Co. in 1999) commenced a patent infringement action against Cadus alleging infringement by Cadus of a patent concerning the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999 the United States District Court granted SIBIA's request for injunctive relief that precluded Cadus from using the method claimed in SIBIA's patent. On February 26, 1999, the United States District Court denied Cadus's motions to set aside the jury verdict, to grant a new trial and to reduce or set aside the $18.0 million judgment awarded by the jury. Cadus appealed the judgment. In order to stay execution pending appeal of the $18.0 million judgment obtained by SIBIA, in March 1999, Cadus deposited $18.5 million in escrow to secure payment of the judgments in the event Cadus were to lose the appeal. On September 6, 2000 the United States Court of Appeals ruled in favor of Cadus and overturned the prior judgment entered by the U.S. District Court. The Court of Appeals ruled that the claims of the SIBIA patent asserted against Cadus were invalid and that the District Court erred in denying Cadus's motion for judgment as a matter of law on the issue of invalidity. On October 30, 2000, the U.S. District Court set aside the $18.0 million judgment in favor of SIBIA and vacated the injunction against Cadus. Separately, in October 2000, Cadus obtained the release of the cash escrow of $19.9 million representing the original $18.5 million and interest that accumulated thereon.

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

           The Company is also subject to  regulation  under other  Federal laws and regulation under state and local laws, including laws relating to occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control. Although the Company believes that it is in compliance with these laws and regulations in all material respects, there can be no assurance that it will not be required to incur significant costs to comply with environmental and other laws or regulations in the future.

EMPLOYEES

           As of March 15, 2002, the Company had no employees. Russell D. Glass, the Chief Executive Officer of Cadus and the Subsidiary, is not an employee of Cadus or the Subsidiary and is serving as the Chief Executive Officer of Cadus and the Subsidiary without compensation.

ITEM 2.  PROPERTIES.

           Cadus leases storage space in Tarrytown, New York.

ITEM 3.  LEGAL PROCEEDINGS.

           The Company is not a party to any legal proceedings. In March 2002, the arbitrator in the arbitration proceeding commenced against Cadus by Philip
N. Sussman, the former Senior Vice President, Finance and Corporate Development, and Chief Financial Officer of Cadus, ruled in favor of Mr. Sussman and awarded him approximately $750,000 in severance pay, interest and attorneys and other costs and fees.

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.

           No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           Cadus's common stock, $.01 par value per share (the "Common Stock"), was traded on the Nasdaq National Market under the symbol KDUS until September 27, 1999 when it was delisted. Since September 27, 1999, Cadus's Common Stock has traded on the over-the-counter bulletin board under the symbol KDUS.OB. The table below sets forth the high and low sales price per share of the Common Stock for the periods indicated, as reported by the Nasdaq National Market or the over-the-counter bulletin board, as the case may be.

           FISCAL YEAR 2001                                  HIGH         LOW
           First quarter ended March 31, 2001                $1.09        $0.63
           Second quarter ended June 30, 2001                $1.12        $0.77
           Third quarter ended September 30, 2001            $1.00        $0.75
           Fourth quarter ended December 31, 2001            $1.20        $0.81

           FISCAL YEAR 2000                                  HIGH         LOW
           First quarter ended March 31, 2000                $5.56        $0.30
           Second quarter ended June 30, 2000                $2.00        $0.69
           Third quarter ended September 30, 2000            $1.72        $0.53
           Fourth quarter ended December 31, 2000            $1.22        $0.38

           As of March 15, 2002, there were approximately 67 holders of record of Cadus's Common Stock.

           Cadus has not declared or paid any cash dividends on its Common Stock during the past two fiscal years and does not anticipate paying any such dividends in the foreseeable future. Cadus intends to retain any earnings for the growth of and for use in its business.

           EQUITY COMPENSATION PLAN INFORMATION.

           The following table sets forth certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of Cadus were authorized for issuance as of December 31, 2001:


-----------------------------------------------------------------------------------------------------------------------
                                            (a)                          (b)                             (c)
-----------------------------------------------------------------------------------------------------------------------
Plan Category                          Number of                  Weighted-average                Number of securities
                                       securities to be           exercise price of               remaining available
                                       issued upon                outstanding options,            for future issuance
                                       exercise of                warrants and rights             under equity
                                       outstanding                                                compensation plans
                                       options, warrants                                          (excluding securities
                                       and rights                                                 reflected in column
                                                                                                  (a))
-----------------------------------------------------------------------------------------------------------------------
Equity compensation                     285,906                         $1.68                       1,736,221
plans approved by
security holders
-----------------------------------------------------------------------------------------------------------------------
Equity compensation                     323,403                         $2.42                               0
plans not approved by
security holders
-----------------------------------------------------------------------------------------------------------------------
Total                                   609,309                         $2.08                       1,736,221
-----------------------------------------------------------------------------------------------------------------------

           RECENT SALES OF UNREGISTERED SECURITIES.

           Within the past three years, Cadus has not issued and sold securities that were not registered under the Securities Act of 1933, as amended (the "Act").

ITEM 6.  SELECTED FINANCIAL DATA.

           The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included elsewhere in this report.

                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                 2001               2000                1999            1998               1997
                                                 ----               ----                ----            ----               ----
                                                                    (dollars in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues                                    $        600       $        979       $      6,028    $     12,576       $      9,013
Operating costs and expenses:
            Research and development                --                 --                9,116          15,389             11,561
           General and administrative              1,079              1,652              3,643           8,977              4,092
                                            ------------       ------------       ------------    ------------       ------------
           Total operating costs and
                    expenses                       1,079              1,652             12,759          24,366             15,653
                                            ------------       ------------       ------------    ------------       ------------
                 Operating loss                     (479)              (673)            (6,731)        (11,790)            (6,640)
Net income (loss) .......................          $(317)(1)        $18,051(2)         ($8,524)       ($29,690)(3)        ($5,411)
                                            ============       ============       ============    ============       ============
Basic and diluted net income (loss)
                    per share                     $(0.02)             $1.37             ($0.65)         ($2.32)            ($0.44)
                                            ============       ============       ============    ============       ============
      Shares used in calculation of basic
             and diluted net (loss)
             income per share                 13,144,040         13,133,615         13,068,940      12,811,525         12,225,463

                                                                        DECEMBER 31,
                                                                        ------------
                                         2001         2000           1999           1998          1997
                                         ----         ----           ----           ----          ----
                                                                (in thousands)
BALANCE SHEET DATA:
          Cash and cash equivalents   $ 24,469    $ 24,383(4)    $  5,082(4)    $ 10,976(4)    $ 36,762
                 Total assets           26,201      25,709         26,699         36,587         42,241
              Short-term debt             --          --             --             --              150
              Accumulated deficit      (34,322)    (34,005)       (52,056)       (43,532)       (13,842)
Stockholders' equity ...............    25,356      25,672          7,465         15,989         40,500

Cadus has not paid any dividends since its inception and does not anticipate paying any dividends on its common stock in the foreseeable future.


            (1) The net loss of $317,000 for the year ended December 31, 2001 includes an arbitration award of approximately $750,000 to a former employee and a $155,402 reimbursement of SIBIA litigation costs offset by legal costs of $29,786.

            (2) The net income of $18.1 million for the year ended December 31, 2000 includes the reversal of the reserve for litigation damages of $18.8 million (net of legal costs) as a result of the reversal by the Court of Appeals on September 6, 2000 of the judgment that had been obtained by SIBIA in December 1998.

            (3) The net loss of $29.7 million for the year ended December 31, 1998 includes an $18.5 million reserve for litigation damages with respect to the patent infringement litigation with SIBIA.

            (4) In order to stay execution pending appeal of the $18.0 million judgment obtained by SIBIA, in March 1999, Cadus deposited $18.5 million in escrow to secure payment of the judgment in the event Cadus were to lose the appeal. Such $18.5 million was classified, as of December 31, 1998, as "restricted cash noncurrent" and Cadus's "cash and cash equivalents" was reduced by $18.5 million. Interest earned on the restricted cash has been added to restricted cash. Upon the reversal of such judgment by the Court of Appeals on September 6, 2000 the cash ceased to be classified as "restricted" and was included in "cash and cash equivalents".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Cadus was incorporated in 1992 and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, Cadus sold its drug discovery assets to OSI Pharmaceuticals, Inc. ("OSI") and ceased its internal drug discovery operations and research efforts for collaborative partners. Cadus terminated all employees who were not hired by OSI or who did not voluntarily resign except for the Chief Executive Officer, who resigned in April 2000.

The Company has incurred operating losses in each year since its inception, including an operating loss of approximately $477,000 during the year ended December 31, 2001. At December 31, 2001, the Company had an accumulated deficit of approximately $34.3 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses.

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, "Significant Accounting Policies"

REVENUE RECOGNITION. We have entered into various license agreements with other pharmaceutical companies. Up-front non-refundable fees received under license agreements are generally recognized over the term of the related research period. Up-front non-refundable fees received under license agreements which do not require any further research and development activities on the part of the Company are recognized upon receipt. Milestone payments, which reduce the development risk associated with a product and are determinable based on the terms of the collaboration agreement, are typically progress payments for specific events of development, such as completion of pre-clinical or clinical activities, regulatory submission or approval, or manufacturing objectives prior to commercialization of a product. Milestone payments are generally non-refundable and the amount of revenue recognized during an accounting period is determined by the nature of the contracted provision included in the collaboration agreements.

ACCOUNTING FOR INCOME TAXES. As part of the process of preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

RESULTS OF OPERATIONS

           YEARS ENDED DECEMBER 31, 2001 AND 2000

           REVENUES

           Revenues for 2001 decreased to $600,000 from $978,500 in 2000. This decrease is primarily attributable to the Company receiving less licensing fees.

           OPERATING EXPENSES

           General and administrative expenses decreased to $1.1 million for 2001 from $1.7 million for 2000. This decrease was attributable primarily to the elimination of approximately $608,000 in compensation to the former Chief
Executive Officer (including $497,500 in severance) offset in part by an increase in patent maintenance costs and professional fees of approximately $150,000.

           NET INTEREST INCOME

           Net interest income for 2001 increased to $838,000 from $639,000 in 2000. This increase is attributable primarily to the increase in the Company's unrestricted cash equivalent balances as compared to 2000 as a result of the release of funds that were held in escrow in connection with the SIBIA litigation.

           EQUITY IN OTHER VENTURES

           Equity in other ventures in 2001 reflects income of $3,086 from the Company's investment in Laurel Partners Limited Partnership. The investment in Axiom Biotechnologies, Inc. has been written down to zero as of December 31, 2000.

           GAIN ON REVERSAL OF LITIGATION JUDGMENT

           In 2001, pursuant to a court order the Company received $155,402 in reimbursement of SIBIA litigation costs which was partially offset by legal costs incurred of $29,786. The $18,841,489 gain recognized in 2000 was the result of the United States Court of Appeals ruling in favor of the Company overturning a 1998 judgment by the U.S. District Court in the patent infringement suit filed by SIBIA.

           SETTLEMENT OF ARBITRATION

           In March 2002, the arbitrator in the arbitration proceeding commenced against Cadus by Philip N. Sussman, the former Senior Vice President, Finance and Corporate Development, and Chief Financial Officer of Cadus, ruled in favor of Mr. Sussman and awarded him approximately $750,000 in severance pay, interest and attorneys and other costs and fees.

           NET (LOSS) INCOME

           The net loss for 2001 was $317,000 compared to net income of $18.1 million in 2000. This decrease is primarily attributable to the approximately $18.8 million gain on the reversal of the SIBIA litigation judgment being recognized in 2000 and there being no comparable gain in 2001 and the arbitration award in 2001 of approximately $750,000 against Cadus in favor of a former employee.

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

LIQUIDITY AND CAPITAL RESOURCES

           At December 31, 2001 the Company held cash and cash equivalents of $24.5 million. The Company's working capital at December 31, 2001 was $24.2 million.

           On July 30, 1999, Cadus sold its drug discovery assets to OSI and ceased its internal drug discovery operations and research efforts for collaborative partners. Pursuant to such sale transaction, OSI assumed, among other things, Cadus's lease to the Company's research facility in Tarrytown, New York and Cadus's equipment lease with General Electric Capital Corporation. Cadus terminated all employees who were not hired by OSI or who did not voluntarily resign, except for the Chief Executive Officer. As a result of the foregoing, Cadus ceased to have research funding revenues and substantially reduced its operating expenses.

           In February 2000, Cadus licensed to OSI, on a non-exclusive basis, its yeast technologies. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license and a supplemental license fee of $250,000 which was paid in December 2000 after the lifting of the injunction obtained by SIBIA. OSI may terminate the license at any time on 30 days prior written notice. In December 2001, Cadus transferred its license with OSI to the Subsidiary.

           In December 2001, the Subsidiary licensed to a major pharmaceutical company, on a non- exclusive basis, its yeast technologies. The licensee paid to the Subsidiary an up-front non- refundable fee of $500,000. The licensee is also obligated to pay to the Subsidiary an additional $1,000,000 if the licensee achieves a research milestone. The license terminates on December 31, 2006; however, the licensee may extend the term for additional one-year periods by paying to the Subsidiary $250,000 for each one-year extension.

           The Company believes that its existing resources, together with interest income, will be sufficient to support its current and projected funding requirements through the end of 2003. This forecast of the period of time through which the Company's financial resources will be adequate to support its operation is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to license its technologies and otherwise realize value from its assets, the transactions, if any arising from the Company's efforts to acquire technologies or products or to acquire or invest in companies and the expenses of pursuing such transactions.

           At December 31, 2001 the Company had tax net operating loss carryforwards of approximately $28.4 million and research and development credit carryforwards of approximately $2.5 million which expire in years 2009 through 2020. The Company's ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986.


RECENT ACCOUNTING PRONOUNCEMENTS

           In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets, eliminates further amortization of goodwill and intangible assets that have indefinite useful lives, and requires periodic evaluations of impairment of goodwill balances and intangible assets. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Live Assets to be Disposed Of." SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 will have no effect on the Company's financial position or results of operations. SFAS 142 will require the Company to reassess the useful lives of the capitalized patent costs reflected in the accompanying balance sheets as other assets. The Company amortized $80,905 of capitalized patent costs during the years ended December 31, 2001 and 2000. The Company is currently assessing the impact of the adoption of SFAS 142.

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We are currently assessing the impact of SFAS No. 144 on our financial position and results of operations.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE.

             None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

           Information with respect to the executive officers and directors of Cadus as of March 15, 2002 is set forth below:

NAME                                 AGE       POSITION
----                                 ---       --------
Russell D. Glass                     39        Chief Executive Officer,
                                               President and Director

James R. Broach, Ph.D.               53        Director

Carl C. Icahn                        66        Director

Peter S. Liebert, M.D.(1)            66        Director

Professor Siegfried G. Schaefer      53        Director

Jack G. Wasserman (1)                64        Director

----------

(1)  Member of the Compensation Committee.


           RUSSELL D. GLASS became a director of Cadus in June 1998 and President and Chief Executive Officer in April 2000. From April 1998 until 2002 Mr. Glass served as President and Chief Investment Officer of Icahn Associates Corp., a diversified investment firm, and as Vice-Chairman and Director of Lowestfare.com, Inc., an internet travel reservations company. Previously, Mr. Glass had been a partner in Relational Investors LLC, from 1996 to 1998, and in Premier Partners Inc., from 1988 to 1996, firms engaged in investment research and management. From 1984 to 1986 he served as an investment banker with Kidder, Peabody & Co. Previously, Mr. Glass served as a Director of Automated Travel Systems, Inc., a software development firm. He currently serves as a Director of Axiom Biotechnologies Inc., a developer of pharmacology profiling systems;
National Energy Group, Inc., an oil & gas exploration and production company; Next Generation Technology Holdings, Inc.; and the A.G. Spanos Corporation, a national real estate developer and owner of the NFL San Diego Chargers Football Club. Mr. Glass earned a B.A. in economics from Princeton University and an M.B.A. from the Stanford University Graduate School of Business.

           JAMES R. BROACH, PH.D., a scientific founder of Cadus and inventor of Cadus's yeast-based drug discovery technology, has been Director of Research of Cadus since its inception. He is and has been since

1984 a Professor at Princeton University in the Department of Molecular Biology. In 1984, Dr. Broach and his collaborators were the first ones to demonstrate that human genes could be successfully implanted into yeast cells. He received his Ph.D. in Biochemistry from University of California at Berkeley and his B.S. from Yale University.

           CARL C. ICAHN became a director of Cadus in July 1993. He was a Co-Chairman of the Board of Directors from May 1995 to May 1996. Mr. Icahn has served as Chairman of the Board and a Director of Starfire Holding Corporation (formerly Icahn Holding Corporation), a privately-held holding company, and Chairman of the Board and a Director of various subsidiaries of Starfire, including ACF Industries, Incorporated, a privately-held railcar leasing and manufacturing company, since 1984. He has also been Chairman of the Board and President of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, since 1968. Since November 1990, Mr. Icahn has been Chairman of the Board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. Since August 1998, he has also served as Chairman of the Board of Lowestfare.com, LLC, an internet travel reservations company. From October 1998, Mr. Icahn has been President and a Director of Stratosphere Corporation which operates the Stratosphere Hotel and Casino. Since September 29, 2000, Mr. Icahn has served as the Chairman of the Board of GB Holdings, Inc., GB Property Funding, Inc. and Great Bay Hotel & Casino, Inc. which owns and operates the Sands Hotel in Atlantic City, NJ. Mr. Icahn received his B.A. from Princeton University.

           PETER S. LIEBERT, M.D., became a director of Cadus in April 1995. Dr. Liebert has been a pediatric surgeon in private practice since 1968 and is affiliated with Babies Hospital of Columbia Presbyterian. He is Clinical Associate Professor of Surgery, College of Physicians and Surgeons, Columbia University. He is also Chairman of the Board of Rx Vitamins, Inc. Dr. Liebert holds an M.D. from Harvard University Medical School and a B.A. from Princeton University.

           PROFESSOR SIEGFRIED G. SCHAEFER became a director of Cadus in January 1998. Dr. Schaefer has been head of worldwide research at Solvay Pharmaceuticals since July 1997 and the head of research at a Dutch division of Solvay Pharmaceuticals from May 1996 to July 1997. From September 1992 to July 1997 Dr. Schaefer was a department head for project management at an affiliate of Solvay Pharmaceuticals. Dr. Schaefer has a Ph.D. in Biology from the University of Bochum and a Doctorate in Pharmacology and Toxicology from the University of Munich. Dr. Shaefer is currently a Professor at the University of Hamburg in the Department of Pharmacology and Toxicology.

           JACK G. WASSERMAN became a director of Cadus in May 1996. For the past five years, Mr. Wasserman has been a senior partner in Wasserman, Schneider, Babb & Reeds, a New York law firm that concentrates its practice in legal matters relating to international trade. Mr. Wasserman is a director of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate. Mr. Wasserman is also a director of National Energy Group, Inc., a public company engaged in oil exploration. Mr. Wasserman received a B.A. from Adelphi

University, a J.D. from Georgetown University and a Graduate Diploma from the Johns Hopkins University School of Advanced International Studies.

           Directors are elected by the stockholders of Cadus at each annual meeting of stockholders and serve until the next annual meeting of stockholders and until their successors are elected and qualified or until their earlier removal or resignation.

           The Board of Directors of Cadus has a Compensation Committee, consisting of Messrs. Liebert and Wasserman, which makes recommendations regarding salaries and incentive compensation for employees of and consultants to Cadus and which administers the 1993 Stock Option Plan and the 1996 Incentive Plan.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Exchange Act requires Cadus's directors and executive officers, and persons who own more than ten percent of a registered class of Cadus's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock of Cadus. Reporting persons are required by SEC regulation to furnish the Company with copies of all such filed reports. To Cadus's knowledge, based solely on a review of copies of such filed reports furnished to Cadus, all of Cadus's directors, officers and greater than ten percent beneficial owners made all required filings during fiscal year 2001 in a timely manner.

ITEM 11.  EXECUTIVE COMPENSATION.

           The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus in all capacities for the fiscal years ended December 31, 2001, 2000 and 1999, by its Chief Executive Officer and each of the Cadus's other executive officers whose total salary and bonus exceeded $100,000 during 2001 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM
                                                                                               COMPENSATION
                                                                                                  AWARDS
                                                                                               ------------
                                                                                                SECURITIES
                                                                   ANNUAL COMPENSATION          UNDERLYING            ALL OTHER
          NAME AND PRINCIPAL POSITION                              -------------------          OPTIONS (#)         COMPENSATION
          ---------------------------                                                           -----------         ------------
                                                      YEAR    SALARY ($)         BONUS ($)
                                                      ----    ----------         ---------
Russell D. Glass (1)............................      2001        --                 --             --                   --
   President and Chief Executive                      2000        --                 --             --                   --
   Officer

-------------------
(1) Mr. Russell D. Glass became the Company's President and Chief Executive Officer in April 2000. He serves in such capacity without compensation.


OPTION GRANTS

           The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2001 by Cadus to the Named Executive Officers:

                                                       OPTION GRANTS IN LAST FISCAL YEAR

                                                             INDIVIDUAL GRANTS
                                  -----------------------------------------------------------------
                                                                                                        POTENTIAL REALIZABLE VALUE
                                                       PERCENT OF                                         AT ASSUMED ANNUAL RATES
                                                         TOTAL                                                OF STOCK PRICE
                                   SECURITIES           OPTIONS                                           APPRECIATION FOR OPTION
                                   UNDERLYING          GRANTED TO         EXERCISE                               TERMS ($)
                                    OPTIONS           EMPLOYEES IN          PRICE          EXPIRATION     -----------------------
             NAME                 GRANTED (#)         FISCAL YEAR         ($/SHARE)           DATE             5%    10%
             ----                 -----------         -----------         ---------          ------            --    ---
Russell D. Glass...............       ---                  ---               ---              ---              --    --

OPTION EXERCISES AND HOLDINGS

           The following table sets forth certain information concerning each exercise of stock options, during the fiscal year ended December 31, 2001 by the Named Executive Officers and unexercised stock options held by the Named Executive Officers as of the end of such fiscal year.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                             NUMBER OF
                                                                       SECURITIES UNDERLYING             VALUE OF UNEXERCISED
                                                                      UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS AT
                                                                       DECEMBER 31, 2001(#)              DECEMBER 31, 2001($)
                                                                      ----------------------            ---------------------
                                     SHARES         AGGREGATE
                                  ACQUIRED ON         VALUE
            NAME                  EXERCISE (#)    REALIZED ($)        EXERCISABLE UNEXERCISABLE        EXERCISABLE UNEXERCISABLE
            ----                  ------------    ------------        ----------- -------------        ----------- -------------
Russell D. Glass.............         --                --                 --         --                    --         --

       INCENTIVE PLANS

1993 STOCK OPTION PLAN

           Cadus's 1993 Stock Option Plan (the "1993 Stock Option Plan") provides for the grant of options to purchase shares of Common Stock to officers, employees and consultants of the Company. The maximum number of shares of Common Stock that may be issued pursuant to the 1993 Stock Option Plan is 666,667 (plus any shares that are the subject of canceled or forfeited awards). Effective as of May 10, 1996, the 1993 Stock Option Plan was replaced by the 1996 Incentive Plan with respect to all future awards to the Company's employees and consultants. See "Incentive Plans -- 1996 Incentive Plan."

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

           During 2001, there were no stock options granted under the 1993 Stock Option Plan.

           As of March 15, 2002, an aggregate of 276,739 shares of Common Stock were subject to outstanding stock options granted under the 1993 Stock Option Plan. As of March 15, 2002, options to purchase 276,739 shares were exercisable at prices ranging from $1.37 to $3.51 per share.

           Cadus has registered the shares issuable upon exercise of stock options granted under the 1993 Stock Option Plan pursuant to a registration statement on Form S-8.

STOCK OPTION AGREEMENTS

           Cadus has granted non-qualified stock options to directors, officers, employees and consultants of Cadus by means of stock option agreements. During 2001, there were no stock options granted pursuant to stock option agreements. As of March 15, 2002, an aggregate of 323,403 shares of Common Stock were subject to outstanding stock options granted under stock option agreements, and options to purchase 323,403 shares under such option agreements were exercisable at prices ranging from $1.50 to $6.75 per share.

           Cadus has registered the shares issuable upon exercise of stock options granted under such stock option agreements pursuant to a registration statement on Form S-8.

1996 INCENTIVE PLAN

           Cadus's 1996 Incentive Plan (the "1996 Incentive Plan") was adopted by the Board of Directors and approved by the stockholders of Cadus in May 1996. The 1996 Incentive Plan replaced the 1993 Stock Option Plan, effective as of May 10, 1996, with respect to all future awards by Cadus to the Company's employees and consultants. However, while all future awards will be made under the 1996 Incentive Plan, awards made under the 1993 Stock Option Plan will continue to be administered in accordance with the 1993 Stock Option Plan. See "Incentive Plans -- 1993 Stock Option Plan." In December 1996, the Board of Directors of Cadus amended the 1996 Incentive Plan to (i) increase the maximum number of shares of Common Stock that may be the subject of awards under the 1996 Incentive Plan from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) and (ii) provide for the grant of stock options to directors of the Company . The stockholders of Cadus approved such amendments to the 1996 Incentive Plan in June 1997. In December 1997, the Board of Directors amended the 1996 Incentive Plan to increase the maximum number of shares of Common Stock that may be the subject of awards under the 1996 Incentive Plan from 833,334 to 1,833,334 (plus any shares that are the subject of canceled or forfeited awards). The stockholders of Cadus approved this amendment to the 1996 Incentive Plan in June 1998.

           The 1996 Incentive Plan is administered by the Compensation Committee, which has the power and authority under the 1996 Incentive Plan to determine which of Cadus's employees, consultants and directors will receive awards, the time or times at which awards will be made, the nature and amount of the awards, the exercise or purchase price, if any, of such awards, and such other terms and conditions applicable to awards as it determines to be appropriate or advisable.

           Options granted under the 1996 Incentive Plan may be either non-qualified stock options or options intended to qualify as incentive stock options under Section 422 of the Code. The term of incentive stock options granted under the 1996 Incentive Plan cannot extend beyond ten years from the date of grant (or five years in the case of a holder of more than 10% of the total combined voting power of all classes of stock of Cadus on the date of grant).

           Shares of Common Stock may either be awarded or sold under the 1996 Incentive Plan and may be issued or sold with or without vesting and other restrictions, as determined by the Compensation Committee.

           Under the 1996 Incentive Plan, the Compensation Committee may establish with respect to each option or share awarded or sold such vesting provisions as it determines to be appropriate or advisable. Unvested options will automatically terminate within a specified period of time following the termination of the holder's relationship with Cadus and in no event beyond the expiration of the term. Cadus may either repurchase unvested shares of Common Stock at their original purchase price upon the termination of the holder's relationship with the Company or cause the forfeiture of such shares, as determined by the Compensation Committee. All options granted and shares sold under the 1996 Incentive Plan to employees of the Company may, in the discretion of the Compensation Committee, become fully vested upon the occurrence of certain corporate transactions if the holders thereof are terminated in connection therewith.

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

           The Compensation Committee may also grant, in combination with non-qualified stock options and incentive stock options, stock appreciation rights ("Tandem SARs"), or may grant Tandem SARs as an addition to outstanding non-qualified stock options. A Tandem SAR permits the participant, in lieu of exercising the corresponding option, to elect to receive any appreciation in the value of the shares subject to such option directly from Cadus in shares of Common Stock. The amount payable by Cadus upon the exercise of a Tandem SAR is measured by the difference between the market value of such shares at the time of exercise and the option exercise price. Generally, Tandem SARs may be exercised at any time after the underlying option vests. Upon the exercise of a Tandem SAR, the corresponding portion of the related option must be surrendered and cannot thereafter be exercised. Conversely, upon exercise of an option to which a Tandem SAR is attached, the Tandem SAR may no longer be exercised to the extent that the corresponding option has been exercised. Nontandem stock appreciation rights ("Nontandem SARs") may also be awarded by the Compensation Committee. A Nontandem SAR permits the participant to elect to receive from Cadus that number of shares of Common Stock having an aggregate market value equal to the excess of the market value of the shares covered by the Nontandem

SAR on the date of exercise over the aggregate base price of such shares as determined by the Compensation Committee. With respect to both Tandem and Nontandem SARs, the Compensation Committee may determine to cause Cadus to settle its obligations arising out of the exercise of such rights in cash or a combination of cash and shares, in lieu of issuing shares only.

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

           The number and class of shares available under the 1996 Incentive Plan may be adjusted by the Compensation Committee to prevent dilution or enlargement of rights in the event of various changes in the capitalization of Cadus. At the time of grant of any award, the Compensation Committee may provide that the number and class of shares issuable in connection with such award be adjusted in certain circumstances to prevent dilution or enlargement of rights.

           The Board of Directors of Cadus may suspend, amend, modify or terminate the 1996 Incentive Plan. However, Cadus's stockholders must approve any amendment that would (i) materially increase the aggregate number of shares issuable under the 1996 Incentive Plan, (ii) materially increase the benefits accruing to employees under the 1996 Incentive Plan or (iii) materially modify the requirements for eligibility to participate in the 1996 Incentive Plan. Awards made prior to the termination of the 1996 Incentive Plan shall continue in accordance with their terms following such termination. No amendment, suspension or termination of the 1996 Incentive Plan shall adversely affect the rights of an employee or consultant in awards previously granted without such employee's or consultant's consent.

           As of March 15, 2002, an aggregate of 9,167 shares of Common Stock were subject to outstanding stock options granted under the 1996 Incentive Plan. As of March 15, 2002, stock options to purchase 9,167 shares were exercisable at prices ranging from $6.38 to $6.63 per share.

           Cadus has registered the shares issuable upon exercise of stock options granted or which may be granted under the 1996 Incentive Plan pursuant to a registration statement on Form S-8.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           Cadus's Compensation  Committee is composed of Peter Liebert and Jack
G. Wasserman. Neither Mr. Liebert nor Mr. Wasserman is or was an officer or employee of the Company.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      INTRODUCTION

           The Compensation Committee of the Board of Directors of Cadus is responsible for determining and administering the Company's compensation policies for the remuneration of Cadus's officers. The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective. In 2001, Cadus had no officers other than its current Chief Executive Officer who is serving in such capacity without compensation. Accordingly, the following report of the Compensation Committee is not directly applicable to calendar year 2001 but is presented for historical perspective.

      PHILOSOPHY

           Cadus's executive compensation program historically has sought to encourage the achievement of business objectives and superior corporate performance by the Cadus's executives. The program enables Cadus to reward and retain highly qualified executives and to foster a performance-oriented environment wherein management's long-term focus is on maximizing stockholder value through equity-based incentives. The program calls for consideration of the nature of each executive's work and responsibilities, unusual accomplishments or achievements on the Company's behalf, years of service, the executive's total compensation and the Company's financial condition generally.

      COMPONENTS OF EXECUTIVE COMPENSATION

           Historically, Cadus's executive employees have received cash-based and equity-based compensation.

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

           EQUITY-BASED COMPENSATION. Equity-based compensation principally has been in the form of stock options. The Compensation Committee and the Board believe that stock options represent an important component of a well-balanced compensation program. Because stock option awards provide value only in the event of share price appreciation, stock options enhance management's focus on maximizing long- term stockholder value and thus provide a direct relationship between an executive's compensation and the stockholders' interests. No specific formula is used to determine stock option awards for an employee. Rather, individual award levels are based upon the subjective evaluation of each employee's overall past and expected future contributions to the success of the Company.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

           The philosophy, factors and criteria of the Compensation Committee generally applicable to the Company's officers have historically been applicable to the Chief Executive Officer. However, the current Chief Executive Officer, Russell D. Glass, is serving in such capacity without compensation.

                     Peter Liebert
                     Jack G. Wasserman

COMPARATIVE STOCK PERFORMANCE GRAPH


           The following graph provides a comparison of the cumulative total return* for the Nasdaq Stock Market (US) Index, the Nasdaq Biotechnology Index and Cadus since December 31, 1996

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                    AMONG CADUS PHARMACEUTICAL CORPORATION,
                      THE NASDAQ STOCK MARKET (U.S.) INDEX
                       AND THE NASDAQ BIOTECHNOLOGY INDEX

            [Data below represents a line chart in the printed piece]

                 CADUS          NASDAQ            NASDAQ
            PHARMACEUTICAL   STOCK MARKET          BIO-
             CORPORATION       (U.S.)          TECHNOLOGY
            --------------   ------------      ----------
12/96          100.00          100.00            100.00
12/97           72.86          122.48             99.93
12/98           22.14          172.68            144.18
12/99            3.58          320.89            290.72
12/00            8.22          193.01            357.52
12/01           13.37          153.15            244.86



* $100 Invested on 12/31/96 in stock or index--including reinvestment of dividends. Fiscal year ending December 31.


           Corresponding index values and Cadus's Common Stock price values are given below:

                                       12/31/96  12/31/97  12/31/98 12/31/99    12/31/00  12/31/01
                                      ---------  --------  -------- --------    --------  --------
Cadus                                   100.00     72.86     22.14      3.58      8.22     13.37
Nasdaq Stock Market (U.S.) Index        100.00    122.48    172.68    320.89    193.01    153.15
Nasdaq Biotechnology Index              100.00     99.93    144.18    290.72    357.52    244.86
Cadus Closing Stock Price              $  8.750     6.375     1.938     0.313     0.719     1.170


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 2002 with respect to
(i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. All information is based upon ownership filings made by such persons with the Securities and Exchange Commission (the "Commission") or upon information provided by such persons to the Company.

                                                                                 NUMBER OF SHARES
                                                                                AMOUNT AND NATURE        PERCENTAGE OF OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                     OF BENEFICIAL OWNERSHIP           OWNED(2)
----------------------------------------                                     -----------------------     -------------------------
Carl C. Icahn............................................                           3,373,216(3)                25.64%
    767 Fifth Avenue
    New York, New York  10153
Bristol-Myers Squibb.....................................                           1,927,673                   14.67%
    P.O. Box 4000
    Route 206 and Province Line Road
    Princeton, New Jersey  08543-4000
Physica B.V. (4) ........................................                           1,599,942                   12.17%
    C.J. van Houtenlaan 36
    1381 CP Weesp
    The Netherlands
SmithKline Beecham Corporation...........................                             660,962(5)                 5.03%
    One Franklin Plaza
    Philadelphia, PA  19102
Charles Woler............................................                                ----                     *
James R. Broach..........................................                                ----                     *
Russell D. Glass.........................................                                ----                     *
Peter S. Liebert, M.D....................................                              20,334(6)                  *
Siegfried G. Schaefer, Ph.D..............................                           1,599,942(7)                12.17%
Jack G. Wasserman........................................                              14,500(8)                  *
All executive officers and directors as a................                           5,007,992(9)                37.99%
    group (7 persons)

----------

       * Less than one percent

(1) Except as otherwise indicated above, the address of each stockholder identified above is c/o the Company, 767 Fifth Avenue, New York, NY 10153. Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2) Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 15, 2002, that may be exercised within 60 days after such date for purposes of computing the percentage of Common Stock owned by such person, but not for purposes of computing the percentage of Common Stock owned by any other person.

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

(4)        Physica B.V. is an affiliate of Solvay Pharmaceuticals.

(5) Includes 330,481 shares of Common Stock held by SmithKline Beecham p.l.c., an affiliate of SmithKline Beecham Corporation.

(6) Includes 12,000 shares of Common Stock which Dr. Liebert currently has the right to acquire upon the exercise of stock options.

(7) Consists of 1,599,942 shares of Common Stock held by Physica B.V., an affiliate of Solvay Pharmaceuticals. Professor Schaefer is the head of worldwide research at Solvay Pharmaceuticals. Professor Schaefer may be deemed the beneficial owner of the 1,599,942 shares of Common Stock held by Physica B.V., but disclaims such beneficial ownership.

(8) Consists of 14,500 shares of Common Stock which Mr. Wasserman currently has the right to acquire upon the exercise of stock options.

(9) Includes (a) 38,500 shares of Common Stock issuable upon exercise of options and (b) 1,599,942 shares of Common Stock held by Physica B.V. See footnotes (3), (6), (7), (8) and (9).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           In August 1999, Cadus's guarantee of a $286,000 loan made to Dr. James Broach by a third party was called by such third party, which also foreclosed on $286,000 of cash collateral securing Cadus's guarantee. Dr. Broach executed and delivered to Cadus a $286,000 interest-bearing promissory note payable to the order of Cadus on August 31, 2000 to evidence his debt to Cadus arising from Cadus's guarantee of such loan. In March 2000, Dr. Broach prepaid the promissory note in its entirety.

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

(c)    Exhibits

EXHIBIT NO.              DESCRIPTION OF DOCUMENT


3.1 Amended and Restated Certificate of Incorporation of Cadus Pharmaceutical Corporation ( "Cadus"), as filed with the Secretary of State of Delaware on July 22, 1996. (1)

3.2                      By-laws of Cadus. (2)

4.1                      Specimen of Common Stock Certificate of Cadus. (2)

4.2                      1993 Cadus Pharmaceutical Corporation Stock Option
                         Plan. (2)

4.3                      Cadus Pharmaceutical Corporation 1996 Incentive
                         Plan. (2)

4.4                      Amendment to Cadus Pharmaceutical Corporation 1996
                         Incentive Plan. (1)

4.5 Form of Incentive Stock Option Agreement utilized in connection with issuances of stock options under the Cadus Pharmaceutical Corporation 1996 Incentive Plan. (1)

4.6 Form of Stock Option Agreement between Cadus and each of the following employees of Cadus: Philip N. Sussman, John Manfredi, Andrew Murphy, Jeremy Paul, Lauren Silverman, Joshua Trueheart, James S. Rielly, Thomas F. Deuel, Norman R. Klinman, Elliott M. Ross, Jeremy Thorner, Arnold Levine, John Ransom, Christine Klein, Suzanne K. Wakamoto, Christopher Pleiman, Algis Anilionis, Anupama K. Nadkarni, Mitchell Silverstein, Michael A. Spruyt and David Fruhling. (1)

4.7 Form of Stock Option Agreement between Cadus and each of the following non- employee directors of Cadus:
                         Theodore  Altman,  Harold  First,  Carl  Icahn,  Peter
                         Liebert,

                         Robert Mitchell, Mark Rachesky, William Scott, Jack Wasserman and Samuel D. Waksal. (1)

4.8 Stock Purchase Agreement between Cadus and SmithKline Beecham Corporation, dated as of February 25, 1997.
                         (3)

4.9                      Registration   Rights  Agreement   between  Cadus  and
                         SmithKline Beecham Corporation, dated as of February 25, 1997. (3)

10.1 Form of Indemnification Agreement entered into between Cadus and its directors and officers. (2)

10.2 Form of Agreement Regarding Assignment of Inventions, Confidentiality and Non- Competition. (2)

10.3                     The   401(k)   Plan   of  the   Cadus   Pharmaceutical
                         Corporation. (2)

10.4                     Employment  Agreement  between  Jeremy  M.  Levin  and
                         Cadus. (2)

10.5 Preferred Stock Purchase Agreement dated as of July 30, 1993 between Cadus and the purchasers of Series A Preferred Stock, together with the First and Second Amendments thereto dated as of July 26, 1994 and October 31, 1995, respectively. (2)

10.6                     Preferred  Stock Purchase  Agreement  dated as of July
                         26, 1994 between Cadus and Bristol-Myers Squibb Company ("Bristol-Myers") concerning Series B Preferred Stock, together with the First Amendment thereto dated as of October 31, 1995. (2)

10.7                     Preferred   Stock  Purchase   Agreement  dated  as  of
                         November 1, 1995 between Cadus and Physica B.V. concerning Series B Preferred Stock. (2)

10.8 Research Collaboration and License Agreement, dated as of July 26, 1994, between Cadus and Bristol-Myers. (2)

10.9 Screening and Option Agreement, dated as of July 26, 1994, between Cadus and Bristol-Myers. (2)

10.10                    Research Collaboration and License Agreement, dated as
                         of   November  1,  1995   between   Cadus  and  Solvay
                         Pharmaceuticals B.V. (2)

10.11 Sublease Agreement, dated as of October 19, 1994, between Cadus and Union Carbide Corporation. (2)

10.12 Lease, dated as of June 20, 1995 between Cadus and Keren Limited Partnership. (2)

10.13                    Consulting   Agreement  between  Cadus  and  James  R.
                         Broach, dated February 1, 1994. (2)

10.14 Amended and Restated License Agreement between Cadus and Duke University, dated May 10, 1994. (2)

10.15 License Agreement between Cadus and National Jewish Center for Immunology and Respiratory Medicine dated November 1, 1994. (2)

10.16 Stock Option Agreement, dated as of November 1, 1994, between Cadus and John C. Cambier. (2)

10.17 Stock Option Agreement, dated as of November 1, 1994, between Cadus and Gary L. Johnson. (2)

10.18 Consulting Agreement, dated as of November 1, 1994, between Cadus and John C. Cambier. (2)

10.19 Consulting Agreement, dated as of November 1, 1994, between Cadus and Gary L. Johnson. (2)

10.20 Research Collaboration Agreement, dated as of January 9, 1995, between Cadus and Houghten Pharmaceuticals, Inc., together with the Amendment thereto dated as of March 1996. (2)

10.21 Stock Option Agreement, dated as of December 18, 1995, between Cadus and James R. Broach. (2)

10.22 Waiver, dated May 17, 1996, of Section 1.05 of the Preferred Stock Purchase Agreement dated as of July 26, 1994 between Cadus and Bristol-Myers, as amended by the First Amendment thereto dated as of October 31, 1995. (2)

10.23                    Waiver,  dated May 17,  1996,  of Section  1.04 of the
                         Preferred   Stock  Purchase   Agreement  dated  as  of
                         November 1, 1995 between Cadus and Physica B.V. (2)

10.24 Research Collaboration and License Agreement among Cadus, SmithKline Beecham Corporation and SmithKline Beecham p.l.c., dated as of February 25, 1997. (3)

10.25 Employment Agreement, dated as of June 30, 1998, between Cadus and Charles Woler. (4)

10.26 Employment Agreement, dated as of September 10, 1998, between Cadus and Philip N. Sussman. (4)

10.27 Agreement and Instructions to Stakeholder among Cadus, SIBIA and Security Trust Company entered into in March 1999. (5)

10.28 Asset Purchase Agreement, dated as of July 30, 1999, between Cadus and OSI Pharmaceuticals, Inc. (Schedules to the Asset Purchase Agreement have been intentionally omitted. Cadus hereby undertakes to furnish supplementally to the Securities and Exchange Commission upon request a copy of the omitted schedules.) (6)

10.29 Yeast Technology License Agreement, dated as of February 15, 2000, between Cadus and OSI Pharmaceuticals, Inc. (Exhibits to the Yeast Technology Agreement have been intentionally omitted. Cadus hereby undertakes to furnish supplementally to the Securities and Exchange Commission upon request a copy of the omitted exhibits.) (7)

23                       Consent of KPMG LLP, independent auditors.

24 Power of Attorney (filed as part of the signature page to this Report).


-----------------
(1) Filed with Cadus's Registration Statement on Form S-8 (Registration No. 333-21871), dated February 14, 1997.

(2) Filed with Cadus's Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Commission on July 17, 1996.

(3)    Filed with Cadus's Current Report on Form 8-K, dated March 7, 1997.

(4) Filed with Cadus's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(5) Filed with Cadus's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(6) Filed with Cadus's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

(7) Filed with Cadus's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CADUS PHARMACEUTICAL CORPORATION


                                    By:  /s/ Russell D. Glass
                                         ----------------------------------
                                         Russell D. Glass, Chief Executive
                                         Officer and President

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


           NAME                                               TITLE                                               DATE
           ----                                               -----                                               ----
/s/ Russell D. Glass                                Chief Executive Officer, President and Director               March 28, 2002
-------------------------
Russell D. Glass                                    (Principal Executive Officer and Principal
                                                     Accounting Officer)

                                                    Director                                                      March   , 2002
---------------
Carl C. Icahn


/s/ James R. Broach                                 Director                                                      March 28, 2002
---------------------------------
James R. Broach


/s/ Peter S. Liebert                                Director                                                      March 28, 2002
----------------------------------
Peter S. Liebert


/s/ Siegfried G. Schaefer                           Director                                                      March 28, 2002
----------------------------------
Siegfried G. Schaefer


/s/ Jack G. Wasserman                               Director                                                      March 18, 2002
------------------------------------
Jack G. Wasserman

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY




                                      INDEX

                                                                                         Page No.
    Independent Auditors' Report                                                            F-2

    Consolidated Financial Statements:

             Consolidated Balance Sheets - December 31, 2001 and 2000                       F-3

             Consolidated Statements of Operations - For the years ended
               December 31, 2001, 2000 and 1999                                             F-4

             Consolidated Statements of Stockholders' Equity - For the years
               ended December 31 2001, 2000 and 1999                                        F-5

             Consolidated Statements of Cash Flows - For the years ended
               December 31, 2001, 2000 and 1999                                             F-6

             Notes to Consolidated Financial Statements                                     F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Cadus Pharmaceutical Corporation:


We have audited the accompanying consolidated balance sheets of Cadus Pharmaceutical Corporation and subsidiary (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadus Pharmaceutical Corporation and subsidiary as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



March 15, 2002

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                           December 31,       December 31,
                                                                                               2001               2000
                                                                                           -----------         -----------
Current assets:
  Cash and cash equivalents                                                                $24,469,357         $24,383,352
  License fee receivable                                                                       500,000                --
  Prepaid and other current assets                                                              75,000              81,250
                                                                                                               -----------

         Total current assets                                                               25,044,357          24,464,602

Investment in other ventures                                                                   165,614             162,528
Other assets, net                                                                              990,622           1,081,527
                                                                                           -----------         -----------

             Total assets                                                                  $26,200,593         $25,708,657
                                                                                           ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses and other current
  Liabilities                                                                              $    95,032         $    36,244
  Arbitration settlement                                                                       750,000                  --
                                                                                           -----------         -----------
             Total current liabilities                                                         845,032              36,244
                                                                                           -----------         -----------

Commitments and contingencies (note 14)

Stockholders' equity:
  Common stock,  $.01 par value.  Authorized  35,000,000  shares at December 31,
    2001 and 2000;  issued  13,285,707  shares at  December  31,  2001 and 2000;
    outstanding 13,144,040 shares at December 31, 2001
    and 2000                                                                                   132,857             132,857
Additional paid-in capital                                                                  59,844,355          59,844,355
Accumulated deficit                                                                        (34,321,576)        (34,004,724)
Treasury stock, 141,667 shares of common
  stock at December 31, 2001 and 2000                                                         (300,075)           (300,075)
                                                                                           -----------         -----------
       Total stockholders' equity                                                           25,355,561          25,672,413
                                                                                           -----------         -----------
Total liabilities and stockholders'
          equity                                                                           $26,200,593         $25,708,657
                                                                                           ===========         ===========

          See accompanying notes to consolidated financial statements.

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            For the Years Ended December 31,
                                                                        2001            2000             1999
                                                                    -----------     -----------       -----------
Revenues, principally from
  related parties                                                 $       --        $       --        $  6,027,544

License and maintenance fees                                           600,000           978,500              --
                                                                  ------------      ------------      ------------

             Total revenues                                            600,000           978,500         6,027,544
                                                                  ------------      ------------      ------------

Costs and expenses
    Research and development costs                                        --                --           9,115,504
    General and administrative                                       1,079,614         1,652,067         3,643,365
    (Gain) loss in equity in other ventures                             (3,086)          837,062         1,334,491
    (Gain) loss on sale of equipment
      and impairment loss                                                 --            (100,000)          220,216
                                                                  ------------      ------------      ------------

             Total costs and expenses                                1,076,528         2,389,129        14,313,576
                                                                  ------------      ------------      ------------

Operating loss                                                        (476,528)       (1,410,629)       (8,286,032)
                                                                  ------------      ------------      ------------

Other income and (expenses):
Interest income                                                        837,639           638,954           551,539
    Gain on reversal of litigation
            judgment, net of legal fees                                125,616        18,841,489              --
     Arbitration settlement
                                                                      (750,000)             --                --
     Loss on sale of assets to OSI                                        --                --            (805,555)
                                                                  ------------      ------------      ------------

             Total other income and
               (expenses)                                              213,255        19,480,443          (254,016)
                                                                  ------------      ------------      ------------

Income (loss) before income tax provision (benefit)                   (263,273)       18,069,814        (8,540,048)


State and local tax provision (benefit)                                 53,579            18,419           (16,359)
                                                                  ------------      ------------      ------------

             Net income (loss)                                       ($316,852)     $ 18,051,395      ($ 8,523,689)
                                                                  ============      ============      ============

Basic and diluted net income (loss)
  per share                                                           ($  0.02)         $   1.37            ($0.65)
                                                                  ============      ============      ============

Weighted average shares of common
  stock outstanding - basic and
  diluted                                                           13,144,040        13,133,615        13,068,940
                                                                  ============      ============      ============



          See accompanying notes to consolidated financial statements.

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         ADDITIONAL
                                        COMMON STOCK            PAID-IN     ACCUMULATED        TREASURY STOCK
                                      SHARES      AMOUNT        CAPITAL        DEFICIT        SHARES      AMOUNT          TOTAL
                                  ------------  ---------    ------------   ------------      -------     --------
Balance at January 1, 1999          13,210,607   $ 132,106    $59,689,446   ($43,532,430)     (141,667)   ($300,075)   $ 15,989,047

Net loss for year ended
  December 31, 1999                         --          --             --     (8,523,689)           --           --      (8,523,689)
                                  ------------  -----------  -------------  ------------    ---------    ------------  ------------

Balance at December 31, 1999        13,210,607     132,106     59,689,446    (52,056,119)     (141,667)    (300,075)      7,465,358

Issuance of common stock
  for cash in connection
  with exercise of options              75,100         751        154,909           --            --           --           155,660

Net income for the year ended
  December 31, 2000                       --          --             --       18,051,395          --           --        18,051,395
                                  ------------  ----------   ------------   ------------    ----------   ----------    ------------
Balance at December 31, 2000        13,285,707     132,857     59,844,355    (34,004,724)     (141,667)    (300,075)     25,672,413
                                  ------------  ----------   ------------   ------------    ----------   ----------    ------------

Net loss for the year ended
  December 31, 2001                         --          --             --       (316,852)           --           --        (316,852)
                                  ------------  ----------   ------------   ------------    ----------   ----------    ------------

Balance at December 31, 2001        13,285,707   $ 132,857    $59,844,355   ($34,321,576)     (141,667)   ($300,075)   $ 25,355,561
                                  ============  ==========   ============   ============    ==========   ==========    ============

          See accompanying notes to consolidated financial statements.

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Years Ended December 31,
                                                                   2001            2000             1999
                                                                   ----            ----             ----
Cash flows from operating activities:
Net income (loss)                                               ($316,852)      $18,051,395     ($8,523,689)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                                    80,905            80,905         719,510
  (Gain) loss in equity in other ventures                          (3,086)          837,062       1,334,491
  (Gain) loss on sale of equipment and
    impairment loss                                                    --          (100,000)        220,216
  Loss on sale of assets to OSI                                        --                --         805,555
  Changes in assets and liabilities:
  Increase in license fee receivable                             (500,000)               --              --
  (Increase) decrease in prepaid and
    other current assets                                            6,250           (11,467)        215,084
  Decrease in other assets                                         10,000            11,126         117,520
  (Decrease) increase in deferred revenue                              --           (28,500)         28,500
(Decrease) increase in litigation damages                              --       (19,065,431)        565,431
(Decrease) in accounts payable                                         --           (17,644)       (199,770)
  (Decrease) increase in accrued expenses
    and other current liabilities                                 808,788           (85,599)     (1,608,178)
                                                              -----------       -----------     -----------
Net cash provided by (used in)
operating activities                                               86,005          (328,153)     (6,325,330)
                                                              -----------       -----------     -----------
Cash flows from investing activities:
  Acquisition of fixed assets                                          --                --        (470,378)
  Proceeds from sale of patents and
    fixed assets                                                       --           100,000       1,644,073
  Decrease (increase) in restricted cash                               --        19,078,997        (292,997)
   Capitalized patent costs                                            --                --        (167,500)
                                                              -----------       -----------     -----------
Net cash provided by investing activities                              --        19,178,997         713,198
                                                              -----------       -----------     -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock
    upon exercise of stock options                                     --           155,660             --
   Decrease (increase in due from officer
    and director                                                       --           294,636        (281,184)
                                                              -----------       -----------     -----------

Net cash provided by (used in) financing activities                    --           450,296        (281,184)
                                                              -----------       -----------     -----------

Net increase (decrease) in cash and cash
  equivalents                                                      86,005       $19,301,140      (5,893,316)

Cash and cash equivalents -
beginning of period                                           $24,383,352       $ 5,082,212     $10,975,528
                                                              -----------       -----------     -----------


Cash and cash equivalents -
  end of period                                               $24,469,357       $24,383,352     $ 5,082,212
                                                              ===========       ===========     ===========

         See accompanying notes to consolidated financial statements.

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


(1)       Organization and Basis of Preparation

          Cadus Pharmaceutical Corporation ("Cadus") was incorporated on January 23, 1992, under the laws of the State of Delaware and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. As further discussed in Note 3, on July 30, 1999, Cadus sold its drug discovery assets to OSI Pharmaceutical, Inc. ("OSI") and ceased its internal drug discovery operations and research efforts for collaborative partners. Cadus terminated all employees who were not hired by OSI or who did not voluntarily resign, except for the chief executive officer who resigned in April 2000. Cadus is seeking to license its technologies and to otherwise realize value from its assets. Cadus is also seeking to use a portion of its available cash to acquire technologies or products or to acquire or invest in companies.

          In December 2001, Cadus organized a wholly owned subsidiary, Cadus Technologies, Inc. (the "Subsidiary"), and transferred its yeast-based drug discovery technologies to the Subsidiary. On December 19, 2001, the Subsidiary licensed such yeast-based drug discovery technologies on a non-exclusive basis to a major pharmaceutical company (see further discussion at note 9).

          Cadus and the Subsidiary (collectively, the "Company") have incurred operating losses in each year since the Company's inception. At
          December  31,  2001,  the  Company  had  an  accumulated   deficit  of
          approximately $34.3 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses.

          The Company believes that its existing resources, together with interest income, will be sufficient to support its current and projected funding requirements through the end of 2003. This forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to license its technologies and otherwise realize value from its assets; the transactions, if any, arising from the Company's efforts to acquire technologies or products or to acquire or invest in companies; and the expenses of pursuing such transactions.

(2)       Significant Accounting Policies

          (a)        Principles of Consolidation

                  The consolidated financial statements include the accounts of Cadus and its wholly owned subsidiary; Cadus Technologies, Inc. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment and leases novel yeast-based and other drug discovery technologies.

         (b)      Cash Equivalents

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

                  The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 2001 and 2000 were cash equivalents of $22,439,259 and $2,066,291, respectively.

         (c)      Other Assets

                  Other assets include capitalized patent costs that are amortized on a straight-line basis over fifteen years. At
                  December  31,  2001  and  2000  accumulated   amortization  is
                  $389,272 and $308,366, respectively. Amortization expense amounted to approximately $81,000, $81,000, and $94,000 for the years ended December 31 2001, 2000 and 1999, respectively.

         (d)      Income Taxes

                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (e)      Research and Development

                  Research and development costs are expensed as incurred and include direct costs of research scientists and supplies and an allocation of shared facilities, services and overhead.

         (f)      Revenue Recognition

                  The Company has entered into various license agreements with other pharmaceutical companies. Upfront non-refundable fees are generally recognized over the term of the related research collaboration period in accordance with guidance rendered in the Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue in Financial Statements" as amended. Milestone payments, which reduce the development risk associated with a product and are determinable based on the terms of the license agreement, are typically progress payments for specific events of development, such as completion of pre-clinical or clinical activities, regulatory submission or approval, or manufacturing objectives prior to commercialization of a product. Milestone payments are generally non-refundable and the amount of revenue recognized during an accounting period is determined by the nature of the contracted provision included in the license agreements.

         (g)      Net Income (Loss) Per Share

                  Basic net income (loss) per share as of December 31, 2001, 2000 and 1999 is computed by dividing the net income (loss) by the weighted average number of common shares

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

                  outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of dilutive common stock equivalents (stock options). The effect of stock options totaling 609,309, 719,976 and 1,190,076 at December 31, 2001, 2000 and 1999, respectively, were not included in the net income (loss) per share calculation because their effect would have been anti-dilutive.

         (h)      Use of Estimates

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (i)      Fair Value of Financial Instruments

                  Management of the Company believes that the carrying value of its monetary assets and liabilities approximates fair value as a result of the short term nature of such assets and liabilities.

         (j)      Stock-Based Compensation

                  We account for stock-based compensation using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees." Effective July 1, 1996, we adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which requires the disclosure of pro forma net income and earnings per share as if we adopted the fair value-based method in measuring compensation expense.

         (k)      Comprehensive Income

                  SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Our operations did not give rise to items includible in comprehensive income, which were not already included in net income. Accordingly, our comprehensive income is the same as our net income for all periods presented.

         (l)      Derivative Instruments and Hedging Activities

                  Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the consolidated balance sheet and measurement of those

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

                  instruments at fair value. Changes in fair values of those derivatives will be reported in earnings or other comprehensive income depending on the designation of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS No. 133 the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedging relationship. For derivatives designated as cash flow hedges, the change in fair value of the derivative instrument is adjusted to fair value and is reported in other comprehensive income. The Company does not enter into derivative instruments. The impact of adopting SFAS No. 133 did not have any effect on the Company's consolidated financial statements.

(3)      Asset Sale to OSI Pharmaceuticals

         On July 30, 1999, Cadus sold to OSI Pharmaceuticals, Inc. ("OSI"), pursuant to an asset purchase agreement, its drug discovery programs focused on G protein-coupled receptors, its directed library of approximately 150,000 small molecule compounds specifically designed for drug discovery in the G protein-coupled receptor arena, its collaboration with Solvay Pharmaceuticals B.V. ("Solvay Pharmaceuticals"), its lease to its research facility in Tarrytown, New York together with the furniture and fixtures and its lease to equipment in the facility, and its inventory of laboratory supplies. Pursuant to such sale transaction, OSI assumed Cadus's lease to Cadus's research facility in Tarrytown, New York, Cadus's equipment lease with General Electric Capital Corporation and the Cadus's research collaboration and license agreement with Solvay Pharmaceutical B.V. ("Solvay Pharmaceutical"). As consideration for the sale, Cadus received approximately $1,500,000 in cash and OSI assumed certain liabilities of Cadus relating to employees hired by OSI aggregating approximately $133,000. In addition, Cadus would be entitled to royalties and up to $3.0 million in milestone payments on the first product derived from compounds sold to OSI or from the collaboration with Solvay Pharmaceutical. Cadus licensed to OSI on a non-exclusive basis certain technology solely to enable OSI to fulfill its obligations under the collaboration with Solvay Pharmaceutical. Cadus also licensed to OSI on a non-exclusive basis certain proprietary software and technology relating to chemical resins in order to enable OSI to fully benefit from the compounds it acquired from the Cadus. Cadus retained ownership of all its other assets, including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, and genetic engineering tools, its joint ownership of the human orphan G protein-coupled receptors identified pursuant to its collaboration with Gennome Therapeutics Corporation, its proprietary
         software,   its  genomics   databases   related  to  G  protein-coupled
         receptors, all assays and technologies reverting to it from its collaboration with Bristol-Meyers Squibb Company, its equity position in Axiom Biotechnologies, Inc., Cadus's cash and cash equivalents, and the approximately $18.5 million (plus interest thereon) then being held in escrow pending appeal of the verdict in favor of SIBIA Neurosciences, Inc. ("SIBIA") (see further discussion at note 4).

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

         Cadus recognized a loss on the sale of assets to OSI in 1999. A summary of the loss recognized is as follows:

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
                                                         ==========

         Cadus ceased its drug discovery operations and research efforts for collaborators as a result of this transaction. Consequently, Cadus terminated all employees who were not hired by OSI or who did not voluntarily resign, except for the chief executive officer who resigned in April 2000.

(4)      Litigation

         In July 1996, SIBIA (which was acquired by Merck and Co. in 1999) commenced a patent infringement action against Cadus alleging infringement by Cadus of a patent concerning the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999 the United States District Court granted SIBIA's request for injunctive relief that precludes Cadus from using the method claimed in SIBIA's patent. On February 26, 1999, the United States District Court denied Cadus's motions to set aside the jury verdict, to grant a new trial and to reduce or set aside the $18.0 million judgment awarded by the jury. Cadus appealed the judgment. In order to stay execution pending appeal of the $18.0 million judgment obtained by SIBIA in March 1999, Cadus deposited $18.5 million in escrow to secure payment of the judgment in the event Cadus were to lose the appeal. Cadus recorded a reserve for litigation damages of $18.5 million in its statement of operations for the year ended December 31, 1998. Interest earned on the restricted cash was added to the reserve for litigation damages, which was $19.1 million at December 31, 1999. On September 6, 2000 the United States Court of Appeals ruled in favor of Cadus and overturned the 1998 judgment entered by the U.S. District Court. The Court of Appeals ruled that the claims of the SIBIA patent asserted against Cadus were invalid and that the District Court erred in denying Cadus's motion for judgment as a matter of law on the issue of invalidity. On October 30, 2000, the U.S. District Court set aside the $18,000,000 judgment in favor of SIBIA and vacated the injunction against Cadus. Separately, in October 2000, Cadus obtained the release of the cash escrow of $19.9 million representing the original $18.5 million and interest that accumulated thereon. The reserve for litigation of $18,841,489 (net of direct legal costs of $1 million) has been reversed and credited to the statement of operations for the year ended December 31, 2000. Pursuant to a court order, Cadus received in February 2001 a $155,402 reimbursement of SIBIA litigation costs which was partially offset by legal costs incurred of $29,786.

         In March 2002, the arbitrator in the arbitration proceeding commenced against Cadus by Philip N. Sussman, the former Senior Vice President, Finance and Corporate Development, and Chief Financial Officer of Cadus, ruled in favor of Mr. Sussman and awarded him approximately $750,000 in severance pay, interest and attorneys and other costs and fees. A charge of $750,000 was recorded in the accompanying consolidated statement of operations for the year ended December 31, 2001.

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

(5)      Fixed Assets

         During fiscal year 1999, Cadus sold a majority of its fixed assets to OSI and wrote off the remaining fixed assets as Cadus ceased its drug discovery operations. The loss on the impairment of the fixed assets of $370,801 is included in gain (loss) on sale of equipment and impairment loss on the statement of operations.

         During fiscal year 2000, Cadus sold its remaining fully depreciated fixed assets to M.I.T. for $100,000. The gain on the sale of these fixed assets of $100,000 is included in gain (loss) on sale of equipment and impairment loss on the statement of operations.

         Depreciation and amortization expense for the year ended December 31, 1999 was approximately $625,000.

(6)      Related Party Transactions

         During 1998, Cadus loaned $15,000 to Dr. Charles Woler, the former Chief Executive Officer of Cadus. The loan bore interest at 5.5% per annum. Principal and interest were repayable in monthly installments of $453 over three years. This loan was fully repaid in 2000.

         In August 1998, Cadus guaranteed the payment of a $286,000 loan made to a board member and secured its guarantee obligation with cash collateral of $286,000. In August 1999, the lender called on the guarantee and foreclosed on the cash collateral. The Director executed an interest bearing promissory note in the amount of $286,000 in favor of Cadus, which was payable, together with accrued interest, on August 31, 2000. This loan was repaid in its entirety in March 2000.

         See Notes 7 and 10 for further discussion of transactions with related parties.

(7)      Investments in Other Ventures

         In December 1996, Cadus issued a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a shareholder of Cadus is the general partner. An interest payment of $10,500 was accrued at December 31, 1997 and paid in January 1998. The principal amount and interest thereon was paid in December 1998. In addition, Cadus purchased for $160,660 in cash, a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly-owned by the shareholder. Laurel's purpose is to invest, directly or indirectly, in securities of biotechnology companies. Cadus had the right to require the shareholder to match any future investment made by Cadus in Laurel up to an aggregate investment on the part of the shareholder of $5.0 million. This right expired on December 31, 1999. Cadus is not required to make any additional investment in Laurel. The investment is accounted for under the equity method with the recognition of losses limited to Cadus's capital contributions. For the years ended December 31, 2001, 2000 and 1999 Cadus recognized gains (losses) of $3,086, ($2,649) and $20,513, respectively, related to the investment. The remaining investment in Laurel of $165,614 and $162,528 at December 31, 2001 and 2000,
         respectively, is included in investments in other ventures on the balance sheet.

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

         In May 1997, Cadus purchased $2.0 million of convertible preferred stock in Axiom Biotechnologies, Inc. ("Axiom"), representing approximately 26% of the outstanding shares of Axiom on an as converted basis. As part of the arrangement, Axiom agreed to deliver and license to Cadus its first High Throughput Pharmacology System (HT-PS). Cadus purchased an additional $2.0 million of convertible preferred stock in Axiom on June 5, 1998, after Cadus received and accepted Axiom's HT-PS. Russell D. Glass, Cadus's Chief Executive Officer, is a director of Axiom. Cadus's investment is accounted for under the equity method with Cadus recognizing 100% of Axiom's net losses prior to an outside investment in Axiom and 50% after such investment. Such percentage represents the extent to which Cadus was deemed to be funding Axiom's losses. For the years ended December 31, 2001, 2000 and 1999, Cadus recognized $-0-, $834,413 and $1,355,004, respectively, in losses generated by Axiom. The investment was written down to zero as of December 31, 2000.

(8)      Income Taxes

         Deferred tax assets of approximately $15,554,000 and $15,777,000 at December 31, 2001 and 2000, respectively, relate principally to net operating loss carryforwards of $27,990,000 and $28,387,000, research and development credit carryforwards of $2,535,000 and $2,675,000, and equity losses on investments of $4,000,000 and $4,000,000 at December 31, 2001 and 2000, respectively. An offsetting valuation allowance has been established for the full amount of the deferred tax assets to reduce such assets to zero, as a result of the significant uncertainty regarding their ultimate realization. The aggregate valuation allowance decreased $230,000 and $8,492,000 during the year ended December 31, 2001 and 2000, respectively.

         The Company's net operating loss carryforwards and research and development credit carryforwards noted above expire in various years from 2009 to 2019. The Company's ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986.

         The Company is subject to New York State tax on capital.

(9)      Licensing Agreements

         In December 2001, Cadus Technologies, Inc., Cadus's wholly owned subsidiary, licensed its yeast-based drug discovery technologies on a non-exclusive basis to a major pharmaceutical company. Under the licensing agreement, the subsidiary received an up-front non-refundable fee of $500,000 that is recorded as revenue in the accompanying consolidated statement of operations as the Company has no further involvement with the development of the product. The subsidiary will receive an additional licensing fee of $1,000,000 if the licensee achieves a research milestone. The licensee is entitled to use the technologies for five years if it makes such $1,000,000 payment. Following the initial five year term, the licensee may renew the license annually upon payment of an annual licensing fee of $250,000. For the year ended December 31, 2001, the Company recognized $500,000 in license revenue from the licensee, which amount was received in January 2002.

         In February 2000, Cadus licensed to OSI, on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000, which have been recorded as license fee revenue in the accompanying consolidated statement of operations for the year ended December 31, 2000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

         earlier of 2010 or the termination of the license and a supplemental license fee of $250,000 which was paid in December 2000 after the lifting of the injunction obtained by SIBIA and recorded as license fee revenue. OSI may terminate the license at any time on 30 days prior written notice. For the years ended Decmeber 31, 2001 and 2000, the Company recognized $100,000 and $950,000, respectively, in license and maintenance fees from OSI.

(10)     Research Collaboration and License Agreements

         Cadus no longer has any collaborations with pharmaceutical companies. The Bristol-Myers Squibb Company collaboration expired in July 1999, the Solvay Pharmaceutical collaboration was assigned to OSI in July 1999 and Cadus and SmithKline Beecham p.l.c. agreed to terminate their collaboration in September 1999. Each of Bristol-Myers Squibb Company and SmithKline Beecham p.l.c. is required to make payments to Cadus upon the achievement by it of certain pre-clinical and drug development milestones and to pay Cadus royalties on the sale of any drugs developed as a result of the research collaboration with Cadus or through the use of Cadus's drug discovery technologies. There can be no assurance that any such milestones will be achieved or any such drugs developed.

         For the year ended December 31, 1999, the Company recognized $1.3 million in revenues for research funding from Bristol-Myers Squibb, which constituted 22% of the Company's revenues in 1999.

         For the year ended December 31, 1999, the Company recognized $1.6 million in revenues for research funding from Solvay Pharmaceutical, an affiliate of Physical B.V., which constituted 26% of the Company's revenues in 1999. Siegfried G. Schaefer, a director of Cadus, is the head of worldwide research at Solvay Pharmaceutical.

         For the year ended December 31, 1999, Cadus recognized $2.1 million in research revenues and a $1.0 million research milestone payment from SmithKline Beecham p.l.c., which represented 52% of Cadus's revenues in 1999.

(11)     Sponsored Research and License Agreements

         The Company has entered into license agreements with various third parties. Generally, the agreements provide that the Company will pay license fees and/or maintenance payments, in return for the use of technology and information and the right to manufacture, use and sell future products. These agreements provide for payments based on the completion of milestone events, as well as royalty payments based upon a percentage of product or assay sales. License fees and maintenance payments for the years ended December 31, 2001, 2000 and 1999 were $25,000, $48,194 and approximately $536,000, respectively.

(12)     Stock Options

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

         (a) The 1993 Stock Option Plan ("the 1993 Plan") was adopted in January 1993. The 1993 Plan provides for the grant of options to reward executives, consultants and employees in order to foster in such personnel an increased personal interest in the future growth and prosperity of Cadus. The options granted under the 1993 Plan may be either incentive stock options or nonqualified options. An aggregate of 666,667 common shares were reserved for issuance under the 1993 Plan.

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

        Activity under the 1993 Plan is as follows:

                                               Options Outstanding

                                         NUMBER              WEIGHTED
                                           OF                AVERAGE
                                         SHARES            EXERCISE PRICE
                                         ------            --------------
        Balance at January 1, 1999       455,311               $1.65

        1998 activity
           Granted                            --                  --
           Exercised                          --                  --
           Canceled                     (138,572)              $2.00
                                         -------
        Balance at December 31, 1999     316,739               $1.50

        2000 activity
           Granted                            --                  --
           Exercised                     (40,000)              $1.37
           Canceled                           --                  --
                                         -------
        Balance at December 31, 2000     276,739               $1.52

        2001 activity
           Granted                            --                  --
           Exercised                          --                  --
           Canceled                           --                  --
                                         -------
        Balance at December 31, 2001     276,739               $1.52
                                         =======

        At December 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.37 to $3.51 and 1.63 years, respectively.

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

        At December 31, 2001 and 2000, the number of options exercisable was 276,739 and the weighted-average exercise price of those options was $1.52.


        The following table summarizes stock option information for the 1993 Plan as of December 31, 2001:

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

                                                            OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                                            -------------------            -------------------
                                                      WEIGHTED         WEIGHTED                          WEIGHTED
                                                       AVERAGE         AVERAGE                           AVERAGE
    RANGE OF                    NUMBER                REMAINING        EXERCISE           NUMBER         EXERCISE
EXERCISE PRICES               OUTSTANDING         CONTRACTUAL LIFE      PRICE          EXERCISABLE        PRICE
---------------               -----------         ----------------      -----          -----------        -----
$1.37 to $1.50                  270,072                  1.63          $1.47              270,072         $1.47
      $3.51                       6,667                  1.50          $3.51                6,667         $3.51
                                -------                                                   -------

$1.37 to $3.51                  276,739                  1.63          $1.52              276,739         $1.52
                                =======                                                   =======

        (b) Cadus entered into stock option agreements not pursuant to any plan with certain directors, employees, founders and consultants. These options generally become exercisable according to a schedule of vesting as determined by the Compensation Committee of the Board of Directors. The options become exercisable in installments over a period of months or years. As of December 31, 2001, an aggregate of 323,403 common shares was reserved for issuance pursuant to such stock option agreements.

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

                  Activity for all the above grants not issued pursuant to any plan is as follows:

                                                              OPTIONS OUTSTANDING
                                                          NUMBER              WEIGHTED
                                                            OF                AVERAGE
                                                          SHARES            EXERCISE PRICE
                                                          ------            --------------
Balance at January 1, 1999                               597,257                $3.02

1999 activity
  Granted                                                   --                     --
  Exercised                                                 --                     --
  Canceled                                              (158,087)               $4.56
                                                        --------

Balance at December 31, 1999                             439,170                $2.47

2000 activity
  Granted                                                   --                     --
  Exercised                                               (5,100)               $3.60
  Canceled                                                  --                     --
                                                        --------
Balance at December 31, 2000                             434,070                $2.46

2001 activity
  Granted                                                   --                     --
  Exercised                                                 --                     --
  Canceled
                                                        (110,667)               $2.57
                                                        --------
Balance at December 31, 2001                             323,403                $2.42
                                                        ========

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

        At December 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.50 to $6.75 and
        3.22 years, respectively.

        At December 31, 2001 and 2000, the number of options exercisable was 323,403 and 434,070, respectively, and the weighted-average exercise price of those options was $2.42 and $2.46, respectively.

        The following table summarizes stock option information for grants not subject to any plan as of December 31, 2001:

                                                            OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                                            -------------------             -------------------
                                                          WEIGHTED         WEIGHTED                        WEIGHTED
                                                           AVERAGE          AVERAGE                        AVERAGE
                RANGE OF                NUMBER            REMAINING        EXERCISE         NUMBER         EXERCISE
             EXERCISE PRICES         OUTSTANDING       CONTRACTUAL LIFE     PRICE        EXERCISABLE        PRICE
             ---------------         -----------       ----------------     -----        -----------        -----
             $1.50 to $2.57            253,334               1.84           $1.50         253,334           $1.50
                   $3.60                22,069               3.97           $3.60          22,069           $3.60
                   $6.75                48,000               4.88           $6.75          48,000           $6.75
                                       -------                                           --------
             $1.50 to $6.75            323,403               3.22           $2.42         323,403           $2.42
                                       =======                                           ========

(c) Effective May 10, 1996, the 1993 Plan was replaced by the 1996 Incentive Plan ("the 1996 Plan") with respect to all future awards to Cadus's employees and consultants. However, awards made under the 1993 Plan will continue to be administered in accordance with the 1993 Plan.

        The 1996 Plan was adopted in May 1996. The options granted under the 1996 Plan may be either incentive stock options or nonqualified options. In December 1996, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and such increase was approved by the stockholders of Cadus in June 1997. In December 1997, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased to 1,833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and approved by the stockholders of Cadus in June 1998.

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

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

        Activity under the 1996 Plan is as follows:

                                                     OPTIONS OUTSTANDING

                                                  NUMBER            WEIGHTED
                                                    OF              AVERAGE
                                                  SHARES         EXERCISE PRICE
                                                  ------         --------------
        Balance at January 1, 1999             1,519,240             $4.70

        1999 activity
          Granted                                129,855             $1.88
          Exercised                                   --                --
          Canceled                            (1,214,928)            $5.15
                                              ----------
        Balance at December 31, 1999             434,167             $2.57

        2000 activity
          Granted                                     --                --
          Exercised                              (30,000)            $2.75
          Canceled                              (395,000)            $2.46
                                              ----------
        Balance at December 31, 2000               9,167             $6.56

        2001 activity
          Granted                                     --                --
          Exercised                                   --                --
          Canceled                                    --                --
                                              ----------
           Balance at December 31, 2001            9,167             $6.56
                                              ==========

        At December 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $6.38 to $6.63 and
        5.24 years, respectively.

        At December 31, 2001 and 2000, the number of options exercisable was 9,167 and the weighted average exercise price of those options was $6.56.

        The following table summarizes stock option information for the 1996 Plan as of December 31, 2001:

                                                           OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                                           -------------------              -------------------
                                                                 WEIGHTED          WEIGHTED                          WEIGHTED
                                                                  AVERAGE          AVERAGE                           AVERAGE
                RANGE OF                     NUMBER              REMAINING         EXERCISE           NUMBER         EXERCISE
             EXERCISE PRICES               OUTSTANDING       CONTRACTUAL LIFE       PRICE          EXERCISABLE         PRICE
             ---------------               -----------       ------------------    --------        -----------       ---------
             $6.38 to $6.63                   9,167                5.24              $6.56           9,167             $6.56


                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

         Cadus applies APB 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. If Cadus had elected to recognize compensation cost based on the fair value of the options granted at the grant date under SFAS No. 123, net income (loss) and income (loss) per share would have been increased to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

                                           2001        2000        1999
                                         -------     -------     -------
Net income (loss) - as reported           ($317)     $18,051     ($8,524)
Net income (loss) - pro forma             ($317)     $18,051     ($8,614)


Income (loss) per share - as reported    ($0.02)       $1.37      ($0.65)
Income (loss) per share - pro forma      ($0.02)       $1.37      ($0.65)

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

         The fair value of each option  grant is  estimated on the date of grant
         using  the  Black-Scholes   option-pricing  model  with  the  following
         assumptions:

                                          1999
                                          ----
Expected dividend yield                    0%
Expected stock price volatility           1.85
Risk-free interest rate                   6.31%
Expected life of options                  9 years



         The weighted average fair value of options granted during the year ended December 31, 1999 was $1.88 per share. There were no options granted during the years ended December 31, 2001 and 2000. There is no remaining compensation expense relating to options previously granted.

(13) Accrued Expenses and Other Current Liabilities

         Accrued expenses and other current liabilities are comprised of the following:

                                      2001         2000
                                      ----         ----

Accrued professional fees           $75,608      $25,000
Other accrued expenses               19,424       11,244
                                   --------      -------
Total                              $ 95,032      $36,244
                                   ========      =======

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

(14) Commitments and Contingencies

         Lease Commitments

         Cadus currently leases storage space on a month to month basis.

         Rent expense, excluding utility and operating costs, for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $5,000, $5,000, and $409,507, respectively.

         Employment Agreement

         Dr. Woler was employed as President and Chief Executive Officer under a three year employment agreement with Cadus, which was extendable to four years at Cadus's option, entered into effective as of October 1, 1998. Pursuant to his agreement, Dr. Woler received an annual base salary of $300,000 for his first year of employment, $330,000 for his second year of employment and $360,000 for his third year of employment. In November 1999, Cadus and Dr. Woler entered into a term sheet to amend his employment agreement to provide that if Cadus fails to make at least a $20 million investment in biotechnology prior to April 15, 2000 and if Dr. Woler resigns during the 90 day period beginning on April 15, 2000, Cadus will pay to Dr. Woler a lump sum severance payment equal to the base salary he would have earned for the balance of his agreement. Cadus did not make the $20 million investment in biotechnology and Dr. Woler resigned and received a severance payment of $497,500. This amount has been recorded in general and administrative expenses in the statement of operations as of December 31, 2000.

(15)  Supplemental Cash Flow Information

                                                                          2001               2000             1999
                                                                        --------            -------         -------
Cash payment for:
Interest                                                              $   -                $  -            $  -
Income taxes                                                          $   -                $  -            $15,476

(16) - Quarterly Financial Data (Unaudited)

Fiscal 2001 Quarter Ended               December 31    September 30    June 30         March 31
License and maintenance fees             $500,000         $--             $--        $ 100,000
                                          -------    --------        --------         --------

Operating income (loss)                   232,214    (161,813)       (405,476)        (141,453)
Net income (loss)                        (448,566)     23,533        (170,683)         278,864
Net income (loss) per share:
   Basic and diluted                       $(0.03)      $0.00          $(0.01)           $0.02

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

Fiscal 2000 Quarter Ended         December 31    September 30       June 30          March 31
License and maintenance fee      $   255,030     $    23,470      $      --        $   700,000
                                 -----------     -----------      -----------      -----------

Operating income (loss)               58,350        (354,649)        (701,514)        (412,816)
Net income (loss)                    447,969      18,574,415         (629,870)        (341,119)
Net income (loss) per share:
   Basic and diluted             $      0.04     $      1.41      $     (0.05)     $     (0.03)