Form 10-Q
period 2002-03-31
CADUS PHARMACEUTICAL CORP
filed 2002-05-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      MARCH 31, 2002
                                             ---------------

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -------------------

                         Commission File Number 0-28674

                        CADUS PHARMACEUTICAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified on its Charter)

             Delaware                                        13-3660391
   -------------------------------                      --------------------
   (State of Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

   767 Fifth Avenue, New York, New York                        10153
 ----------------------------------------               --------------------
 (Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code            (212) 702-4315
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

                  Yes    X             No
                      -------             -------

The number of shares of registrant's common stock, $0.01 par value, outstanding as of April 30, 2002 was 13,144,040.

                        CADUS PHARMACEUTICAL CORPORATION

                                      INDEX

                                                                        PAGE NO.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                             3

              PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets -- March 31, 2002
         (unaudited) and December 31, 2001 (audited)                          4

         Condensed Consolidated Statements of Operations --
         Three Months Ended March 31, 2002 and 2001 (unaudited)               5

         Condensed Consolidated Statements of Cash Flows --
         Three Months Ended March 31, 2002 and 2001 (unaudited)               6

         Notes to Condensed Consolidated Financial Statements
        (unaudited)                                                       7 - 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9 - 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           10


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10

Item 2.  Changes in Securities and Use of Proceeds                            10

Item 3.  Defaults Upon Senior Securities                                      10

Item 4.  Submission of Matters to a Vote of Security Holders                  10

Item 5.  Other Information                                                    10

Item 6.  Exhibits and Reports on Form 8K                                      11

SIGNATURES                                                                    12

EXHIBIT INDEX                                                                 13

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

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        CADUS PHARMACEUTICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          MARCH 31,      DECEMBER 31,
                                                            2002             2001
                                                        ------------     ------------
                                                         (Unaudited)       (Audited)
Current assets
  Cash and cash equivalents ........................    $ 24,877,869     $ 24,469,357
  License fee receivable ...........................         100,000          500,000
  Prepaid and other current assets .................          61,523           75,000
                                                        ------------     ------------
    Total current assets ...........................      25,039,392       25,044,357

Investment in other ventures .......................         166,296          165,614
Other assets, net ..................................         970,396          990,622
                                                        ------------     ------------
    Total assets ...................................    $ 26,176,084     $ 26,200,593
                                                        ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
  Accrued expenses and other current liabilities ...    $    138,983     $     95,032
  Arbitration settlement ...........................         750,000          750,000
                                                        ------------     ------------
    Total liabilities ..............................         888,983          845,032
                                                        ------------     ------------

Stockholders' equity
  Common stock .....................................         132,857          132,857
  Additional paid-in capital .......................      59,844,355       59,844,355
  Accumulated deficit ..............................     (34,390,036)     (34,321,576)
  Treasury stock ...................................        (300,075)        (300,075)
                                                        ------------     ------------
    Total stockholders' equity .....................      25,287,101       25,355,561
                                                        ------------     ------------
    Total liabilities and stockholders' equity .....    $ 26,176,084     $ 26,200,593
                                                        ============     ============

      See accompanying notes to condensed consolidated financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended
                                                                  March 31,
                                                        -----------------------------
                                                            2002              2001
                                                        ------------     ------------
                                                         (Unaudited)      (Unaudited)
License and maintenance fees .......................    $    100,000     $    100,000
                                                        ------------     ------------
    Total revenues .................................         100,000          100,000
                                                        ------------     ------------
Costs and expenses:
  General and administrative expenses ..............         263,710          241,266
  (Gain) loss of equity in other ventures ..........            (682)             186
                                                        ------------     ------------
    Total costs and expenses .......................         263,028          241,452
                                                        ------------     ------------
Operating loss .....................................        (163,028)        (141,452)
                                                        ------------     ------------

Other income:
  Interest income ..................................          94,568          294,700
  Net reimbursement of SIBIA litigation costs ......            --            125,616
                                                        ------------     ------------
    Total other income .............................          94,568          420,316
                                                        ------------     ------------

(Loss) income before income taxes ..................         (68,460)         278,864
Income taxes .......................................            --              6,000
                                                        ------------     ------------
    Net (loss) income ..............................    ($    68,460)    $    272,864
                                                        ============     ============
Basic and diluted (loss) income per share ..........    ($      0.01)    $       0.02
                                                        ============     ============

Weighted average shares of common stock
  outstanding -- basic and diluted .................      13,144,040       13,144,040
                                                        ============     ============

      See accompanying notes to condensed consolidated financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended
                                                                            March 31,
                                                                  -----------------------------
                                                                      2001             2000
                                                                  ------------     ------------
                                                                   (Unaudited)      (Unaudited)
Cash flows from operating activities
  Net (loss) income ..........................................    ($    68,460)    $    272,864
  Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
    Amortization of patent costs .............................          20,226           20,226
    (Gain) loss of equity in other ventures ..................            (682)             186
  Changes in assets and liabilities
    Decrease in license fees receivable ......................         400,000             --
    Decrease in prepaid and other current assets .............          13,477           35,334
    Increase in accrued expenses and other current liabilities          43,951           51,106
                                                                  ------------     ------------
Net cash provided by operating activities ....................         408,512          379,716
                                                                  ------------     ------------
Net increase in cash and cash equivalents ....................         408,512          379,716
Cash and cash equivalents -- beginning of period .............      24,469,357       24,383,352
                                                                  ------------     ------------
Cash and cash equivalents -- end of period ...................    $ 24,877,869     $ 24,763,068
                                                                  ============     ============

      See accompanying notes to condensed consolidated financial statements

                        CADUS PHARMACEUTICAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note -- 1   ORGANIZATION AND BASIS OF PREPARATION

            The information presented as of March 31, 2002 and for the three month period then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2001 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001.

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Cadus Technologies, Inc. organized in December 2001. All inter- company balances and transactions have been eliminated in consolidation.

            The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Note -- 2   NET (LOSS) INCOME PER SHARE

            For the three month  periods ended March 31, 2002 and 2001 basic net
            (loss) income per share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding. Diluted net (loss) income per share is the same as basic net (loss) income per share since the inclusion of 609,309 shares of potential common stock equivalents (stock options and warrants) in the computation at March 31, 2002 would be anti-dilutive.

Note -- 3   LICENSING AGREEMENTS

            In December 2001, the Company licensed its yeast-based drug discovery technologies on a non-exclusive basis to a major pharmaceutical company. Under the licensing agreement, the Company received an up-front non-refundable fee of $500,000 that was recorded as revenue in the December 31, 2001 consolidated statement of operations as the Company has no further involvement with the development of the product. The Company received payment in January 2002. The Company will receive an additional licensing fee of $1,000,000 if the licensee achieves a research milestone. The licensee is entitled to use the technologies for five years from the date of the agreement if it makes such $1,000,000

                        CADUS PHARMACEUTICAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


            payment. If the $1,000,000 payment is not made by February 2003, the Company has the right to terminate the agreement. Following the initial five year term, the licensee may renew the license annually upon payment of an annual licensing fee of $250,000.

            In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. ("OSI"), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license and a supplemental license fee of $250,000 which was paid in December 2000 after the lifting of the injunction obtained by SIBIA Neurosciences, Inc. ("SIBIA") and recorded as license fee revenue. OSI may terminate the license at any time on 30 days prior written notice. During each of the quarters ended March 31, 2002 and 2001, Cadus recognized $100,000 of license revenue related to this agreement.

Note -- 4   ARBITRATION SETTLEMENT

            In March 2002, the arbitrator in the arbitration proceeding commenced against Cadus by Philip N. Sussman, the former Senior Vice President, Finance and Corporate Development, and Chief Financial Officer of Cadus, ruled in favor of Mr. Sussman and awarded him approximately $750,000 in severance pay, interest and attorneys and other costs and fees. A charge of $750,000 was recorded in the consolidated statement of operations for the year ended December 31, 2001. The Company expects to make a payment to Mr. Sussman during the quarter ending June 30, 2002.

Note -- 5   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

            Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and is effective for financial statements issued for fiscal years beginning after December 15, 2001. There was no impact on the Company financial statements from the adoption of this statement on January 1, 2002.

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

The Company has incurred operating losses in each year since its inception. At March 31, 2002, the Company had an accumulated deficit of approximately $34.4 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

REVENUES

Revenues for the three months ended March 31, 2002 and 2001 were $100,000 which is the annual maintenance fee from OSI.

COSTS AND EXPENSES

General and administrative expense increased to $263,710 for the three months ended March 31, 2002 from $241,266 for the same period in 2001. Patent costs and professional fees increased by approximately $36,000 offset by a decrease in insurance of approximately $8,000 and minor decreases in other expenses.

For the three months ended March 31, 2002 the Company recognized a gain of $682 in its investment in Laurel Partners Limited Partnership. The loss for the same period in 2001 was $186.

OTHER INCOME

Interest income for the three months ended March 31, 2002 was $94,568 compared to interest income of $294,700 in the same period in 2001. This decrease is attributable primarily to lower interest rates earned on invested funds.

Pursuant to a court order in the patent infringement litigation with SIBIA, the Company received in February 2001 a $155,402 reimbursement of litigation costs offset by legal costs incurred of $29,786.

NET (LOSS) INCOME

Net loss for the three months ended March 31, 2002 was $68,460 compared to net income of $272,864 for the same period in 2001. This decrease can be attributed primarily to decrease in interest income and the net reimbursement of SIBIA litigation costs received in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002 the Company held cash and cash equivalents of $24.9 million. The Company's working capital at March 31, 2002 was $24.2 million.

The Company believes that its existing capital resources, together with interest income, will be sufficient to support its operations through the end of 2003. This forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to acquire technologies or products or to acquire or invest in companies and the expenses of pursuing such transactions.

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

PART II --  OTHER INFORMATION

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

                                       CADUS PHARMACEUTICAL CORPORATION
                                       (REGISTRANT)


Date: May 14, 2002                     By: /s/ Russell D. Glass
                                           -------------------------------------
                                           Russell D. Glass
                                           President and Chief Executive Officer
                                           (Authorized Officer and Principal
                                           Financial Officer)

                                  EXHIBIT INDEX


         There are no exhibits being filed as part of this Quarterly Report on Form 10-Q.