Form 10-Q
period 2002-06-30
CADUS PHARMACEUTICAL CORP
filed 2002-08-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    ---------------------

                         Commission File Number 0-28674

                        CADUS PHARMACEUTICAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified on its Charter)


                Delaware                                    13-3660391
--------------------------------------------------------------------------------
      (State of Other Jurisdiction                      (I.R.S. Employer
    of Incorporation or Organization)                  Identification No.)

  767 Fifth Avenue, New York, New York                        10153
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code        (212) 702-4315
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

                            Yes __X__         No_____

The number of shares of registrant's common stock, $0.01 par value, outstanding as of July 31, 2002 was 13,144,040.

                        CADUS PHARMACEUTICAL CORPORATION

                                      INDEX
                                                                        PAGE NO.
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                          3

              PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance
              Sheets - June 30, 2002 (unaudited)
              and December 31, 2001 (audited)                              4

              Condensed Consolidated Statements
              of Operations - Three Months Ended
              June 30, 2002 and 2001 (unaudited)                           5

              Condensed Consolidated Statements
              of Operations - Six Months Ended
              June 30, 2002 and 2001 (unaudited)                           6

              Condensed Consolidated Statements
              of Cash Flows - Six Months Ended
              June 30, 2002 and 2001 (unaudited)                           7

              Notes to Condensed Consolidated
              Financial Statements (unaudited)                        8 - 10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               11 - 12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       13

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                13

Item 2.  Changes in Securities and Use of Proceeds                        13

Item 3.  Defaults Upon Senior Securities                                  13

Item 4.  Submission of Matters to a Vote of Security Holders              13

Item 5.  Other Information                                                13

Item 6.  Exhibits and Reports on Form 8K                                  13

SIGNATURES                                                                14

EXHIBIT INDEX                                                             15

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, technological uncertainties regarding the Company's technologies, risks and uncertainties relating to the Company's ability to realize value from its assets, the Company's ability to license its technologies to third parties, the Company's future acquisition and in-licensing of technologies, the Company's capital needs and uncertainty of future funding, the Company's history of operating losses, the Company's dependence on proprietary technology and the unpredictability of patent protection, intense competition in the pharmaceutical and biotechnology industries, rapid technological development that may result in the Company's technologies becoming obsolete, as well as other risks and uncertainties discussed in the Company's prospectus dated July 17, 1996.

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        CADUS PHARMACEUTICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        JUNE 30,    DECEMBER 31,
                                                          2002         2001
                                                      -----------   -----------
                                                      (Unaudited)    (Audited)
Current assets
  Cash and cash equivalents                           $24,108,292   $24,469,357
  License fee receivable                                       --       500,000
  Prepaid and other current assets                         45,524        75,000
                                                      -----------   -----------
      Total current assets                             24,153,816    25,044,357

Investment in other ventures                              167,021       165,614
Other assets, net                                         950,169       990,622
                                                      -----------   -----------
      Total assets                                    $25,271,006   $26,200,593
                                                      ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accrued expenses and other current liabilities      $   175,396   $    95,032
  Arbitration settlement                                       --       750,000
                                                      -----------   -----------
      Total current liabilities                           175,396       845,032
                                                      -----------   -----------

Stockholders' equity
  Common stock                                            132,857       132,857
  Additional paid-in capital                           59,844,355    59,844,355
  Accumulated deficit                                 (34,581,527)  (34,321,576)
  Treasury stock                                         (300,075)     (300,075)
                                                      -----------   -----------
      Total stockholders' equity                       25,095,610    25,355,561
                                                      -----------   -----------
      Total liabilities and stockholders' equity      $25,271,006   $26,200,593
                                                      ===========   ===========


      See accompanying notes to condensed consolidated financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended
                                                               June 30,
                                                          2002          2001
                                                      -----------   -----------
                                                      (Unaudited)    (Unaudited)
License and maintenance fees                          $        --   $        --
                                                      -----------   -----------
    Total revenues                                             --            --
                                                      -----------   -----------
Costs and expenses:
  General and administrative expenses                     277,835       407,641
  Gain from equity in other ventures                         (725)       (2,165)
                                                      -----------   -----------
    Total costs and expenses                              277,110       405,476
                                                      -----------   -----------
Loss from operations                                     (277,110)     (405,476)
                                                      -----------   -----------

Other income:
  Interest income                                          85,619       234,793
                                                      -----------   -----------
    Total other income                                     85,619       234,793
                                                      -----------   -----------
Loss before income taxes                                 (191,491)     (170,683)

Income taxes                                                   --            --
                                                      -----------   -----------
      Net loss                                        ($  191,491)  ($  170,683)
                                                      ===========   ===========
Basic and diluted loss per weighted
average share of common stock outstanding             ($     0.01)  ($     0.01)
                                                      ===========   ===========
Weighted average shares of common stock
outstanding - basic and diluted                        13,144,040    13,144,040
                                                      ===========   ===========


      See accompanying notes to condensed consolidated financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Six Months Ended
                                                               June 30,
                                                          2002          2001
                                                      -----------   -----------
                                                      (Unaudited)   (Unaudited)

License and maintenance fees                          $   100,000   $   100,000
                                                      -----------   -----------
    Total revenues                                        100,000       100,000
                                                      -----------   -----------
Costs and expenses:
  General and administrative expenses                     541,545       648,908
  Gain from equity in other ventures                       (1,407)       (1,979)
                                                      -----------   -----------
    Total costs and expenses                              540,138       646,929
                                                      -----------   -----------
Loss from operations                                     (440,138)     (546,929)
                                                      -----------   -----------

Other income:
  Interest income                                         180,187       529,494
  Net reimbursement of SIBIA litigation costs                  --       125,616
                                                      -----------   -----------
    Total other income                                    180,187       655,110
                                                      -----------   -----------
(Loss) income before income taxes                        (259,951)      108,181

Income taxes                                                   --            --
                                                      -----------   -----------
      Net (loss) income                               ($  259,951)  $   108,181
                                                      ===========   ===========
Basic and diluted (loss) income per weighted
average share of common stock outstanding             ($     0.02)  $      0.01
                                                      ===========   ===========
Weighted average shares of common stock
outstanding - basic and diluted                        13,144,040    13,144,040
                                                      ===========   ===========


      See accompanying notes to condensed consolidated financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                               June 30,
                                                          2002          2001
                                                      -----------   -----------
                                                      (Unaudited)   (Unaudited)
Cash flows from operating activities:

  Net (loss) income                                   ($  259,951)  $   108,181

  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

    Amortization of patent costs                           40,453        40,453

    Gain from equity in other ventures                     (1,407)       (1,979)

  Changes in assets and liabilities:

    Decrease in license fee receivable                    500,000            --

    Decrease in prepaid and other current assets           29,476        83,556

    (Decrease) increase in accrued expenses and
      other current liabilities                          (669,636)      110,076
                                                      -----------   -----------
Net cash (used in) provided by operating activities      (361,065)      340,287
                                                      -----------   -----------
Net (decrease) increase in cash and cash equivalents     (361,065)      340,287

Cash and cash equivalents - beginning of period        24,469,357    24,383,352
                                                      -----------   -----------
Cash and cash equivalents - end of period             $24,108,292   $24,723,639
                                                      ===========   ===========


      See accompanying notes to condensed consolidated financial statements

                        CADUS PHARMACEUTICAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note - 1   ORGANIZATION AND BASIS OF PREPARATION

           The information presented as of June 30, 2002 and for the three and six month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2001 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001.

           The  consolidated  financial  statements  include the accounts of the
           Company and its wholly owned subsidiary Cadus Technologies, Inc., organized in December 2001. All inter- company balances and transactions have been eliminated in consolidation.

           The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Note - 2   NET (LOSS) INCOME PER COMMON SHARE

           For the three and six month periods ended June 30, 2002 and 2001 basic net (loss) income per share is computed by dividing the net
           (loss) income by the weighted average number of common shares outstanding. Diluted net (loss) income per share is the same as basic net (loss) income per share since the inclusion of 609,309 shares of potential common stock equivalents (stock options and warrants) in the computation at June 30, 2002 would be anti- dilutive.

Note - 3   LICENSING AGREEMENTS

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

           In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. ("OSI"), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license and a supplemental license fee of $250,000 which was paid in December 2000, after the lifting of the injunction obtained by SIBIA Neurosciences, Inc. ("SIBIA"), and recorded as license fee revenue. OSI may terminate the license at any time on 30 days prior written notice. During the six month period ended June 30, 2002 and 2001, Cadus recognized $100,000 of license revenue related to this agreement.

Note - 4   ARBITRATION AWARD

           In March 2002, the arbitrator in the arbitration proceeding commenced against Cadus by Philip N. Sussman, the former Senior Vice President, Finance and Corporate Development, and Chief Financial Officer of Cadus, ruled in favor of Mr. Sussman and awarded him approximately $750,000 in severance pay, interest and attorneys and other costs and fees. A charge of $750,000 was recorded in the consolidated statement of operations for the year ended December 31, 2001. The payment to Mr. Sussman was made during the quarter ended June 30, 2002.


Note - 5   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

           Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), addresses the method of identifying and measuring goodwill and other intangible assets, eliminates further amortization of goodwill and intangible assets that have indefinite useful lives, and requires periodic evaluations of impairment of goodwill balances and intangible assets. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Live Assets to be Disposed Of." SFAS 142 is effective for fiscal years beginning after December 15, 2001. There was no impact on the Company financial statements from the adoption of this statement on January 1, 2002.

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

The Company has incurred operating losses in each year since its inception. At June 30, 2002, the Company had an accumulated deficit of approximately $34.6 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

REVENUES

There were no revenues for the three months ended June 30, 2002 and 2001.

COSTS AND EXPENSES

General and administrative expenses were $277,835 for the three months ended June 30, 2002 compared to $407,641 for the same period in 2001. The decrease is attributable primarily to a decrease of $105,000 in patent costs and professional fees.

For the three months ended June 30, 2002, the Company recognized net income of $725 in its investment in Laurel Partners Limited Partnership ("Laurel"). Such income for the same period in 2001 was $2,165.

OTHER INCOME

Interest income for the three months ended June 30, 2002 was $85,619 compared to interest income of $234,793 for the same period in 2001. This decrease is attributable primarily to lower interest rates earned on invested funds.

NET (LOSS) INCOME

Net loss for the three months ended June 30, 2002 was $191,491 compared to the net loss of $170,683 for the same period in 2001. This increase in net loss can be attributed primarily to the decrease in interest income offset in part by the decrease in general and administrative expenses.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 31, 2001

REVENUES

Revenues for the six months ended June 30, 2002 and 2001 were $100,000 which is the annual maintenance fee from OSI.

COSTS AND EXPENSES

General and administrative expenses were $541,545 for the six months ended June 30, 2002 compared to $648,905 for the same period in 2001. The decrease is attributable primarily to a decrease in patent costs and professional fees.

For the six months ended June 30, 2002, the Company recognized net income of $1,407 in its investment in Laurel. Such income for the same period in 2001 was $1,979.

OTHER INCOME

Interest income for the six months ended June 30, 2002 was $180,187 compared to interest income of $529,494 for the same period in 2001. This decrease is attributable primarily to lower interest rates earned on invested funds.

Pursuant to a court order, the Company received in February 2001 a $155,402 reimbursement of SIBIA litigation costs offset by legal costs incurred of $29,786.

NET (LOSS) INCOME

Net loss for the six months ended June 30, 2002 was $259,951 compared to net income of $108,181 for the same period in 2001. This decrease can be attributed primarily to the decrease in interest income and the receipt, only in 2001, of the net reimbursement of SIBIA litigation costs, offset in part by the decrease in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002 the Company held cash and cash equivalents of $24.1 million. The Company's working capital at June 30, 2002 was $24.0 million.

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

         (a) The Exhibit listed in the Exhibit Index is included in this report.

         (b)  Reports on Form 8-K.

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CADUS PHARMACEUTICAL CORPORATION
                           (REGISTRANT)


Date: August 14, 2002      By:   /s/ Russell D. Glass
                              --------------------------------------------------
                               Russell D. Glass
                               President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

                                  EXHIBIT INDEX


The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.                                Description
-----------                                -----------

99.1                                       Certification Pursuant to 18 U.S.C.
                                           Section 1350, as Adopted Pursuant to
                                           Section 906 of the Sarbanes-Oxley Act
                                           of 2002