Form 10-Q
period 2002-09-30
CADUS PHARMACEUTICAL CORP
filed 2002-11-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      September 30, 2002
                                             -------------------

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -------------------

                         Commission File Number 0-28674

                        CADUS PHARMACEUTICAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified on its Charter)


              Delaware                                    13-3660391
  --------------------------------                    -------------------
  (State of Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                     Identification No.)


  767 Fifth Avenue, New York, New York                       10153
----------------------------------------                  ----------
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code      (212) 702-4315
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
                                           Yes    X             No
                                               -------             ---------

The number of shares of registrant's common stock, $0.01 par value, outstanding as of October 31, 2002 was 13,144,040.

                        CADUS PHARMACEUTICAL CORPORATION

                                      INDEX

                                                                                      Page No.
                                                                                      --------

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                                         4

              PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets - September 30, 2002 (unaudited)
              and December 31, 2001 (audited)                                             5

              Condensed Consolidated Statements of Income - Three
              Months Ended September 30, 2002 and 2001 (unaudited)                        6

              Condensed Consolidated Statements of Income - Nine Months
              Ended September 30, 2002 and 2001 (unaudited)                               7

              Condensed Consolidated Statements of Cash Flows - Nine Months
              Ended September 30, 2002 and 2001 (unaudited)                               8

              Notes to Condensed Consolidated Financial Statements (unaudited)       9 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  12 - 14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                                                                                         14

Item 4.  Controls and Procedures                                                         14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                               14

Item 2.  Changes in Securities and Use of Proceeds                                       14

Item 3.  Defaults Upon Senior Securities                                                 14

Item 4.  Submission of Matters to a Vote of Security Holders                             15

Item 5.  Other Information                                                               15

Item 6.  Exhibits and Reports on Form 8-K                                                 15

SIGNATURES                                                                               16

                                                                                      Page No.
                                                                                      --------

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
ACT OF 2002                                                                         17 - 18

EXHIBIT INDEX                                                                            19

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

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        CADUS PHARMACEUTICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                      2002            2001
                                                                  ------------    ------------
                                                                   (Unaudited)     (Audited)
Current assets
         Cash and cash equivalents                                $ 23,894,757    $ 24,469,357
         License fee receivable                                           --           500,000
         Prepaid and other current assets                              150,598          75,000
         Investment in marketable securities                           679,827            --
                                                                  ------------    ------------
                     Total current assets                           24,725,182      25,044,357

Investment in other ventures                                           164,322         165,614
Other assets, net                                                      929,942         990,622
                                                                  ------------    ------------
                     Total assets                                 $ 25,819,446    $ 26,200,593
                                                                  ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
         Accrued expenses and other current liabilities           $    156,428    $     95,032
         Arbitration settlement                                           --           750,000
         Deferred gain on marketable securities                        158,135            --
                                                                  ------------    ------------
                     Total current liabilities                         314,563         845,032
                                                                  ------------    ------------
Stockholders' equity
         Common stock                                                  132,857         132,857
         Additional paid-in capital                                 59,844,355      59,844,355
         Accumulated deficit                                       (33,870,757)    (34,321,576)
         Other comprehensive income                                   (301,497)           --
         Treasury stock                                               (300,075)       (300,075)
                                                                  ------------    ------------
                     Total stockholders' equity                     25,504,883      25,355,561
                                                                  ------------    ------------
                     Total liabilities and stockholders' equity   $ 25,819,446    $ 26,200,593
                                                                  ============    ============


      See accompanying notes to condensed consolidated financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                           Three Months Ended
                                                                              September 30,
                                                                          2002             2001
                                                                      ------------    ------------
                                                                       (Unaudited)     (Unaudited)

License and maintenance fees                                          $       --      $       --
                                                                      ------------    ------------
                        Total revenues                                        --              --
                                                                      ------------    ------------
Costs and expenses:
         General and administrative expenses                               191,536         163,639
         Loss (gain) from equity in other ventures                           2,699          (1,826)
                                                                      ------------    ------------
                        Total costs and expenses                           194,235         161,813
                                                                      ------------    ------------
Operating loss                                                            (194,235)       (161,813)
                                                                      ------------    ------------
Other income:
           Interest income                                                  81,816         185,346
           Realized gain on marketable securities                          823,189            --
                                                                      ------------    ------------
             Total other income                                            905,005         185,346
                                                                      ------------    ------------

Income before income taxes                                                 710,770          23,533

Income taxes                                                                  --              --
                                                                      ------------    ------------
                        Net income                                    $    710,770    $     23,533
                                                                      ============    ============
Basic and diluted income per weighted average share of common
stock outstanding                                                     $       0.05    $       0.00
                                                                      ============    ============
Weighted average shares of common stock outstanding - basic and
diluted                                                                 13,144,040      13,144,040
                                                                      ============    ============





      See accompanying notes to condensed consolidated financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                        Nine Months Ended
                                                                           September 30,
                                                                       2002            2001
                                                                  ------------    ------------
                                                                  (Unaudited)     (Unaudited)

License and maintenance fees                                      $    100,000    $    100,000
                                                                  ------------    ------------
                        Total revenues                                 100,000         100,000
                                                                  ------------    ------------
Costs and expenses:
         General and administrative expenses                           733,081         812,547
         Loss (gain) from equity in other ventures                       1,292          (3,805)
                                                                  ------------    ------------
                        Total costs and expenses                       734,373         808,742
                                                                  ------------    ------------
Operating loss                                                        (634,373)       (708,742)
                                                                  ------------    ------------
Other income:
         Interest income                                               262,003         714,840
         Net reimbursement of SIBIA litigation costs                      --           125,616
         Realized gain on marketable securities                        823,189            --
                                                                  ------------    ------------
                        Total other income                           1,085,192         840,456
                                                                  ------------    ------------

Income before income taxes                                             450,819         131,714

Income taxes                                                              --              --
                                                                  ------------    ------------
                        Net income                                $    450,819    $    131,714
                                                                  ============    ============
Basic and diluted income per weighted average share of common
stock outstanding                                                 $       0.03    $       0.01
                                                                  ============    ============
Weighted average shares of common stock outstanding - basic and
diluted                                                             13,144,040      13,144,040
                                                                  ============    ============





      See accompanying notes to condensed consolidated financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Nine Months Ended
                                                                               September 30,
                                                                           2002            2001
                                                                       ------------    ------------
                                                                        (Unaudited)    (Unaudited)

Cash flows from operating activities:

       Net income                                                      $    450,819    $    131,714

       Adjustments to reconcile net income
             to net cash (used in) provided by operating activities:
             Amortization of patent costs                                    60,680          60,679
             Realized gain on marketable securities                        (823,189)           --
             Loss (gain) from equity in other ventures                        1,292          (3,805)

       Changes in assets and liabilities:
             Decrease in license fee receivable                             500,000            --
             Increase in prepaid and other current assets                   (75,598)        (34,472)
             (Decrease) increase in accrued expenses and other
                current liabilities                                        (688,604)        115,652
                                                                       ------------    ------------
Net cash (used in) provided by operating activities                        (574,600)        269,768
                                                                       ------------    ------------
Net (decrease) increase in cash and cash equivalents                       (574,600)        269,768

Cash and cash equivalents - beginning of period                          24,469,357      24,383,352
                                                                       ------------    ------------
Cash and cash equivalents - end of period                              $ 23,894,757    $ 24,653,120
                                                                       ============    ============





      See accompanying notes to condensed consolidated financial statements

                        CADUS PHARMACEUTICAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note - 1          ORGANIZATION AND BASIS OF PREPARATION

                  The information presented as of September 30, 2002 and for the three and nine month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2001 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001.

                  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Cadus
                  Technologies, Inc., organized in December 2001. All inter-company balances and transactions have been eliminated in consolidation.

                  The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Note - 2          NET INCOME PER COMMON SHARE

                  For the three and nine month periods ended September 30, 2002 and 2001 basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted net income per share is the same as basic net income per share since the inclusion of 609,309 shares of potential common stock equivalents (stock options and warrants) in the computation at September 30, 2002 would be anti-dilutive.

Note - 3          LICENSING AGREEMENTS

                  In December 2001, the Company licensed its yeast-based drug discovery technologies on a non-exclusive basis to a major pharmaceutical company. Under the licensing agreement, the Company received an up-front non-refundable fee of $500,000 that was recorded as revenue in the December 31, 2001 consolidated statement of income as the Company has no further involvement with the development of the product. The Company received payment in January 2002. The Company will receive an additional licensing fee of $1,000,000 if the licensee achieves a research milestone. The licensee is entitled to use the technologies for five years from the date of the agreement if it makes such $1,000,000 payment. If the $1,000,000 payment is not made by February 2003, the Company has the

                        CADUS PHARMACEUTICAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  right to terminate the agreement. Following the initial five year term, the licensee may renew the license annually upon payment of an annual licensing fee of $250,000.

                  In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. ("OSI"), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license and a supplemental license fee of $250,000 which was paid in December 2000, after the lifting of the injunction obtained by SIBIA Neurosciences, Inc. ("SIBIA"), and recorded as license fee revenue. OSI may terminate the license at any time on 30 days prior written notice. During each of the nine month periods ended September 30, 2002 and 2001, Cadus recognized $100,000 of license revenue related to this agreement.

Note - 4          ARBITRATION AWARD

                  In March 2002, the arbitrator in the arbitration proceeding commenced against Cadus by Philip N. Sussman, the former Senior Vice President, Finance and Corporate Development, and Chief Financial Officer of Cadus, ruled in favor of Mr. Sussman and awarded him approximately $750,000 in severance pay, interest and attorneys and other costs and fees. A charge of $750,000 was recorded in the consolidated statement of income for the year ended December 31, 2001. The payment to Mr. Sussman was made during the quarter ended June 30, 2002.

Note - 5          INVESTMENT IN MARKETABLE SECURITIES

                  The Company had an equity interest in Axiom Biotechnologies, Inc. ("Axiom"). Due to Axiom's operating losses, the Company's investment was written down to $0 at December 31, 2001. On August 30, 2002 Axiom entered into a merger agreement with a wholly owned subsidiary of Sequenom, Inc. ("Sequenom") whose shares of common stock are publicly traded on the Nasdaq National Market. Pursuant to the merger, the Company received 441,446 common shares of Sequenom with a fair market value of $2.43 per share, in exchange for its shares in Axiom.

                  Pursuant to the merger, 102,685 of the Company's 441,446 common shares of Sequenom are held in escrow (the "Escrow Shares") for a one-year period. The Escrow Shares are held to secure rights to indemnification, compensation and reimbursement of Sequenom and other indemnities as defined in the merger agreement.

                  Upon closing of the transaction, the Company recorded a realized gain of $823,189 related to the 338,761 common shares received in the condensed consolidated statement of income

                        CADUS PHARMACEUTICAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  for the three months ended September 30, 2002. The remaining value of the Escrow Shares received was recorded as a deferred gain on marketable securities in the accompanying condensed consolidated balance sheet.

                  Pursuant to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities" management deems its investment in Sequenom to be available for sale and reports its investment at fair value with net unrealized gains or losses reported within shareholders' equity. The Company's unrealized loss of
                  $301,497 on shares received is reflected in other comprehensive income as of September 30, 2002. The Company's unrealized loss of $91,390 for escrow shares is reflected as an offset to the deferred gain on marketable securities as of September 30, 2002.


Note - 6      ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

                 Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), addresses the method of identifying and measuring goodwill and other intangible assets, eliminates further amortization of goodwill and intangible assets that have indefinite useful lives, and requires periodic evaluations of impairment of goodwill balances and intangible assets. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Live Assets to be Disposed Of." SFAS 142 is effective for fiscal years beginning after December 15, 2001. There was no impact on the Company financial statements from the adoption of this statement on January 1, 2002.

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

The Company has incurred operating losses in each year since its inception. At September 30, 2002, the Company had an accumulated deficit of approximately $34.0 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

REVENUES

There were no revenues for the three months ended September 30, 2002 and 2001.

COSTS AND EXPENSES

General and administrative expenses were $191,536 for the three months ended September 30, 2002 compared to $163,639 for the same period in 2001. The increase is primarily attributable to an increase in patent costs and professional fees.

For the three months ended September 30, 2002, the Company recognized a loss of $2,699 in Laurel Partners Limited Partnership ("Laurel"), compared to income for the same period in 2001 of $1,826.

OTHER INCOME

Interest income for the three months ended September 30, 2002 was $81,816 compared to interest income of $185,346 for the same period in 2001. This decrease is attributable primarily to lower interest rates earned on invested funds.

On August 30, 2002, the Company's equity interest in Axiom Biotechnologies, Inc. ("Axiom") was converted into 441,446 shares of Sequenom, Inc. ("Sequenom") pursuant to the merger of Axiom and Sequenom. Upon closing of the transaction, the Company recorded a realized gain of $823,189 related to the 338,761 common shares received in the condensed consolidated statement of income for the three months ended September 30, 2002. The remaining value of the 102,685 shares held in escrow was recorded as a deferred gain on marketable securities in the accompanying condensed consolidated balance sheet.

NET  INCOME

Net income for the three months ended September 30, 2002 was $710,770 compared to the net income of $23,533 for the same period in 2001. This increase in net income can be attributed primarily to the realized gain on marketable securities offset by a decrease in interest income.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

REVENUES

Revenues for the nine months ended September 30, 2002 and for the nine months ended September 30, 2001 were $100,000 which is the annual maintenance fee from OSI.

COSTS AND EXPENSES

General and administrative expenses were $733,081 for the nine months ended September 30, 2002 compared to $812,547 for the same period in 2001. The decrease is attributable primarily to a decrease in insurance, professional fees and shareholder relations offset by increases in patent costs and directors fees.

For the nine months ended September 30, 2002, the Company recognized a loss of $1,292 in its investment in Laurel compared to income for the same period in 2001 of $3,805.

OTHER INCOME

Interest income for the nine months ended September 30, 2002 was $262,003 compared to interest income of $714,840 for the same period in 2001. This decrease is attributable primarily to lower interest rates earned on invested funds.

On August 30, 2002, the Company's equity interest in Axiom was converted into 441,446 shares of Sequenom pursuant to the merger of Axiom and Sequenom. Upon closing of the transaction, the Company recorded a realized gain of $823,189 related to the 338,761 common shares received in the condensed consolidated statement of income for the nine months ended September 30, 2002. The remaining value of the 102,685 shares held in escrow was recorded as a deferred gain on marketable securities in the accompanying condensed consolidated balance sheet.

Pursuant to a court order, the Company received in February 2001 a $155,402 reimbursement of SIBIA litigation costs offset by legal costs incurred of $29,786.

NET  INCOME

Net income for the nine months ended September 30, 2002 was $450,819 compared to net income of $131,714 for the same period in 2001. This increase can be attributed primarily to a realized gain on marketable securities offset by the decrease in interest income and the receipt, only in 2001, of the net reimbursement of SIBIA litigation costs.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002 the Company held cash and cash equivalents of $23.9 million. The Company's working capital at September 30, 2002 was $24.4 million.

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

Item 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, the Company's President and Chief Executive Officer, who also performs functions similar to those of a principal financial officer, concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and
15(d)-14(c)   promulgated  under  the  Securities  Exchange  Act  of  1934)  are effective.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

                                 CADUS PHARMACEUTICAL CORPORATION
                                 (REGISTRANT)


Date: November 14, 2002          By: /s/ Russell D. Glass
                                     ------------------------------------
                                     Russell D. Glass
                                     President and Chief Executive Officer
                                     (Authorized Officer and Principal Financial
                                     Officer)

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Russell  D.  Glass,   President  and  Chief   Executive   Officer  of  Cadus
Pharmaceutical Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cadus Pharmaceutical Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedure as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


                                  /s/ Russell D. Glass
                                  ----------------------------------------------
                                  Russell D. Glass
                                  President and Chief Executive Officer (Chief
                                  Executive Officer and Chief Financial Officer)

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