Form 10-K
period 2002-12-31
CADUS PHARMACEUTICAL CORP
filed 2003-03-31
CIK 911148

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ................................... December 31, 2002.

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------   -----------------------

Commission File Number                      0-28674
                       ---------------------------------------------------------

                        CADUS PHARMACEUTICAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     13-3660391
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

         767 Fifth Avenue
         New York, New York                                10153
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

Company's telephone number, including area code:          (212) 702-4367
                                                 -------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 per share
                          -----------------------------
                                (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes: _X_   No: ___

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12-b-2 of the Act).           Yes:___    No: _X_

       The aggregate market value of Common Stock held by non-affiliates of the Company, computed by reference to the closing price on March 15, 2003, was $6,292,100.

       Number of shares outstanding of each class of Common Stock, as of March 15, 2003: 13,144,040 shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

       Certain statements in this Annual Report on Form 10-K, particularly under Items 1 through 8, constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, technological uncertainties regarding the Company's technologies, the Company's capital needs and uncertainty of future funding, uncertainties regarding the Company's ability to license its technologies to third parties, the Company's history of operating losses, the Company's dependence on proprietary technology and the unpredictability of patent protection, intense competition in the pharmaceutical and biotechnology industries, rapid technological development that may result in the Company's technologies becoming obsolete, as well as other risks and uncertainties discussed in the Company's prospectus dated July 17, 1996.


                                     PART I

ITEM 1.  BUSINESS.

GENERAL

       Cadus Pharmaceutical Corporation ("Cadus") was incorporated under the laws of the State of Delaware in January 1992 and until July 30, 1999 devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, Cadus sold its drug discovery assets to OSI Pharmaceuticals, Inc. (OSI") and ceased its internal drug discovery operations and research efforts for collaborative partners. In December 2001, Cadus formed a wholly owned subsidiary, Cadus Technologies, Inc. (the "Subsidiary"), and transferred all of its patents, patent applications, know how, licenses and drug discovery technologies to the Subsidiary. Cadus and the Subsidiary (collectively, the "Company") are currently seeking to (i) license the Subsidiary's drug discovery technologies and (ii) use a portion of their available cash to acquire or invest in companies or income producing assets. While such companies or assets might be in the biotechnology or pharmaceutical industries, the Company will consider acquisitions or investments in other industries as well.

       On July 30, 1999, Cadus sold to OSI, pursuant to an asset purchase agreement, its drug discovery programs focused on G Protein-coupled receptors, its directed library of approximately 150,000 small molecule compounds specifically designed for drug discovery in the G Protein- coupled receptor arena, its collaboration with Solvay Pharmaceuticals B.V. ("Solvay
Pharmaceuticals"), its lease to its research facility in Tarrytown, New York together with the furniture and fixtures and its lease to equipment in the facility, and its inventory of laboratory supplies. Pursuant to such sale transaction, OSI assumed the Cadus's lease to Cadus's research facility in Tarrytown, New York, Cadus's equipment lease with General Electric Capital Corporation ("GECC") and Cadus's research collaboration and license agreement with Solvay Pharmaceuticals. As consideration for the sale, Cadus received approximately $1,500,000 in cash and OSI assumed certain liabilities of Cadus relating to employees hired by OSI aggregating approximately $133,000. In addition, Cadus would be entitled to royalties and up to $3.0 million in milestone payments on the first product derived from compounds sold to OSI or from the collaboration with Solvay Pharmaceuticals. Cadus licensed to OSI on a non-exclusive basis certain technology solely to enable OSI to fulfill its obligations under the collaboration with Solvay Pharmaceuticals. Cadus also licensed to OSI on a non-exclusive basis certain proprietary software and technology relating to chemical resins in order to enable OSI to fully benefit from the compounds it acquired from Cadus. Cadus retained ownership of all its other assets, including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, and genetic engineering tools and its genomics databases related to G Protein-coupled receptors. Cadus ceased its drug discovery operations and research efforts for collaborators as a result of this transaction and terminated all employees who were not hired by OSI or who did not voluntarily resign, except for the Chief Executive Officer who resigned in April 2000.

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

       There are approximately 2,000 G Protein-coupled receptors estimated to be in the human genome, half of which are believed to be involved in taste, smell and sight. The importance of G Protein-coupled receptors is demonstrated by the fact that a large number of currently available prescription drugs work by interacting with known G Protein-coupled receptors. These drugs include the anti-ulcer agents Zantac and Tagamet, the anti-depressants Prozac and Zoloft, and the anti- histamine Claritin. Many of these drugs were developed through the application of time consuming and expensive trial and error methods without an understanding of the chemistry and structure of the G Protein-coupled receptors with which they interact. More efficient drug discovery methods are available once the gene sequence, biological function and role in disease processes of a G Protein-coupled receptor have been determined.

       The sequences and functions of several hundred human G Protein-coupled receptors have been identified. The Company believes that the identification of the gene sequences and functions of the remaining G Protein-coupled receptors (other than those involved in taste, smell or sight) will yield a substantial number of potential drug discovery targets. Scientists working on the Human Genome Project have sequenced portions of thousands of genes and have published such sequences or placed them in public databases. Although the Human Genome Project has produced and made publicly available an ever increasing volume of raw DNA sequences (including sequence fragments that may represent portions of human G Protein-coupled receptors), such data cannot be used in drug discovery until (i) a DNA sequence is recognized to comprise a portion of a G Protein-coupled receptor (ii) the full DNA sequence of the G Protein-coupled receptor is identified, (iii) the function of the G Protein-coupled receptor is elucidated, and (iv) agonists and/or antagonists for the G Protein-coupled receptor are identified.

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

INVESTMENT IN SEQUENOM, INC.

       The Company had an equity interest in Axiom Biotechnologies Inc. ("Axiom"). On August 30, 2002, Axiom entered into a merger agreement with a wholly owned subsidiary of Sequenom, Inc. ("Sequenom"). Pursuant to the merger, Cadus received 441,446 shares of common stock in Sequenom, a publicly traded company, in exchange for its equity interest in Axiom.

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

       In December 2001, the Subsidiary licensed to a major pharmaceutical company, on a non- exclusive basis, its yeast technologies, including various reagents and its library of over 25,000 yeast strains. The licensee paid to the Subsidiary an up-front non-refundable fee of $500,000. In October 2002, the licensee paid to the Subsidiary an additional $1,000,000 when the licensee achieved a research milestone. The license terminates on December 31, 2006; however the licensee may extend the term for additional one-year periods by paying to the Subsidiary $250,000 for each one-year extension. The Subsidiary is seeking to license its yeast technologies to other third parties on a non-exclusive basis.

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

       The Subsidiary relies upon patents and trade secrets to protect its proprietary technologies. As of March 15, 2003, the Subsidiary was the assignee of nine issued U.S. patents covering aspects of its yeast technology and was the exclusive worldwide licensee of three issued U.S. patents for use in drug discovery. In addition, as of such date, the Subsidiary had filed or held licenses to 15 other U.S. patent applications, as well as related foreign patent applications.

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

EMPLOYEES

       As of March 15, 2003, the Company had no employees. Michele Paige, the Chief Executive Officer of Cadus and the Subsidiary, is not an employee of Cadus or the Subsidiary and is serving as the Chief Executive Officer of Cadus and the Subsidiary without compensation.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       Cadus's common stock, $.01 par value per share (the "Common Stock"), was traded on the Nasdaq National Market under the symbol KDUS until September 27, 1999 when it was delisted. Since September 27, 1999, Cadus's Common Stock has traded on the over-the-counter bulletin board under the symbol KDUS.OB. The table below sets forth the high and low sales price per share of the Common Stock for the periods indicated, as reported by the over-the-counter bulletin board.

       FISCAL YEAR 2002                                 HIGH             LOW
       First quarter ended March 31, 2002               $1.45            $1.09
       Second quarter ended June 30, 2002               $1.50            $1.15
       Third quarter ended September 30, 2002           $1.20            $1.08
       Fourth quarter ended December 31, 2002           $1.21            $1.01

       FISCAL YEAR 2001                                 HIGH             LOW
       First quarter ended March 31, 2001               $1.09            $0.63
       Second quarter ended June 30, 2001               $1.12            $0.77
       Third quarter ended September 30, 2001           $1.00            $0.75
       Fourth quarter ended December 31, 2001           $1.20            $0.81

       As of March 15, 2003, there were approximately 65 holders of record of Cadus's Common Stock.

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

                                                                      YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------------------------------
                                           2002              2001               2000               1999            1998
                                        ----------        ----------         ----------         ----------      ----------
STATEMENT OF OPERATIONS DATA:                         (dollars in thousands, except share and per share data)
Revenues                                    $1,100              $600               $979             $6,028         $12,576
                                        ----------        ----------         ----------         ----------      ----------
Operating costs and expenses:
    Research and development                    --                --                 --              9,116          15,389

    General and administrative                 885             1,079              1,652              3,643           8,977
                                        ----------        ----------         ----------         ----------      ----------
    Total operating costs and
        expenses                               885             1,079              1,652             12,759          24,366
                                        ----------        ----------         ----------         ----------      ----------
    Operating gain (loss)                      214              (479)              (673)            (6,731)        (11,790)

Net income (loss)                           $1,316(1)          $(317)(2)        $18,051(3)         ($8,524)       ($29,690)(3)
                                        ==========        ==========         ==========         ==========      ==========
Basic and diluted net income (loss)
    per share                                $0.10            ($0.02)             $1.37             ($0.65)         ($2.32)
                                        ==========        ==========         ==========         ==========      ==========
Shares used in calculation of basic
    and diluted net income (loss)
    per share                           13,144,040        13,144,040         13,133,615         13,068,940      12,811,525

                                                                            DECEMBER 31,
                                        ----------------------------------------------------------------------------------
                                           2002              2001               2000               1999            1998
                                        ----------        ----------         ----------         ----------      ----------
BALANCE SHEET DATA:                                                        (in thousands)
Cash and cash equivalents                  $24,923           $24,469            $24,383(4)          $5,082(4)      $10,976(4)
Total assets                                26,870            26,201             25,709             26,699          36,587
Short-term debt                                 --                --                 --                 --              --
Accumulated deficit                        (33,006)          (34,322)           (34,005)           (52,056)        (43,532)
Stockholders' equity                        26,458            25,356             25,672              7,465          15,989

Cadus has not paid any dividends since its inception and does not anticipate paying any dividends on its common stock in the foreseeable future.


       (1) The net income of $1,316,000 for the year ended December 31, 2002 includes a realized gain of $823,189 related to common shares of Sequenom received in connection with the merger of Axiom, in which Cadus had an equity interest, with Sequenom.

       (2)    The net loss of  $317,000  for the year ended  December  31,  2001 includes an arbitration award of approximately $750,000 to a former employee and a $155,402 reimbursement of SIBIA litigation costs offset by legal costs of $29,786.

       (3) The net income of $18.1 million for the year ended December 31, 2000 includes the reversal of the reserve for litigation damages of $18.8 million (net of legal costs) as a result of the reversal by the Court of Appeals on September 6, 2000 of the judgment that had been obtained by SIBIA in December 1998.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Cadus was incorporated in 1992 and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, Cadus sold its drug discovery assets to OSI Pharmaceuticals, Inc. ("OSI") and ceased its internal drug discovery operations and research efforts for collaborative partners. Cadus terminated all employees who were not hired by OSI or who did not voluntarily resign except for the Chief Executive Officer, who resigned in April 2000. The Company is currently seeking to (i) license the Subsidiary's drug discovery technologies and (ii) to use a portion of its available cash to acquire or invest in companies or income producing assets. While such companies or assets might be in the biotechnology or pharmaceutical industries, the Company will consider acquisitions or investments in other industries as well.

The Company has incurred operating losses in each year since its inception except for an operating gain of approximately $214,000 during the year ended December 31, 2002. At December 31, 2002, the Company had an accumulated deficit of approximately $33.0 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses.

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, "Significant Accounting Policies"

REVENUE RECOGNITION. We have entered into license agreements with two companies under which we have licensed to them our yeast technology on a non-exclusive basis. The agreements provide for the payment of non-refundable license fees to the Company. We recognize the license fees as income when received, as there are no continuing performance obligations of the Company to the licensees.

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

RESULTS OF OPERATIONS

       YEARS ENDED DECEMBER 31, 2002 AND 2001

       REVENUES

       Revenues for 2002 increased to $1,100,000 from $600,000 in 2001. This increase is primarily attributable to the Company receiving a $1,000,000 research milestone payment from a licensee.

       OPERATING EXPENSES

       General and administrative expenses decreased to $885,000 for 2002 from $1.079 million for 2001. This decrease was attributable primarily to a decrease in professional fees and insurance.

       INTEREST INCOME

       Interest income for 2002 decreased to $336,000 from $838,000 in 2001. This decrease is attributable primarily to the decrease in interest rates.

       EQUITY IN OTHER VENTURES

       Equity in other ventures in 2002 reflects a loss of $692 from the Company's investment in Laurel Partners Limited Partnership.

       REALIZED GAIN ON MARKETABLE SECURITIES

       On August 30, 2002, the Company's equity interest in Axiom was converted into 441,446 shares of common stock of Sequenom pursuant to the merger of Axiom with a subsidiary of Sequenom. Upon the closing of the transaction, the Company recorded a realized gain of $823,189 with respect to the 338,761 shares of common stock of Sequenom received in the merger in the consolidated statement of operations for the year ended December 31, 2002. The value of the remaining 102,685 shares of common stock of Sequenom received in the merger and being held in escrow was recorded as a deferred gain on exchange of equity interest in the accompanying consolidated balance sheet.

       GAIN ON REVERSAL OF LITIGATION JUDGMENT

       In 2001, pursuant to a court order the Company received $155,402 in reimbursement of SIBIA litigation costs which was partially offset by legal costs incurred of $29,786.

       SETTLEMENT OF ARBITRATION

       In March 2002, the arbitrator in the arbitration proceeding commenced against Cadus by Philip N. Sussman, the former Senior Vice President, Finance and Corporate Development, and Chief Financial Officer of Cadus, ruled in favor of Mr. Sussman and awarded him approximately $750,000 in severance pay, interest and attorneys and other costs and fees which was included in the 2001 statement of operations and paid in 2002.

       NET INCOME (LOSS)

       The net income for 2002 was $1,316,000 compared to a net loss of $317,000 for 2001. The increase is primarily attributable to a $500,000 increase in license fees, a decrease in general and administrative expenses of $194,000 and a realized gain on marketable securities of $823,189 offset by a decrease in interest income of $502,000. In 2001 there was an arbitration award of approximately $750,000 against Cadus in favor of a former employee.

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

       INTEREST INCOME

       Interest  income for 2001  increased to $838,000  from  $639,000 in 2000.
This increase is attributable primarily to the increase in the Company's unrestricted cash equivalent balances as compared to 2000 as a result of the release of funds that were held in escrow in connection with the SIBIA litigation.

       EQUITY IN OTHER VENTURES

       Equity in other ventures in 2001 reflects income of $3,086 from the Company's investment in Laurel Partners Limited Partnership. The investment in Axiom Biotechnologies, Inc. was written down to zero as of December 31, 2000.

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

       SETTLEMENT OF ARBITRATION

       In March 2002, the arbitrator in the arbitration proceeding commenced against Cadus by Philip N. Sussman, the former Senior Vice President, Finance and Corporate Development, and Chief Financial Officer of Cadus, ruled in favor of Mr. Sussman and awarded him approximately $750,000 in severance pay, interest and attorneys and other costs and fees which was included in the 2001 statement of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 2002 the Company held cash and cash equivalents of $24.9 million. The Company's working capital at December 31, 2002 was $25.4 million.

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

       In December 2001, the Subsidiary licensed to a major pharmaceutical company, on a non- exclusive basis, its yeast technologies. The licensee paid to the Subsidiary an up-front non-refundable fee of $500,000. In October 2002, the licensee paid to the Subsidiary an additional $1,000,000 when the licensee achieved a research milestone. The license terminates on December 31, 2006; however, the licensee may extend the term for additional one-year periods by paying to the Subsidiary $250,000 for each one-year extension.

       The Company believes that its existing resources, together with interest income, will be sufficient to support its current and projected funding requirements through the end of 2004. This forecast of the period of time through which the Company's financial resources will be adequate to support its operation is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to license its technologies, the transactions, if any, arising from the Company's efforts to acquire or invest in companies or income producing assets and the expenses of pursuing such transactions.

       At December 31, 2002 the Company had tax net operating loss carryforwards of approximately $28.3 million and research and development credit carryforwards of approximately $2.5 million which expire in years 2009 through 2022. The Company's ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986.

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

ITEM 8.  FINANCIAL STATEMENTS.

       The financial statements and notes thereto may be found following Item 15 of this report. For an index to the financial statements and supplementary data, see Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

       Information with respect to the executive officers and directors of Cadus as of March 15, 2002 is set forth below:

Name                       Age   Position
----                       ---   --------
Michele Paige              33    Chief Executive Officer, President and Director

James R. Broach, Ph.D.     54    Director

Russell D. Glass           40    Director

Carl C. Icahn              67    Director

Peter S. Liebert, M.D.(1)  67    Director

Jack G. Wasserman(1)       65    Director

----------
(1)    Member of the Compensation Committee.

       MICHELE PAIGE became a director and President, Chief Executive Officer, Treasurer and Secretary of Cadus in February 2002. From July 2001 Ms. Paige has served as an Investment Associate of Icahn Associates Corp. From September 1999 until June 2001, Ms. Paige studied at the Harvard Business School, from which she received her MBA in 2001. From 1998-1999, Ms. Paige was a Research Associate at The Conference Board, an economic think-tank, where she specialized in mergers and acquisitions. Ms. Paige currently serves as a Trustee of The Leopold Schepp Foundation, which awards scholarships that support both graduate and undergraduate education for exceptional students with demonstrated financial need. Ms. Paige earned her B.A. from Brown University and a J.D. from Yale Law School, where she was a member of The Yale Law Review.

       RUSSELL D. GLASS became a director of Cadus in June 1998. He served as President and Chief Executive Officer of Cadus from April 2000 until February 2003. Since 2002 Mr. Glass has been the Co-Chairman and Chief Investment Officer of Ranger Partners, an investment management company. From 1998 to 2002 Mr. Glass served as President and Chief Investment Officer of Icahn Associates Corp., a diversified investment firm, and as Vice-Chairman and Director of Lowestfare.com, Inc., travel services company. Previously, Mr. Glass had been a partner in Relational Investors LLC, from 1996 to 1998, and in Premier Partners Inc., from 1988 to 1996, firms engaged in investment research and management. From 1984 to 1986 he served as an investment banker with Kidder, Peabody & Co. Previously, Mr. Glass served as a Director of Automated Travel Systems, Inc., a software development firm; Axiom Biotechnologies, a pharmacology profiling company; National Energy Group, an oil and gas exploration and production company; and Next Generation Technology Holdings, a healthcare information technology company. He currently serves as a Director of the A.G. Spanos Corporation, a national real estate developer and owner of the NFL San Diego Chargers Football Club. Mr. Glass earned a B.A. in economics from Princeton University and an M.B.A. from the Stanford University Graduate School of Business.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Exchange Act requires Cadus's directors and executive officers, and persons who own more than ten percent of a registered class of Cadus's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock of Cadus. Reporting persons are required by SEC regulation to furnish the Company with copies of all such filed reports. To Cadus's knowledge, based solely on a review of copies of such filed reports furnished to Cadus, all of Cadus's directors, officers and greater than ten percent beneficial owners made all required filings during fiscal year 2002 in a timely manner.

ITEM 11.  EXECUTIVE COMPENSATION.

       The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus in all capacities for the fiscal years ended December 31, 2002, 2001 and 2000, by its Chief Executive Officer and each of the Cadus's other executive officers whose total salary and bonus exceeded $100,000 during 2002 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                           Long-Term
                                                                                          Compensation
                                                                                             Awards
                                                        Annual Compensation                Securities
                                              -------------------------------------        Underlying        All Other
       Name and Principal Position            Year       Salary ($)       Bonus ($)       Options (#)       Compensation
       ---------------------------            ----       ----------       ---------       -----------       ------------
Russell D. Glass (1).....................     2002           --              --                --                --
    President and Chief Executive             2001           --              --                --                --
    Officer                                   2000           --              --                --                --

----------
(1) Mr. Russell D. Glass was the Company's President and Chief Executive Officer from April 2000 until February 2003 and served in such capacity without compensation.

OPTION GRANTS

       The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2002 by Cadus to the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                            Individual Grants                                  Potential Realizable Value
                                                Percent of                                      At Assumed Annual Rates
                                                  Total                                              of Stock Price
                              Securities         Options                                        Appreciation for Option
                              Underlying        Granted to       Exercise                              Terms ($)
                                Options        Employees in       Price        Expiration       -------------------------
           Name               Granted (#)      Fiscal Year      ($/share)         Date             5%              10%
           ----               -----------      -----------      ---------        ------           ----             ---
Russell D. Glass...........        --               --             --             --                --              --


OPTION EXERCISES AND HOLDINGS

       The following table sets forth certain information concerning each exercise of stock options, during the fiscal year ended December 31, 2002 by the Named Executive Officers and unexercised stock options held by the Named Executive Officers as of the end of such fiscal year.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES


                                                                           Number of
                                                                     Securities Underlying                 Value of Unexercised
                                                                     Unexercised Options at              In-The-Money Options at
                                                                      December 31, 2002(#)                 December 31, 2002($)
                                 Shares          Aggregate         --------------------------          --------------------------
                               Acquired on         Value
          Name                Exercise (#)      Realized ($)       Exercisable  Unexercisable          Exercisable  Unexercisable
          ----                ------------      ------------       -----------  -------------          -----------  -------------
Russell D. Glass...........        --               --                --             --                   --             --

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

       During 2002, there were no stock options granted under the 1993 Stock Option Plan.

       As of March 15, 2003, an aggregate of 163,405 shares of Common Stock were subject to outstanding stock options granted under the 1993 Stock Option Plan. As of March 15, 2003, options to purchase 276,739 shares were exercisable at prices ranging from $1.37 to $3.51 per share.

       Cadus has registered the shares issuable upon exercise of stock options granted under the 1993 Stock Option Plan pursuant to a registration statement on Form S-8.

STOCK OPTION AGREEMENTS

       Cadus has granted non-qualified stock options to directors, officers, employees and consultants of Cadus by means of stock option agreements. During 2002, there were no stock options granted pursuant to stock option agreements. As of March 15, 2003, an aggregate of 323,403 shares of Common Stock were subject to outstanding stock options granted under stock option agreements, and options to purchase 323,403 shares under such option agreements were exercisable at prices ranging from $1.50 to $6.75 per share.

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

       As of March 15, 2003, an aggregate of 9,167 shares of Common Stock were subject to outstanding stock options granted under the 1996 Incentive Plan. As of March 15, 2003, stock options to purchase 9,167 shares were exercisable at prices ranging from $6.38 to $6.63 per share.

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

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    INTRODUCTION

       The Compensation Committee of the Board of Directors of Cadus is responsible for determining and administering the Company's compensation policies for the remuneration of Cadus's officers. The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective. In 2002, Cadus had no officers other than its Chief Executive Officer who served in such capacity without compensation. Accordingly, the following report of the Compensation Committee is not directly applicable to calendar year 2002 but is presented for historical perspective.

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

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

       The philosophy, factors and criteria of the Compensation Committee generally applicable to the Company's officers have historically been applicable to the Chief Executive Officer. However, the Company's Chief Executive Officer in 2002, Russell D. Glass, served in such capacity without compensation and the current Chief Executive Officer, Michele Paige, is serving in such capacity without compensation.

       Peter Liebert
       Jack G. Wasserman

COMPARATIVE STOCK PERFORMANCE GRAPH


         The following graph provides a comparison of the cumulative total return* for the Nasdaq Stock Market (US) Index, the Nasdaq Biotechnology Index and Cadus since December 31, 1997

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                    AMONG CADUS PHARMACEUTICAL CORPORATION,
                      THE NASDAQ STOCK MARKET (U.S.) INDEX
                       AND THE NASDAQ BIOTECHNOLOGY INDEX

                               [LINE CHART OMITTED]

* $100 Invested on 12/31/97 in stock or index-- including reinvestment of dividends.
  Fiscal year ending December 31.

       Corresponding index values and Cadus's Common Stock price values are given below:

                                       12/31/97  12/31/98    12/31/99    12/31/00    12/31/01   12/31/02
                                       --------  --------    --------    --------    --------   --------
Cadus                                   100.00     30.39        4.91       11.28       18.35      17.10
Nasdaq Stock Market (U.S.) Index        100.00    140.99      261.48      157.42      124.89      86.34
Nasdaq Biotechnology Index              100.00    156.02      359.99      450.07      376.78     234.15
Cadus Closing Stock Price                $6.375     1.938       0.31        0.72        1.17       1.09

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

       The  following  table  sets  forth  certain  information   regarding  the
beneficial  ownership  of the Common  Stock as of March 15, 2003 with respect to
(i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. All information is based upon ownership filings made by such persons with the Securities and Exchange Commission (the "Commission") or upon information provided by such persons to the Company.


                                             NUMBER OF SHARES      PERCENTAGE OF
                                             AMOUNT AND NATURE      OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER (1)  OF BENEFICIAL OWNERSHIP     OWNED(2)
----------------------------------------  -----------------------  -------------
Carl C. Icahn...........................        4,973,158(3)         37.80%
    767 Fifth Avenue
    New York, New York  10153

Bristol-Myers Squibb....................          1,232,500           9.38%
    345 Park Avenue
    New York, New York 10154

Jay D. Johnson .........................          663,140(4)          5.05%
    525 Buckingham Place
    Downers Grove, IL 60516

SmithKline Beecham Corporation..........          660,962(5)          5.03%
    One Franklin Plaza
    Philadelphia, PA  19102

James R. Broach.........................                 --             *

Russell D. Glass........................                 --             *

Peter S. Liebert, M.D...................           20,334(6)            *

Michele Paige...........................               ----             *

Jack G. Wasserman.......................           14,500(7)            *

All executive officers and directors ...        5,007,992(8)         37.99%
    as a group (6 persons)

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

(3) Includes 2,258,790 shares of Common Stock held by High River Limited Partnership and 1,599,942 shares of Common Stock held by Barberry Corp.. Mr. Icahn is the sole shareholder of Barberry Corp. and Barberry Corp. is the sole general partner of High River Limited Partnership. Also includes 12,000 shares of Common Stock that Mr. Icahn currently has the right to acquire upon the exercise of stock options.

(4) Jay Johnson has shared voting power and shared investment power with respect to 663,140 shares of Common Stock, Lakeshore Capital, Inc. has shared voting power and investment power with respect to 551,240 shares of Common Stock, and Aqua Fund L.P. has shared voting power and shared investment power with respect to 228,100 shares of Common Stock. Jay D. Johnson is the President of Lakeshore Capital, Inc. and Lakeshore Capital, Inc. is the general partner of Aqua Fund L.P.

(5) Includes 330,481 shares of Common Stock held by SmithKline Beecham p.l.c., an affiliate of SmithKline Beecham Corporation.

(6) Includes 12,000 shares of Common Stock which Dr. Liebert currently has the right to acquire upon the exercise of stock options.

(7) Consists of 14,500 shares of Common Stock which Mr. Wasserman currently has the right to acquire upon the exercise of stock options.

(8) Includes 38,500 shares of Common Stock issuable upon exercise of options. See footnotes (3), (6) and (7).

       EQUITY COMPENSATION PLAN INFORMATION.

       The following table sets forth certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of Cadus were authorized for issuance as of December 31, 2002:

                                            (a)                        (b)                               (c)
------------------------------------------------------------------------------------------------------------------------
Plan Category                       Number of                   Weighted-average                Number of securities
                                    securities to be            exercise price of               remaining available for
                                    issued upon                 outstanding options,            future issuance under
                                    exercise of                 warrants and rights             equity compensation
                                    outstanding options,                                        plans (excluding
                                    warrants and rights                                         securities reflected in
                                                                                                column (a))
------------------------------------------------------------------------------------------------------------------------
Equity compensation                              285,906                       $1.68                          1,736,221
plans approved by
security holders
------------------------------------------------------------------------------------------------------------------------
Equity compensation                              323,403                       $2.42                                  0
plans not approved by
security holders
------------------------------------------------------------------------------------------------------------------------
Total                                            609,309                       $2.08                          1,736,221
------------------------------------------------------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures conducted within 90 days of the date of filing this annual report on Form 10-K, the Company's President and Chief Executive Officer, who also performs functions similar to those of a principal financial officer, concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and
15(d)-14(c)   promulgated  under  the  Securities  Exchange  Act  of  1934)  are effective.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)    FINANCIAL STATEMENTS                                             PAGE

       Index to Financial Statements                                     F-1

       Independent Auditors' Report                                      F-2

       Consolidated Financial Statements:
         Consolidated Balance Sheets                                     F-3
         Consolidated Statements of Operations                           F-4
         Consolidated Statements of Stockholders' Equity
           and Comprehensive Income
         Consolidated Statements of Cash Flows                           F-6
         Notes to Consolidated Financial Statements                      F-7

(b)    Reports on Form 8-K

       The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

(c)    Exhibits

EXHIBIT NO.   DESCRIPTION OF DOCUMENT

3.1 Amended and Restated Certificate of Incorporation of Cadus Pharmaceutical Corporation( "Cadus"), as filed with the Secretary of State of Delaware on July 22, 1996.(1)

3.2           By-laws of Cadus.(2)

4.1           Specimen of Common Stock Certificate of Cadus.(2)

4.2           1993 Cadus Pharmaceutical Corporation Stock Option Plan.(2)

4.3           Cadus Pharmaceutical Corporation 1996 Incentive Plan.(2)

4.4           Amendment to Cadus Pharmaceutical Corporation 1996 Incentive
              Plan.(1)

4.5 Form of Incentive Stock Option Agreement utilized in connection with issuances of stock options under the Cadus Pharmaceutical Corporation 1996 Incentive Plan.(1)

4.6 Form of Stock Option Agreement between Cadus and each of the following employees of Cadus: Philip N. Sussman, John Manfredi, Andrew Murphy, Jeremy Paul, Lauren Silverman, Joshua Trueheart, James S. Rielly, Thomas F. Deuel, Norman R. Klinman, Elliott M. Ross, Jeremy Thorner, Arnold Levine, John Ransom, Christine Klein, Suzanne K. Wakamoto, Christopher Pleiman, Algis Anilionis, Anupama
              K. Nadkarni, Mitchell Silverstein, Michael A. Spruyt and David Fruhling.(1)

4.7 Form of Stock Option Agreement between Cadus and each of the following non- employee directors of Cadus: Theodore Altman, Harold First, Carl Icahn, Peter Liebert, Robert Mitchell, Mark Rachesky, William Scott, Jack Wasserman and Samuel D. Waksal.(1)

4.8 Stock Purchase Agreement between Cadus and SmithKline Beecham Corporation, dated as of February 25, 1997.(3)

4.9 Registration Rights Agreement between Cadus and SmithKline Beecham Corporation, dated as of February 25, 1997.(3)

10.1 Form of Indemnification Agreement entered into between Cadus and its directors and officers. (2)

10.2 Form of Agreement Regarding Assignment of Inventions, Confidentiality and Non-Competition.(2)

10.3          The 401(k) Plan of the Cadus Pharmaceutical Corporation.(2)

10.4          Employment Agreement between Jeremy M. Levin and Cadus.(2)

10.5 Preferred Stock Purchase Agreement dated as of July 30, 1993 between Cadus and the purchasers of Series A Preferred Stock, together with the First and Second Amendments thereto dated as of July 26, 1994 and October 31, 1995, respectively.(2)

10.6 Preferred Stock Purchase Agreement dated as of July 26, 1994 between Cadus and Bristol-Myers Squibb Company ("Bristol-Myers") concerning Series B Preferred Stock, together with the First Amendment thereto dated as of October 31, 1995.(2)

10.7 Preferred Stock Purchase Agreement dated as of November 1, 1995 between Cadus and Physica B.V. concerning Series B Preferred Stock.(2)

10.8 Research Collaboration and License Agreement, dated as of July 26, 1994, between Cadus and Bristol-Myers.(2)

10.9 Screening and Option Agreement, dated as of July 26, 1994, between Cadus and Bristol-Myers.(2)

10.10 Research Collaboration and License Agreement, dated as of November 1, 1995 between Cadus and Solvay Pharmaceuticals B.V.(2)

10.11 Sublease Agreement, dated as of October 19, 1994, between Cadus and Union Carbide Corporation.(2)

10.12 Lease, dated as of June 20, 1995 between Cadus and Keren Limited Partnership. (2)

10.13 Consulting Agreement between Cadus and James R. Broach, dated February 1, 1994.(2)

10.14 Amended and Restated License Agreement between Cadus and Duke University, dated May 10, 1994.(2)

10.15 License Agreement between Cadus and National Jewish Center for Immunology and Respiratory Medicine dated November 1, 1994.(2)

10.16 Stock Option Agreement, dated as of November 1, 1994, between Cadus and John C. Cambier.(2)

10.17 Stock Option Agreement, dated as of November 1, 1994, between Cadus and Gary L. Johnson.(2)

10.18 Consulting Agreement, dated as of November 1, 1994, between Cadus and John C. Cambier.(2)

10.19 Consulting Agreement, dated as of November 1, 1994, between Cadus and Gary L. Johnson.(2)

10.20 Research Collaboration Agreement, dated as of January 9, 1995, between Cadus and Houghten Pharmaceuticals, Inc., together with the Amendment thereto dated as of March 1996.(2)

10.21 Stock Option Agreement, dated as of December 18, 1995, between Cadus and James R. Broach.(2)

10.22 Waiver, dated May 17, 1996, of Section 1.05 of the Preferred Stock Purchase Agreement dated as of July 26, 1994 between Cadus and Bristol-Myers, as amended by the First Amendment thereto dated as of October 31, 1995.(2)

10.23 Waiver, dated May 17, 1996, of Section 1.04 of the Preferred Stock Purchase Agreement dated as of November 1, 1995 between Cadus and Physica B.V.(2)

10.24 Research Collaboration and License Agreement among Cadus, SmithKline Beecham Corporation and SmithKline Beecham p.l.c., dated as of February 25, 1997.(3)

10.25 Employment Agreement, dated as of June 30, 1998, between Cadus and Charles Woler.(4)

10.26 Employment Agreement, dated as of September 10, 1998, between Cadus and Philip N. Sussman.(4)

10.27 Agreement and Instructions to Stakeholder among Cadus, SIBIA and Security Trust Company entered into in March 1999.(5)

10.28 Asset Purchase Agreement, dated as of July 30, 1999, between Cadus and OSI Pharmaceuticals, Inc.(Schedules to the Asset Purchase Agreement have been intentionally omitted. Cadus hereby undertakes to furnish supplementally to the Securities and Exchange Commission upon request a copy of the omitted schedules.) (6)

10.29 Yeast Technology License Agreement, dated as of February 15, 2000, between Cadus and OSI Pharmaceuticals, Inc. (Exhibits to the Yeast Technology Agreement have been intentionally omitted. Cadus hereby undertakes to furnish supplementally to the Securities and Exchange Commission upon request a copy of the omitted exhibits.)(7)

23            Consent of KPMG LLP, independent auditors.

24 Power of Attorney (filed as part of the signature page to this Report).

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------

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


                                  CADUS PHARMACEUTICAL CORPORATION


                                  By: /s/ Michele Paige
                                      ------------------------------------------
                                      Michele Paige, Chief Executive Officer
                                      and President

       Each person whose signature appears below constitutes and appoints Michele Paige and Jack G. Wasserman, or either of them, each with the power of substitution, his true and lawful attorney-in-fact to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute, may do or choose to be done by virtue hereof.

       Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.

         Name                        Title                             Date

/s/ Michele Paige       Chief Executive Officer, President        March 28, 2003
--------------------    and Director
Michele Paige           (Principal Executive Officer and
                        Principal Accounting Officer)


/s/ James R. Broach     Director                                  March 28, 2003
--------------------
James R. Broach


/s/ Russell D. Glass    Director                                  March 28, 2003
--------------------
Russell D. Glass


                        Director                                  March __, 2003
--------------------
Carl C. Icahn


/s/ Peter S. Liebert    Director                                  March 28, 2003
--------------------
Peter S. Liebert


                        Director                                  March __, 2003
--------------------
Jack G. Wasserman

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michele Paige, President and Chief Executive Officer of Cadus Pharmaceutical Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Cadus Pharmaceutical Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;

       b)     evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedure as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c)     presented  in  this  annual  report  our  conclusions   about  the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 28, 2003


                         /s/ Michele Paige
                         ----------------------------------------------
                         Michele Paige
                         President and Chief Executive Officer (Chief
                         Executive Officer and Chief Financial Officer)

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY




                                      INDEX

                                                                        Page No.



Independent Auditors' Report                                                 F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets - December 31, 2002 and 2001                F-3

     Consolidated Statements of Operations - For the years ended
       December 31, 2002, 2001 and 2000                                      F-4

     Consolidated Statements of Stockholders' Equity and Comprehensive
       Income - For the years ended December 31 2002, 2001 and 2000          F-5

     Consolidated Statements of Cash Flows - For the years ended
       December 31, 2002, 2001 and 2000                                      F-6

     Notes to Consolidated Financial Statements                              F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Cadus Pharmaceutical Corporation:


We have audited the accompanying consolidated balance sheets of Cadus Pharmaceutical Corporation and subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadus Pharmaceutical Corporation and subsidiary as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



March 17, 2003

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                   ==========

                                     ASSETS

                                                   December 31,    December 31,
                                                       2002            2001
                                                   ------------    ------------


Current assets:
  Cash and cash equivalents                        $ 24,923,071    $ 24,469,357
  License fee receivable                                     --         500,000
  Prepaid and other current assets                       79,053          75,000
  Investment in marketable securities - restricted      794,603              --
                                                   ------------    ------------


         Total current assets                        25,796,727      25,044,357

Investment in other ventures                            164,922         165,614
Other assets, net                                       908,841         990,622
                                                   ------------    ------------

             Total assets                           $26,870,490     $26,200,593
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses and other current
     liabilities                                   $    227,810    $     95,032
   Arbitration settlement                                    --         750,000
  Deferred gain on exchange of equity interest          184,833              --
                                                   ------------    ------------

             Total current liabilities                  412,643         845,032
                                                   ------------    ------------

Commitments (note 14)

Stockholders' equity:
  Common stock, $.01 par value. Authorized
    35,000,000 shares at December 31, 2002
    and 2001; issued 13,285,707 shares at
    December 31, 2002 and 2001; outstanding
    13,144,040 shares at December 31, 2002
    and 2001                                            132,857         132,857
  Additional paid-in capital                         59,844,355      59,844,355
  Accumulated deficit                               (33,005,871)    (34,321,576)
  Accumulated other comprehensive loss                 (213,419)             --
  Treasury stock, 141,667 shares of common
    stock at December 31, 2002 and 2001                (300,075)       (300,075)
                                                   ------------    ------------

         Total stockholders' equity                  26,457,847      25,355,561
                                                   ------------    ------------

         Total liabilities and stockholders'
           equity                                  $ 26,870,490    $ 26,200,593
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                           For the Years Ended December 31,

                                             2002         2001          2000
                                         -----------  -----------   -----------

License and maintenance fees             $ 1,100,000  $   600,000   $   978,500
                                         -----------  -----------   -----------
            Total revenues                 1,100,000      600,000       978,500
                                         -----------  -----------   -----------
Costs and expenses
  General and administrative                 885,406    1,079,614     1,652,067
  (Gain) loss in equity in
    other ventures                               692       (3,086)      837,062
  Gain on sale of equipment                       --           --      (100,000)
                                         -----------  -----------   -----------

            Total costs and expenses         886,098    1,076,528     2,389,129
                                         -----------  -----------   -----------

Operating gain (loss)                        213,902     (476,528)   (1,410,629)
                                         -----------  -----------   -----------

Other income (expenses):
  Interest income                            335,614      837,639       638,954
  Gain on reversal of litigation
    judgment, net of legal fees                   --      125,616    18,841,489
  Arbitration settlement                          --     (750,000)           --
  Realized gain on marketable securities     823,189           --            --
                                         -----------  -----------   -----------

            Total other income, net        1,158,803      213,255    19,480,443
                                         -----------  -----------   -----------

Income (loss) before income tax provision  1,372,705     (263,273)   18,069,814

State tax provision                           57,000       53,579        18,419
                                         -----------  -----------   -----------

            Net income (loss)            $ 1,315,705  $  (316,852)  $18,051,395
                                         ===========  ===========   ===========
Basic and diluted net income (loss)
  per share                              $      0.10  $      (.02)  $      1.37
                                         ===========  ===========   ===========
Weighted average shares of common
  stock outstanding - basic and
  diluted                                 13,144,040   13,144,040    13,133,615
                                         ===========  ===========   ===========


See accompanying notes to consolidated financial statements.

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME


                                                                                   Accumulated
                                                      Additional                      Other
                                    Common Stock        Paid-in      Accumulated  Comprehensive    Treasury Stock
                                 Shares     Amount      Capital        Deficit    Income (Loss)  Shares      Amount        Total
                               ----------  --------  ------------   ------------  ------------- --------   ---------   ------------
Balance at January 1, 2000     13,210,607  $132,106   $59,689,446   $(52,056,119)   $      --   (141,667)  $(300,075)    $7,465,358

Issuance of common stock
   in connection with
   exercise of options             75,100       751       154,909             --           --         --          --        155,660

Net income for year ended
  December 31, 2000                    --        --            --     18,051,395           --         --          --      18,051,395

                               ----------  --------  ------------   ------------    ---------   --------   ---------   ------------
Balance at December 31, 2000   13,285,707   132,857    59,844,355    (34,004,724)          --   (141,667)   (300,075)    25,672,413

Net loss for the year ended
  December 31, 2001                    --        --            --       (316,852)          --         --          --       (316,852)

                               ----------  --------  ------------   ------------    ---------   --------   ---------   ------------
Balance at December 31, 2001   13,285,707   132,857    59,844,355    (34,321,576)          --   (141,667)   (300,075)    25,355,561

Net income for the year ended
  December 31, 2002                    --        --            --      1,315,705           --         --          --      1,315,705

Unrealized loss on investment
  in marketable securities             --        --            --             --     (213,419)        --          --       (213,419)
                                                                                                                       ------------

Comprehensive income                                                                                                      1,102,286
                               ----------  --------  ------------   ------------    ---------   --------   ---------   ------------
Balance at December 31, 2002   13,285,707  $132,857   $59,844,355   $(33,005,871)   $(213,419)  (141,667)  $(300,075)   $26,457,847
                               ==========  ========  ============   ============    =========   ========   =========   ============

See accompanying notes to consolidated financial statements.

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Years Ended December 31,
                                                      2002            2001            2000
                                                   -----------     -----------     -----------
Cash flows from operating activities:
Net income (loss)                                  $ 1,315,705     $  (316,852)    $18,051,395
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                         80,906          80,905          80,905
  Loss (gain) of equity in other ventures                  692          (3,086)        837,062
  (Gain) on sale of equipment                               --              --        (100,000)
Realized gain on marketable securities                (823,189)             --              --
Changes in assets and liabilities:
  Decrease (increase) in license fee receivable        500,000        (500,000)             --
  (Increase) decrease in prepaid and
    other current assets                                (4,053)          6,250         (11,467)
  Decrease in other assets                                 875          10,000          11,126
  Decrease in deferred revenue                              --              --         (28,500)
  Decrease in litigation damages                            --              --     (19,065,431)
  Decrease in accounts payable                              --              --         (17,644)
  (Decrease) increase in accrued expenses
    and other current liabilities                     (617,222)        808,788         (85,599)
                                                   -----------     -----------     -----------
Net cash provided by (used in)
  operating activities                                 453,714          86,005        (328,153)
                                                   -----------     -----------     -----------
Cash flows from investing activities:
  Proceeds from sale of patents
    and fixed assets                                        --              --         100,000
  Decrease in restricted cash                               --              --      19,078,997
                                                   -----------     -----------     -----------

 Net cash provided by investing activities                  --              --      19,178,997
                                                   -----------     -----------     -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock
    upon exercise of stock options                          --              --         155,660
   Decrease in due from officer
    and director                                            --              --         294,636
                                                   -----------     -----------     -----------

Net cash provided by financing activities                   --              --         450,296
                                                   -----------     -----------     -----------

Net increase in cash and cash equivalents              453,714          86,005      19,301,140


Cash and cash equivalents -
  beginning of period                               24,469,357      24,383,352       5,082,212
                                                   -----------     -----------     -----------

Cash and cash equivalents -
  end of period                                    $24,923,071     $24,469,357     $24,383,352
                                                   ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

                                   ==========

(1)    Organization and Basis of Preparation

       Cadus Pharmaceutical Corporation ("Cadus") was incorporated on January 23, 1992, under the laws of the State of Delaware and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. As further discussed in Note 3, on July 30, 1999, Cadus sold its drug discovery assets to OSI Pharmaceutical, Inc. ("OSI") and ceased its internal drug discovery operations and research efforts for collaborative partners. Cadus terminated all employees, who were not hired by OSI or who did not voluntarily resign, except for the chief executive officer who resigned in April 2000. Cadus is seeking to license its technologies and to otherwise realize value from its assets. Cadus is also seeking to use a portion of its available cash to acquire technologies or products or to acquire or invest in companies.

       In December 2001, Cadus organized a wholly owned subsidiary, Cadus Technologies, Inc. (the "Subsidiary"), and transferred its yeast-based drug discovery technologies to the Subsidiary. On December 19, 2001, the Subsidiary licensed such yeast-based drug discovery technologies on a non- exclusive basis to a major pharmaceutical company (see further discussion at note 9).

       At December 31, 2002, Cadus and the Subsidiary (collectively, the "Company") had an accumulated deficit of approximately $33.0 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses.

       The Company believes that its existing resources, together with interest income, will be sufficient to support its current and projected funding requirements through the end of 2004. This forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to license its technologies; the transactions, if any, arising from the Company's efforts to acquire or invest in companies or income producing assets; and the expenses of pursuing such transactions.

(2)    Significant Accounting Policies

       (a)    Principles of Consolidation

              The consolidated financial statements include the accounts of Cadus and its wholly owned subsidiary, Cadus Technologies, Inc. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment and leases novel yeast- based and other drug discovery technologies.

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

                                   ==========

       (b)    Cash Equivalents

              The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 2002 and 2001 were cash equivalents of $22,757,378 and $22,439,259, respectively.

       (c)    Other Assets

              Other non-current assets consists of capitalized patent costs that are amortized on a straight-line basis over fifteen years. At December 31, 2002 and 2001 accumulated amortization is $470,178 and $389,272, respectively. Amortization expense amounted to approximately $81,000 for each of the years ended December 31 2002, 2001 and 2000. The annual amortization for the next five years will be approximately $81,000 per year.

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

       (e)    Revenue Recognition

              The Company has entered into license agreements with two companies to use its yeast technology on a non-exclusive basis. The agreements provide for the payment of non-refundable license fees to the Company. The Company recognizes the license fees as income when received, as there are no continuing performance obligations of the Company to the licensees.

       (f)    Net Income (Loss) Per Share

              Basic net income (loss) per share as of December 31, 2002, 2001 and 2000 is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of dilutive common stock equivalents (stock options). The effect of stock options totaling 609,309, 609,309 and 719,976 at December 31, 2002, 2001 and 2000,
              respectively, were not included in the net income (loss) per share calculation because their effect would have been anti-dilutive.

       (g)    Use of Estimates

              The  preparation  of  financial   statements  in  conformity  with
              accounting principles generally accepted in the United States of America requires management to make estimates and

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

                                   ==========

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

       (i)    Stock-Based Compensation

              The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations including FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN
              INTERPRETATION OF APB OPINION NO. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. Pro forma net income (loss) would be the same as the reported net income (loss) for each of the years in the three-year period ended December 31, 2002 had the fair-value-based method been applied to all outstanding awards, which were fully vested as of December 31, 1999.

       (j)    Comprehensive Income

              SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Our operations in 2002 gave rise to an unrealized loss on marketable securities classified as available for sale.

       (k)    Recent Accounting Pronouncements

              In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No 142 addresses the method of identifying and measuring goodwill and other intangible assets, eliminates further amortization of goodwill and intangible assets that have indefinite useful lives, and requires periodic evaluations of impairment of goodwill balances and intangible assets. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

                                   ==========



              useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Pursuant to the provisions of SFAS No. 142 the Company has reassessed the useful lives of the capitalized patent costs reflected in the accompanying balance sheets as other assets. The adoption of SFAS No. 141 and SFAS No. 142 had no effect on the Company's financial position or results of operations.

              In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and is effective for fiscal years beginning after December 15, 2001. There was no impact on the Company's financial statements from the adoption of SFAS No.144 as of January 1, 2002.

(3)    Asset Sale to OSI Pharmaceuticals

       On July 30, 1999, Cadus sold to OSI, pursuant to an asset purchase agreement, its drug discovery programs focused on G protein-coupled receptors, its directed library of approximately 150,000 small molecule
       compounds   specifically   designed   for   drug   discovery   in  the  G
       protein-coupled receptor arena, its collaboration with Solvay Pharmaceuticals B.V. ("Solvay Pharmaceuticals"), its lease to its research facility in Tarrytown, New York together with the furniture and fixtures and its lease to equipment in the facility, and its inventory of laboratory supplies. Pursuant to such sale transaction, OSI assumed Cadus's lease to Cadus's research facility in Tarrytown, New York, Cadus's equipment lease with General Electric Capital Corporation and the Cadus's research collaboration and license agreement with Solvay Pharmaceuticals. As consideration for the sale, Cadus received approximately $1,500,000 in cash and OSI assumed certain liabilities of Cadus relating to employees hired by OSI aggregating approximately $133,000. In addition, Cadus would be entitled to royalties and up to $3.0 million in milestone payments on the first product derived from compounds sold to OSI or from the collaboration with Solvay Pharmaceuticals. Cadus licensed to OSI on a non- exclusive basis certain technology solely to enable OSI to fulfill its obligations under the collaboration with Solvay Pharmaceuticals. Cadus also licensed to OSI on a non-exclusive basis certain proprietary software and technology relating to chemical resins in order to enable OSI to fully benefit from the compounds it acquired from the Cadus. Cadus retained ownership of all its other assets, including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, and genetic engineering tools, and its genomics databases related to G protein-coupled receptors.

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

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

                                   ==========

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

       In March 2002, the arbitrator in the arbitration proceeding commenced against Cadus by Philip N. Sussman, the former Senior Vice President, Finance and Corporate Development, and Chief Financial Officer of Cadus, ruled in favor of Mr. Sussman and awarded him approximately $750,000 in severance pay, interest and attorneys and other costs and fees. A charge of $750,000 was recorded in the accompanying consolidated statement of operations for the year ended December 31, 2001. The Company paid the arbitration settlement during 2002.

(5)    Fixed Assets

       During fiscal year 2000, after having sold a majority of its fixed assets to OSI and writing off its fixed assets in 1999, Cadus sold its remaining fully depreciated fixed assets to M.I.T. for $100,000. The gain on the sale of these fixed assets of $100,000 is included in gain on sale of equipment on the statements of operations.

(6)    Investments in Other Ventures

       In  December  1996,  Cadus  issued a  $150,000  promissory  note  bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a shareholder of Cadus is the general partner. The principal amount and interest thereon was paid in December 1998. In addition, Cadus purchased for $160,660 in cash, a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly-owned by the shareholder. Laurel's purpose is to invest, directly or indirectly, in securities of biotechnology companies. Cadus had the right to require the shareholder to match any future investment made by Cadus in Laurel up to an aggregate investment on the part of the shareholder of $5.0 million. This right expired on December 31, 1999. Cadus is not required to make any additional investment in Laurel. The investment is accounted for under the equity method with the recognition of losses limited to Cadus's capital contributions. For the years ended December 31, 2002, 2001 and 2000 Cadus recognized gains (losses) of ($692), $3,086 and ($2,649), respectively, related to the investment. The remaining investment in

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

                                   ==========

       Laurel  of  $164,922   and  $165,614  at  December  31,  2002  and  2001,
       respectively, is included in investments in other ventures on the balance sheet.

       Cadus had an equity interest in Axiom Biotechnologies, Inc. ("Axiom"). Due to Axiom's operating losses, Cadus's investment was written down to zero as of December 31, 2000. On August 30, 2002 Axiom entered into a merger agreement with a wholly owned subsidiary of Sequenom, Inc. ("Sequenom") whose shares of common stock are publicly traded on the Nasdaq National Market. Pursuant to the merger, Cadus received 441,446 common shares of Sequenom with a fair market value of $2.43 per share, in exchange for its shares of Axiom. Pursuant to the merger, 102,685 of Cadus's 441,446 common shares of Sequenom are held in escrow (the "Escrow Shares") for a one-year period. The Escrow Shares are held to secure rights to indemnification, compensation and reimbursement of Sequenom and other indemnitees as provided in the merger agreement. Upon the closing of the transaction, Cadus recorded a realized gain of $823,189 related to the 338,761 common shares received in the consolidated statement of operations for the year ended December 31, 2002. The Company is restricted from selling the shares for a period of one year from August 30, 2002. The value of the Escrow Shares received was recorded as a deferred gain on exchange of equity interests in the accompanying consolidated balance sheets. Pursuant to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities," management deems its investment in Sequenom to be available for sale and reports its investment at fair value with net unrealized gains or losses reported within shareholders' equity. The Company's unrealized loss of $213,419 on shares received is reflected in accumulated other comprehensive income (loss) as of December 31, 2002. The Company's unrealized loss of $64,692 on Escrow Shares is reflected as an offset to the deferred gain on exchange of equity interests as of December 31, 2002.

(8)    Income Taxes

       Deferred tax assets of approximately $15,011,000 and $15,554,000 at December 31, 2002 and 2001, respectively, relate principally to net operating loss carryforwards of $28,296,000 and $27,990,000, research and development credit carryforwards of $2,535,000 and $2,535,000, and equity losses on investments of $3,177,000 and $4,000,000 at December 31, 2002 and 2001, respectively. An offsetting valuation allowance has been established for the full amount of the deferred tax assets to reduce such assets to zero, as a result of the significant uncertainty regarding their ultimate realization. The aggregate valuation allowance decreased $543,000 and $230,000 during the year ended December 31, 2002 and 2001, respectively.

       The Company's net operating loss carryforwards and research and development credit carryforwards noted above expire in various years from 2009 to 2022. The Company's ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986. The Company's tax provision for each year represents a minimum New York state tax on capital. There was no provision for income taxes in 2002, 2001 and 2000 as taxable income was offset by the utilization of the Company's available net operating loss carryforwards for Federal and state purposes.

(9)    Licensing Agreements

       In December 2001, Cadus Technologies, Inc., Cadus's wholly owned subsidiary, licensed its yeast-based drug discovery technologies on a non-exclusive basis to a major pharmaceutical company. Under the licensing agreement, the subsidiary received an up-front non-refundable fee of $500,000 that is recorded

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

                                   ==========

       as revenue in the accompanying consolidated statement of operations for the year ended December 31, 2001 as the Company has no further involvement with the development of the product. The subsidiary received an additional licensing fee of $1,000,000 in October 2002 when the licensee achieved a research milestone. The licensee is entitled to use the technologies for five years. Following the initial five year term, the licensee may renew the license annually upon payment of an annual licensing fee of $250,000. For the years ended December 31, 2002 and 2001, the Company recognized $1,000,000 and $500,000, respectively, in license revenue from the licensee.

       In February 2000, Cadus licensed to OSI, on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000, which have been recorded as license fee revenue in the accompanying consolidated statement of operations for the year ended December 31, 2000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license and a supplemental license fee of $250,000 which was paid in December 2000 after the lifting of the injunction obtained by SIBIA and recorded as license fee revenue. OSI may terminate the license at any time on 30 days prior written notice. For the years ended December 31, 2002, 2001 and 2000, the Company recognized $100,000, $100,000 and $950,000, respectively, in license and maintenance fees from OSI.

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

(11)   License Agreements

       The Company has entered into license agreements with various third parties. Generally, the agreements provide that the Company will pay license fees and/or maintenance payments, in return for the use of technology and information and the right to manufacture, use and sell future products. These agreements provide for payments based on the completion of milestone events, as well as royalty payments based upon a percentage of product or assay sales. License fees and maintenance payments for the years ended December 31, 2002, 2001 and 2000 were $25,000, $25,000 and $48,194, respectively.

(12)   Stock Options

       (a) The 1993 Stock Option Plan ("the 1993 Plan") was adopted in January 1993. The 1993 Plan provides for the grant of options to reward executives, consultants and employees in order to foster in such personnel an increased personal interest in the future growth and prosperity of Cadus. The options granted under the 1993 Plan may be either incentive stock options or

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

                                   ==========

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

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

                                   ==========

       Activity under the 1993 Plan is as follows:

                                                        Options Outstanding

                                                     Number          Weighted
                                                       of            Average
                                                     Shares       Exercise Price
                                                    --------      --------------
       Balance at January 1, 2000                    316,739          $1.50

       2000 activity
          Granted                                         --             --
          Exercised                                  (40,000)         $1.37
          Canceled                                        --             --
                                                    --------

       Balance at December 31, 2000                  276,739          $1.52

       2001 activity
          Granted                                         --             --
          Exercised                                       --             --
          Canceled                                        --             --
                                                    --------

       Balance at December 31, 2001                  276,739          $1.52

       2002 activity
          Granted                                         --             --
          Exercised                                       --             --
          Canceled                                        --             --
                                                    --------
       Balance at December 31, 2002                  276,739          $1.52
                                                    ========

       At December 31, 2002, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.37 to $3.51 and .63 years, respectively.

       At December 31, 2002 and 2001, the number of options exercisable was 276,739 and the weighted-average exercise price of those options was $1.52.

       The following table summarizes stock option information for the 1993 Plan as of December 31, 2002:

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

                                   ==========

                                              Options Outstanding           Options Exercisable
                                          ---------------------------    ------------------------
                                              Weighted       Weighted                    Weighted
                                              Average        Average                      Average
           Range of            Number        Remaining       Exercise       Number       Exercise
       Exercise Prices      Outstanding   Contractual Life    Price      Exercisable      Price
       ---------------      -----------   ----------------   --------    -----------      -----
       $1.37 to $1.50         270,072           .63           $1.47         270,072       $1.47
            $3.51               6,667           .50           $3.51           6,667       $3.51
                              -------                                       -------

       $1.37 to $3.51         276,739           .63           $1.52         276,739       $1.52
                              =======                                       =======

       (b) Cadus entered into stock option agreements not pursuant to any plan with certain directors, employees, founders and consultants. These options generally become exercisable according to a schedule of vesting as determined by the Compensation Committee of the Board of Directors. The options become exercisable in installments over a period of months or years. As of December 31, 2002, an aggregate of 323,403 common shares was reserved for issuance pursuant to such stock option agreements.

              In November 1996, the Compensation Committee granted to certain directors then in office an option to purchase 12,000 shares of common stock at an exercise price of $6.75 per share. Each stock option grant is fully exercisable and expires in November 2006.

              Activity for all the above grants not issued pursuant to any plan is as follows:

                                                       Options Outstanding
                                                    Number         Weighted
                                                      of           Average
                                                    Shares      Exercise Price
                                                   -------      --------------
       Balance at January 1, 2000                   439,170         $2.47

       2000 activity
         Granted                                         --            --
         Exercised                                   (5,100)        $3.60
         Canceled                                        --            --
                                                    -------

       Balance at December 31, 2000                 434,070         $2.46

       2001 activity
         Granted                                         --            --
         Exercised                                       --            --
         Canceled                                  (110,667)        $2.57
                                                    -------

       Balance at December 31, 2001                 323,403         $2.42

       2002 activity
         Granted                                         --            --
         Exercised                                       --            --
         Canceled                                        --            --
                                                    -------

       Balance at December 31, 2002                 323,403         $2.42
                                                    =======

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

                                   ==========

       At December 31, 2002, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.50 to $6.75 and
       2.22 years, respectively.

       At December 31, 2002 and 2001, the number of options exercisable was 323,403, and the weighted-average exercise price of those options was $2.42.

       The following table summarizes stock option information for grants not subject to any plan as of December 31, 2002:

                                                     Options Outstanding               Options Exercisable
                                                -----------------------------      --------------------------
                                                    Weighted         Weighted                        Weighted
                                                    Average          Average                         Average
           Range of             Number             Remaining         Exercise         Number         Exercise
       Exercise Prices       Outstanding        Contractual Life      Price        Exercisable        Price
       ---------------       -----------        ----------------      -----        -----------        -----
       $1.50 to $2.57          253,334                1.84            $1.50          253,334          $1.50
           $3.60                22,069                2.97            $3.60           22,069          $3.60
           $6.75                48,000                3.88            $6.75           48,000          $6.75
                              --------                                               -------
       $1.50 to $6.75          323,403                2.22            $2.42          323,403          $2.42
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

                 CADUS PHARMACEUTICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

                                   ==========

       Activity under the 1996 Plan is as follows:

                                                        Options Outstanding

                                                      Number      Weighted
                                                        of         Average
                                                      Shares    Exercise Price
                                                     --------   --------------

       Balance at January 1, 2000                    434,167        $2.57

       2000 activity
         Granted                                          --           --
         Exercised                                   (30,000)       $2.75
         Canceled                                   (395,000)       $2.46
                                                    --------

       Balance at December 31, 2000                    9,167        $6.56

       2001 activity

          Granted                                         --           --
          Exercised                                       --           --
          Canceled                                        --           --
                                                    --------

        Balance at December 31, 2001                   9,167        $6.56

        2002 activity
          Granted                                         --           --
          Exercised                                       --           --
          Canceled                                        --           --
                                                    --------

           Balance at December 31, 2002                9,167        $6.56
                                                    ========

       At December 31, 2002, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $6.38 to $6.63 and
       4.24 years, respectively.

       At December 31, 2002 and 2001, the number of options exercisable was 9,167 and the weighted average exercise price of those options was $6.56.

       The following table summarizes stock option information for the 1996 Plan as of December 31, 2002:

                                                          Options Outstanding                  Options Exercisable
                                                     -----------------------------         --------------------------
                                                        Weighted          Weighted                           Weighted
                                                         Average          Average                             Average
          Range of                 Number               Remaining         Exercise           Number          Exercise
       Exercise Prices          Outstanding          Contractual Life      Price           Exercisable         Price
       ---------------          -----------          ----------------     --------         -----------         -----
       $6.38 to $6.63              9,167                   4.24            $6.56              9,167            $6.56

(13)   Accrued Expenses and Other Current Liabilities

       Accrued expenses and other current liabilities are comprised of the following:

                                                     2002          2001
                                                   --------       -------
       Accrued professional fees                    203,943       $75,608
       Other accrued expenses and taxes              23,867        19,424
                                                   --------       -------
       Total                                       $227,810       $95,032
                                                   ========       =======

(14)   Commitments

       Lease Commitments

       Cadus currently leases storage space on a month to month basis. Rent expense, excluding utility and operating costs, for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $6,370, $5,000 and $5,000, respectively.


       Employment Agreement

       Dr. Charles Woler was employed as President and Chief Executive Officer under a three year employment agreement with Cadus, which was extendable to four years at Cadus's option, entered into effective as of October 1, 1998. Pursuant to his agreement, Dr. Woler received an annual base salary of $300,000 for his first year of employment, $330,000 for his second year of employment and $360,000 for his third year of employment. In November 1999, Cadus and Dr. Woler entered into a term sheet to amend his employment agreement to provide that if Cadus fails to make at least a $20 million investment in biotechnology prior to April 15, 2000 and if Dr. Woler resigns during the 90 day period beginning on April 15, 2000, Cadus will pay to Dr. Woler a lump sum severance payment equal to the base salary he would have earned for the balance of his agreement. Cadus did not make the $20 million investment in biotechnology and Dr. Woler resigned and received a severance payment of $497,500. This amount has been recorded in general and administrative expenses in the statement of operations as of December 31, 2000.

(15)   Quarterly Financial Data (Unaudited)

       Fiscal 2002 Quarter Ended         December 31     September 30       June 30          March 31
       License and maintenance fees       $1,000,000       $      --       $      --       $ 100,000
       Operating income (loss)               848,275        (194,235)       (277,110)       (163,028)
       Net income (loss)                     864,886         710,770        (191,491)        (68,460)
       Net income (loss) per share:
          Basic and diluted                     0.07            0.05           (0.01)          (0.01)


       Fiscal 2001 Quarter Ended         December 31     September 30       June 30          March 31

       License and maintenance fees       $  500,000       $      --              --       $ 100,000

       Operating income (loss)               232,214        (161,813)       (405,476)       (141,453)
       Net income (loss)                    (448,566)         23,533        (170,683)        278,864
       Net income (loss) per share:
          Basic and diluted                    (0.03)           0.00           (0.01)           0.02