Form 10-Q
period 2003-03-31
CADUS PHARMACEUTICAL CORP
filed 2003-05-15
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      March 31, 2003
                                         ---------------

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------   ---------------------

                     Commission File Number 0-28674

                        CADUS PHARMACEUTICAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified on its Charter)


                     Delaware                                  13-3660391
--------------------------------------------------      -----------------------
           (State of Other Jurisdiction                     (I.R.S. Employer
         of Incorporation or Organization)                 Identification No.)

       767 Fifth Avenue, New York, New York                       10153
--------------------------------------------------      -----------------------
     (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code           (212) 702-4367
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

                             Yes _X_         No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

                             Yes ____        No _X_

The number of shares of registrant's common stock, $0.01 par value, outstanding as of April 30, 2003 was 13,144,040.

                        CADUS PHARMACEUTICAL CORPORATION

                                      INDEX

                                                                        PAGE NO.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                             3

          PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets -
                      March 31, 2003 (unaudited) and
                      December 31, 2002 (audited)                             4

                      Condensed Consolidated Statements of Operations -
                      Three Months Ended March 31, 2003 and
                      2002 (unaudited)                                        5

                      Condensed Consolidated Statements of Cash Flows -
                      Three Months Ended March 31, 2003 and
                      2002 (unaudited)                                        6

                      Notes to Condensed Consolidated Financial
                      Statements (unaudited)                              7 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       10 - 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         11

Item 4.  Controls and Procedures                                            11

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  11

Item 2.  Changes in Securities and Use of Proceeds                          12

Item 3.  Defaults Upon Senior Securities                                    12

Item 4.  Submission of Matters to a Vote of Security Holders                12

Item 5.  Other Information                                                  12

Item 6.  Exhibits and Reports on Form 8K                                    12

SIGNATURES                                                                  13

CERTIFICATIONS                                                           14 - 15

EXHIBIT INDEX                                                               16

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and stated securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of our plans, strategies and objectives for our future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and other similar words. Although the Company believes that the expectations reflected in our forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, technological uncertainties regarding the Company's technologies, risks and uncertainties relating to the Company's ability to license its technologies to third parties, the Company's ability to acquire and operate other companies, the Company's capital needs and uncertainty of future funding, the Company's history of operating losses, the Company's dependence on proprietary technology and the unpredictability of patent protection, intense competition in the pharmaceutical and biotechnology industries, rapid technological development that may result in the Company's technologies becoming obsolete, as well as other risks and uncertainties discussed in the Company's other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        CADUS PHARMACEUTICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     MARCH 31,     DECEMBER 31,
                                                       2003            2002
                                                   ------------    ------------
                                                    (Unaudited)      (Audited)
Current assets
    Cash and cash equivalents                      $ 24,762,697    $ 24,923,071
    Prepaid and other current assets                     60,030          79,053
    Investment in marketable securities                 816,675         794,603
                                                   ------------    ------------
            Total current assets                     25,639,402      25,796,727

Investment in other ventures                            161,786         164,922
Other assets, net                                       888,614         908,841
                                                   ------------    ------------
            Total assets                           $ 26,689,802    $ 26,870,490
                                                   ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accrued expenses and other current
      liabilities                                  $    167,517    $    227,810
    Deferred gain on exchange of equity interest        189,967         184,833
                                                   ------------    ------------
            Total current liabilities                   357,484         412,643
                                                   ------------    ------------


Stockholders' equity
    Common stock                                        132,857         132,857
    Additional paid-in capital                       59,844,355      59,844,355
    Accumulated deficit                             (33,148,338)    (33,005,871)
    Accumulated other comprehensive loss               (196,481)       (213,419)
    Treasury stock                                     (300,075)       (300,075)
                                                   ------------    ------------
            Total stockholders' equity               26,332,318      26,457,847
                                                   ------------    ------------
            Total liabilities and
              stockholders' equity                 $ 26,689,802    $ 26,870,490
                                                   ============    ============


      See accompanying notes to condensed consolidated financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                             March 31,
                                                       2003            2002
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)

License and maintenance fees                       $    100,000    $    100,000
                                                   ------------    ------------
            Total revenues                              100,000         100,000
                                                   ------------    ------------
Costs and expenses:
    General and administrative expenses                 292,918         263,710
    Loss (gain) of equity in other ventures               3,136            (682)
                                                   ------------    ------------
            Total costs and expenses                    296,054         263,028
                                                   ------------    ------------
Operating loss                                         (196,054)       (163,028)
                                                   ------------    ------------

Other income:
    Interest income                                      53,587          94,568
                                                   ------------    ------------

Loss before income taxes                               (142,467)        (68,460)
Income taxes                                                 --              --
                                                   ------------    ------------
            Net loss                               ($   142,467)   ($    68,460)
                                                   ============    ============
Basic and diluted income per weighted
  average share of common stock outstanding        ($      0.01)   ($      0.01)
                                                   ============    ============

Weighted average shares of common stock
  outstanding - basic and diluted                    13,144,040      13,144,040
                                                   ============    ============


      See accompanying notes to condensed consolidated financial statements

                        CADUS PHARMACEUTICAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                              March 31,
                                                        2003           2002
                                                    ------------   ------------
                                                     (Unaudited)    (Unaudited)
Cash flows from operating activities
    Net loss                                        ($   142,467)  ($    68,460)
    Adjustments to reconcile net loss
        to net cash (used in) provided
        by operating activities:
        Amortization of patent costs                      20,227         20,226
        Loss (gain) of equity in other ventures            3,136           (682)
    Changes in assets and liabilities:
        Decrease in license fees receivable                   --        400,000
        Decrease in prepaid and other current assets      19,023         13,477
        Increase (decrease) in accrued expenses
          and other current liabilities                  (60,293)        43,951
                                                    ------------   ------------
Net cash provided by (used in) operating
    activities                                          (160,374)       408,512
                                                    ------------   ------------
Net increase (decrease) in cash and
    cash equivalents                                    (160,374)       408,512
Cash and cash equivalents - beginning of period       24,923,071     24,469,357
                                                    ------------   ------------
Cash and cash equivalents - end of period           $ 24,762,697   $ 24,877,869
                                                    ============   ============


      See accompanying notes to condensed consolidated financial statements

                        CADUS PHARMACEUTICAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note - 1  ORGANIZATION AND BASIS OF PREPARATION

          The information presented as of March 31, 2003 and for the three-month period then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2002 consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002.

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc., organized in December 2001. All inter- company balances and transactions have been eliminated in consolidation.

          The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Note - 2  NET LOSS PER SHARE

          For the three-month periods ended March 31, 2003 and 2002 basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of 495,975 and 609,309 shares of potential common stock equivalents (stock options and warrants) in the computation at March 31, 2003 and 2002, respectively, would be anti- dilutive.

Note - 3  LICENSING AGREEMENTS

          In December 2001, the Company licensed its yeast-based drug discovery technologies on a non-exclusive basis to a major pharmaceutical company. Under the licensing agreement, the Company received an up-front non-refundable fee of $500,000 that was recorded as revenue in the December 31, 2001 consolidated statement of operations as the Company has no further involvement with the development of the product. The Company received payment in January 2002. The Company received an additional licensing fee in 2002 of $1,000,000 upon the licensee achieving a research milestone. The licensee is entitled to use the technologies for five years from the date of the agreement. Following the initial five year term, the licensee may renew the license annually upon payment of an annual licensing fee of $250,000.

                        CADUS PHARMACEUTICAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. ("OSI"), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license and a supplemental license fee of $250,000 which was paid and recorded as license fee revenue in December 2000 after the lifting of the injunction obtained by SIBIA Neurosciences, Inc. ("SIBIA"). OSI may terminate the license at any time on 30 days prior written notice. During the three-month periods ended March 31, 2003 and 2002, Cadus recognized $100,000 of license revenue related to this agreement.

Note - 4  INVESTMENT IN MARKETABLE SECURITIES

          The Company had an equity interest in Axiom Biotechnologies, Inc. ("Axiom"). Due to Axiom's operating losses, the Company's investment was written down to $0 at December 31, 2001. On August 30, 2002, Axiom entered into a merger agreement with a wholly- owned subsidiary of Sequenom, Inc. which is publicly traded on the Nasdaq National Market. The Company received 441,446 common shares of Sequenom, Inc. in exchange for its shares in Axiom.

          Pursuant to the merger, 102,685 of the Company's 441,446 common shares of Sequenom, Inc. are held in escrow (the "Escrow Shares") for a one-year period. The Escrow Shares are held to secure rights to indemnification, compensation and reimbursement of Sequenom, Inc. and other indemnities as defined in the merger agreement. The value of the Escrow Shares received was recorded as a deferred gain on exchange of equity interest in the accompanying condensed consolidated balance sheet.

          Pursuant to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities" management deems its investment in Sequenom, Inc. to be available for sale and reports its investment at fair value with net unrealized gains or losses reported in accumulated other comprehensive loss within stockholders' equity. The Company's unrealized loss of $196,481 on shares received is reflected in accumulated other comprehensive loss as of March 31, 2003. The Company's unrealized loss of $59,558 for Escrow Shares is reflected as an offset to the deferred gain on exchange of equity interest as of March 31, 2003.

Note - 5  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

          In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Pro forma net income (loss) would be the same as the reported net income (loss) for the three months ended March 31, 2003 and 2002 had the fair-value-based method been applied to all outstanding awards, which were fully vested as of December 31, 1999. Therefore, the application of the disclosure portion of this standard had no impact on our consolidated financial statements as of December 31, 2002 and for the three months ended March 31, 2003.

          On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft letter this year that could become effective in 2004. We will continue to monitor communications on this subject from the FASB in order to
          determine   the  impact  on  the  Company's   consolidated   financial
          statements.

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

At March 31, 2003, the Company had an accumulated deficit of approximately $33.1 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

REVENUES

Revenues for the three months ended March 31, 2003 and 2002 were $100,000 which is the annual maintenance fee from OSI Pharmaceuticals, Inc.

COSTS AND EXPENSES

General and administrative expense increased to $292,918 for the three months ended March 31, 2003 from $263,710 for the same period in 2002. This increase can be attributed primarily to an increase in professional fees.

For the three months ended March 31, 2003 the Company recognized a loss of $3,136 in its investment in Laurel Partners Limited Partnership. The gain for the same period in 2002 was $682.

INTEREST INCOME

Interest income for the three months ended March 31, 2003 was $53,587 compared to interest income of $94,568 for the same period in 2002. This decrease is attributable primarily to lower interest rates earned on invested funds.

NET LOSS

Net loss for the three months ended March 31, 2003 was $142,467 compared to a net loss of $68,460 for the same period in 2002. This increase in net loss can be attributed primarily to the decrease in interest income and the increase in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003 the Company held cash and cash equivalents of $24.8 million. The Company's working capital at March 31, 2003 was $25.3 million.

The Company believes that its existing capital resources, together with interest income, will be sufficient to support its operations through the end of 2004. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to acquire or invest in companies and income-producing assets and the expenses of pursuing such transactions.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) The Exhibit listed in the Exhibit Index is included in this quarterly report on Form 10-Q.

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CADUS PHARMACEUTICAL CORPORATION
                               (REGISTRANT)


Dated: May 15, 2003            By: /s/ Michele A. Paige
                                   ---------------------------------------------
                               Michele A. Paige
                               President and Chief Executive Officer (Authorized
                               Officer and Principal Financial Officer)

                                 CERTIFICATIONS

I,  Michele  A.  Paige,   President  and  Chief   Executive   Officer  of  Cadus
Pharmaceutical Corporation, certify that:

1.     I  have   reviewed   this   quarterly   report  on  Form  10-Q  of  Cadus
       Pharmaceutical Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b)     Evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

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

Date:  May 15, 2003


                                   /s/ Michele A. Paige
                                  ----------------------------------------------
                                  Michele A. Paige
                                  President and Chief Executive Officer (Chief
                                  Executive Officer and Chief Financial Officer)

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