Form 10-Q
period 2003-06-30
CADUS CORP
filed 2003-08-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended                   June 30, 2003
                                                             --------------

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                  to
                                           ----------------    -----------------

                         Commission File Number 0-28674
                                                -------

                                CADUS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified on its Charter)

                Delaware                                         13-3660391
--------------------------------------------------------   ---------------------
    (State of Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

  767 Fifth Avenue, New York, New York                             10153
--------------------------------------------------------   ---------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code            (212) 702-4367
                                                            --------------------


Former Name, Former Address and Former Fiscal Year, if      Cadus Pharmaceutical
Changed Since Last Report                                       Corporation
                                                            --------------------


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

                             Yes ___         No _X_

The number of shares of registrant's common stock, $0.01 par value, outstanding as of July 31, 2003 was 13,144,040.

                                CADUS CORPORATION

                                      INDEX
                                                                        PAGE NO.
                                                                        --------
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                              3

              PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets - June 30, 2003
                (unaudited) and December 31, 2002 (audited)                    4

                Condensed Consolidated Statements of Operations -
                Three Months Ended June 30, 2003 and 2002 (unaudited)          5

                Condensed Consolidated Statements of Operations -
                Six Months Ended June 30, 2003 and 2002 (unaudited)            6

                Condensed Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 2003 and 2002 (unaudited)            7

                Notes to Condensed Consolidated Financial
                Statements (unaudited)                                    8 - 10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      11 - 12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          12

Item 4.   Controls and Procedures                                             13

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   13

Item 2.   Changes in Securities and Use of Proceeds                           13

Item 3.   Defaults Upon Senior Securities                                     13

Item 4.   Submission of Matters to a Vote of Security Holders            13 - 14

Item 5.   Other Information                                                   14

Item 6.   Exhibits and Reports on Form 8K                                     14

SIGNATURES                                                                    15

EXHIBIT INDEX                                                                 16

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

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                CADUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      JUNE 30,      DECEMBER 31,
                                                         2003           2002
                                                     -----------    -----------
                                                     (Unaudited)     (Audited)
Current assets:
    Cash and cash equivalents                        $24,519,549    $24,923,071
    Prepaid and other current assets                      40,780         79,053
    Investment in marketable securities                1,213,977        794,603
                                                     -----------    -----------
        Total current assets                          25,774,306     25,796,727

Investment in other ventures                             162,147        164,922
Other assets, net                                        868,388        908,841
                                                     -----------    -----------
        Total assets                                 $26,804,841    $26,870,490
                                                     ===========    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accrued expenses and other current liabilities   $    79,226    $   227,810
    Deferred gain on exchange of equity interest         282,384        184,833
                                                     -----------    -----------
        Total current liabilities                        361,610        412,643
                                                     -----------    -----------

Stockholders' equity:
    Common stock                                         132,857        132,857
    Additional paid-in capital                        59,844,355     59,844,355
    Accumulated deficit                              (33,342,309)   (33,005,871)
    Accumulated other comprehensive income (loss)        108,403       (213,419)
    Treasury stock                                      (300,075)      (300,075)
                                                     -----------    -----------
        Total stockholders' equity                    26,443,231     26,457,847
                                                     -----------    -----------
        Total liabilities and stockholders' equity   $26,804,841    $26,870,490
                                                     ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended
                                                              June 30,
                                                         2003           2002
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)
License and maintenance fees                         $        --    $        --
                                                     -----------    -----------
        Total revenues                                        --             --
                                                     -----------    -----------
Costs and expenses:
    General and administrative expenses                  241,152        277,835
    Gain from equity in other ventures                      (361)          (725)
                                                     -----------    -----------
        Total costs and expenses                         240,791        277,110
                                                     -----------    -----------
Operating loss                                          (240,791)      (277,110)

Other income:
    Interest income                                       46,820         85,619
                                                     -----------    -----------

Loss before income taxes                                (193,971)      (191,491)

Income taxes                                                  --             --
                                                     -----------    -----------
        Net loss                                     ($  193,971)   ($  191,491)
                                                     ===========    ===========
Basic and diluted loss per weighted average
share of common stock outstanding                    ($     0.01)   ($     0.01)
                                                     ===========    ===========
Weighted average shares of common stock
outstanding - basic and diluted                       13,144,040     13,144,040
                                                     ===========    ===========


          See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Six Months Ended
                                                             June 30,
                                                       2003            2002
                                                   ------------    ------------
                                                   (Unaudited)      (Unaudited)
License and maintenance fees                       $    100,000    $    100,000
                                                   ------------    ------------
        Total revenues                                  100,000         100,000
                                                   ------------    ------------
Costs and expenses:
    General and administrative expenses                 534,070         541,545
    Loss (gain) of equity in other ventures               2,775          (1,407)
                                                   ------------    ------------
        Total costs and expenses                        536,845         540,138
                                                   ------------    ------------
Operating loss                                         (436,845)       (440,138)

Other income:
    Interest income                                     100,407         180,187
                                                   ------------    ------------

Loss before income taxes                               (336,438)       (259,951)

Income taxes                                                 --              --
                                                   ------------    ------------
        Net loss                                   ($   336,438)   ($   259,951)
                                                   ============    ============
Basic and diluted loss per weighted average
share of common stock outstanding                  ($      0.03)   ($      0.02)
                                                   ============    ============
Weighted average shares of common stock
outstanding - basic and diluted                      13,144,040      13,144,040
                                                   ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                               June 30,
                                                          2003          2002
                                                      -----------   -----------
                                                      (Unaudited)   (Unaudited)
Cash flows from operating activities:
    Net loss                                          ($  336,438)  ($  259,951)
    Adjustments to reconcile net loss
        to net cash used in operating activities:
        Amortization of patent costs                       40,452        40,453
        Loss (gain) of equity in other ventures             2,775        (1,407)
    Changes in assets and liabilities:
        Decrease in license fee receivable                     --       500,000
        Decrease in prepaid and other current assets       38,273        29,476
        Decrease in accrued expenses and other
          current liabilities                            (148,584)     (669,636)
                                                      -----------   -----------
Net cash used in operating activities                    (403,522)     (361,065)
                                                      -----------   -----------
Net decrease in cash and cash equivalents                (403,522)     (361,065)
Cash and cash equivalents - beginning of period        24,923,071    24,469,357
                                                      -----------   -----------
Cash and cash equivalents - end of period             $24,519,549   $24,108,292
                                                      ===========   ===========


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note - 1       ORGANIZATION AND BASIS OF PREPARATION

               Cadus Pharmaceutical Corporation changed its name to Cadus Corporation (the "Company") on June 20, 2003. The change in name was approved by the stockholders of the Company at the Company's Annual Meeting of Stockholders held on June 18, 2003.

               The information presented as of June 30, 2003 and for the three and six month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2002 balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002.

               The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Cadus Technologies, Inc., organized in December 2001. All inter- company balances and transactions have been eliminated in consolidation.

               The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Note - 2       NET LOSS PER COMMON SHARE

               For the three and six-month periods ended June 30, 2003 and 2002 basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of 495,975 shares of potential common stock equivalents (stock options and warrants) in the computation for the three and six-month periods ending June 30, 2003 would be anti-dilutive. Diluted net loss per share is the same as basic net loss per share since the inclusion of 609,309 shares of potential common stock equivalents in the computation for the three and six-month periods ending June 30, 2002 would be anti-dilutive.

Note - 3       LICENSING AGREEMENTS

               In December 2001, the Company licensed its yeast-based drug discovery technologies on a non-exclusive basis to a major pharmaceutical company. Under the licensing agreement, the Company received an up-front non-refundable fee of $500,000 that was recorded as

                                CADUS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

               In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. ("OSI"), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee of $250,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. During the six-month period ended June 30, 2003 and 2002, Cadus recognized $100,000 of license revenue related to this agreement.

Note - 4       INVESTMENT IN MARKETABLE SECURITIES

               The Company had an equity interest in Axiom Biotechnologies, Inc. ("Axiom"). Due to Axiom's operating losses, the Company's investment was written down to $0 at December 31, 2001. On August 30, 2002, Axiom entered into a merger agreement with a wholly-owned subsidiary of Sequenom, Inc. which is publicly traded on the Nasdaq National Market. The Company received 441,446 common shares of Sequenom, Inc. in exchange for its shares in Axiom.

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

               Pursuant to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities" management deems its investment in Sequenom, Inc. to be available for sale and reports its investment at fair value with net unrealized gains or losses reported in accumulated other comprehensive income (loss) within stockholders' equity. The Company's unrealized gain of $108,403 as of June 30, 2003 on shares received is reflected in accumulated other comprehensive income. The Company's unrealized gain of $32,859 as of June 30, 2003 for Escrow Shares is included in the deferred gain on exchange of equity interest.

                                CADUS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note - 5       ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

               In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Pro forma net (loss) would be the same as the reported net (loss) for the three and six months ended June 30, 2003 and 2002 had the fair-value-based method been applied to all outstanding awards, which were fully vested as of December 31, 1999. Therefore, the application of the disclosure portion of this standard had no impact on our consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003.

               On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft later this year that could become effective in 2004. We will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

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

At June 30, 2003, the Company had an accumulated deficit of approximately $33.3 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

REVENUES

There were no revenues for the three months ended June 30, 2003 and 2002.

COSTS AND EXPENSES

General and administrative expenses decreased to $241,152 for the three months ended June 30, 2003 from $277,835 for the same period in 2002. The decrease can be attributed primarily to a decrease in professional and license fees.

For the three months ended June 30, 2003, the Company recognized a gain of $361 in its investment in Laurel Partners Limited Partnership ("Laurel"). The gain for the same period in 2002 was $725.

INTEREST INCOME

Interest income for the three months ended June 30, 2003 was $46,820 compared to interest income of $85,619 for the same period in 2002. This decrease is attributable primarily to lower interest rates earned on invested funds.

NET LOSS

Net loss for the three months ended June 30, 2003 was $193,971 compared to a net loss of $191,491 for the same period in 2002. This increase in net loss can be attributed primarily to a decrease in interest income offset in part by the decrease in professional and license fees.

SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

REVENUES

Revenues for the six months ended June 30, 2003 and 2002 were $100,000 which is the annual maintenance fee from OSI Pharmaceuticals, Inc.

COSTS AND EXPENSES

General and administrative expenses decreased to $534,070 for the six months ended June 30, 2003 from $541,545 for the same period in 2002. This decrease can be attributed primarily to a decrease in license fees offset by an increase in shareholder relations.

For the six months ended June 30, 2003, the Company recognized a loss of $2,775 in its investment in Laurel. The gain for the same period in 2002 was $1,407.

INTEREST INCOME

Interest income for the six months ended June 30, 2003 was $100,407 compared to interest income of $180,187 for the same period in 2002. This decrease is attributable primarily to lower interest rates earned on invested funds.

NET LOSS

Net loss for the six months ended June 30, 2003 was $336,438 compared to a net loss of $259,951 for the same period in 2002. This increase in net loss can be attributed primarily to the decrease in interest income.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003 the Company held cash and cash equivalents of $24.5 million. The Company's working capital at June 30, 2003 was $25.4 million.

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

Item 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures conducted as of the period covered by this report on Form 10-Q, the Company's President and Chief Executive Officer, who also performs the functions of a principal financial officer, concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          On June 18, 2003, the Company held its annual meeting of stockholders in New York, New York. The holders of 12,430,173 shares of Common Stock were present or represented by proxy and, accordingly, a quorum was present. The following matters were voted upon and received the votes set forth below:

          1. All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

                                            VOTES FOR             VOTES WITHHELD

               James R. Broach              11,997,583                452,590

               Russell D. Glass             11,997,583                452,590

               Carl C. Icahn                11,997,583                452,590

               Peter S. Liebert             11,997,583                452,590

               Michele A. Paige             11,997,583                452,590

               Jack G. Wasserman            11,997,583                452,590

          2. The Company's proposal to amend the Company's Certificate of Incorporation to change the Company's name to Cadus Corporation received 12,164,065 votes FOR and 245,606 votes AGAINST, with 20,502 abstentions and 0 broker non-votes.

          3. A stockholder proposal concerning a request that the Board of Directors of the Company pursue returning the Company's excess cash to its stockholders received 1,822,576 votes FOR and 6,103,824 votes AGAINST, with 27,750 abstentions and 4,476,023 broker non-votes.

Item 5.   Other Information

               None.

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

                                   CADUS CORPORATION
                                   (REGISTRANT)


Date: August 14, 2003               By: /s/ Michele A. Paige
                                       -----------------------------------------
                                        Michele A. Paige
                                        President and Chief Executive Officer
                                        (Authorized Officer and
                                        Principal Financial Officer)

                                  EXHIBIT INDEX


The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

EXHIBIT NO.                   DESCRIPTION

3.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cadus Pharmaceutical Corporation ("Cadus"), as filed with the Secretary of State of Delaware on June 20, 2003, and Amended and Restated Certificate of Incorporation of Cadus, as filed with the Secretary of State of Delaware on July 22, 1996.

31                            Certifications

32                            Certification  Pursuant to 18 U.S.C. Section 1350,
                              as  Adopted   Pursuant   to  Section  906  of  the
                              Sarbanes-Oxley Act of 2002