Form 10-Q
period 2003-09-30
CADUS CORP
filed 2003-11-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      September 30, 2003
                                         -------------------

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    ---------------------

                         Commission File Number 0-28674

                                CADUS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified on its Charter)


              Delaware                                        13-3660391
---------------------------------------------------- ---------------------------
    (State of Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

  767 Fifth Avenue, New York, New York                           10153
---------------------------------------------------- ---------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code          (212) 702-4367
                                                     ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes __X__           No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

                          Yes _____           No __X__

The number of shares of registrant's common stock, $0.01 par value, outstanding as of October 31, 2003 was 13,144,040.

                                CADUS CORPORATION

                                      INDEX
                                                                        PAGE NO.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                              4

              PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets - September 30, 2003
            (unaudited) and December 31, 2002 (audited)                        5

            Condensed Consolidated Statements of Operations - Three
            Months Ended September 30, 2003 and 2002 (unaudited)               6

            Condensed Consolidated Statements of Operations -
            Nine Months Ended September 30, 2003 and 2002 (unaudited)          7

            Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 2003 and 2002 (unaudited)          8

            Notes to Condensed Consolidated Financial
            Statements (unaudited)                                        9 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       12 - 14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14

Item 4.  Controls and Procedures                                              14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 2.  Changes in Securities and Use of Proceeds                            14

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    16

                                                                        PAGE NO.

EXHIBIT INDEX                                                                 17

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

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                CADUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         2003           2002
                                                     -----------    -----------
                                                     (Unaudited)     (Audited)
Current assets:
    Cash and cash equivalents                        $24,309,125    $24,923,071
    License fee receivable                               120,000             --
    Prepaid and other current assets                      88,296         79,053
    Investment in marketable securities                1,425,871        794,603
                                                     -----------    -----------

        Total current assets                          25,943,292     25,796,727

Investment in other ventures                             162,484        164,922
Other assets, net                                        848,161        908,841
                                                     -----------    -----------
        Total assets                                 $26,953,937    $26,870,490
                                                     ===========    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accrued expenses and other current liabilities   $    29,094    $   227,810
    Deferred gain on exchange of equity interest              --        184,833
                                                     -----------    -----------
    Total current liabilities                             29,094        412,643
                                                     -----------    -----------

Stockholders' equity:
    Common stock                                         132,857        132,857
    Additional paid-in capital                        59,844,355     59,844,355
    Accumulated deficit                              (33,041,787)   (33,005,871)
    Accumulated other comprehensive income (loss)        289,493    (   213,419)
    Treasury stock                                   (   300,075)   (   300,075)
                                                     -----------    -----------
        Total stockholders' equity                    26,924,843     26,457,847
                                                     -----------    -----------
        Total liabilities and stockholders' equity   $26,953,937    $26,870,490
                                                     ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                            September 30,
                                                        2003            2002
                                                    -----------     -----------
                                                    (Unaudited)     (Unaudited)
License and maintenance fees                        $   120,000     $        --
                                                    -----------     -----------
                        Total revenues                  120,000              --
                                                    -----------     -----------
Costs and expenses:
    General and administrative expenses                 169,447         191,536
    (Gain) loss from equity in other ventures       (       337)          2,699
                                                    -----------     -----------
        Total costs and expenses                        169,110         194,235
                                                    -----------     -----------
Operating loss                                      (    49,110)    (   194,235)
                                                    -----------     -----------

Other income:
    Interest income                                      36,443          81,816
    Realized gain on marketable securities              313,189         823,189
                                                    -----------     -----------
        Total other income                              349,632         905,005
                                                    -----------     -----------

Income before income taxes                              300,522         710,770
Income taxes                                                 --              --
                                                    -----------     -----------
        Net income                                  $   300,522     $   710,770
                                                    ===========     ===========
Basic and diluted income per weighted average
share of common stock outstanding                   $      0.02     $      0.05
                                                    ===========     ===========
Weighted average shares of common stock
outstanding - basic and diluted                      13,144,040      13,144,040
                                                    ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Nine Months Ended
                                                            September 30,
                                                        2003            2002
                                                    -----------     -----------
                                                    (Unaudited)     (Unaudited)
License and maintenance fees                        $   220,000     $   100,000
                                                    -----------     -----------
        Total revenues                                  220,000         100,000
                                                    -----------     -----------
Costs and expenses:
    General and administrative expenses                 703,517         733,081
    Loss from equity in other ventures                    2,438           1,292
                                                    -----------     -----------
        Total costs and expenses                        705,955         734,373
                                                    -----------     -----------
Operating loss                                      (   485,955)    (   634,373)
                                                    -----------     -----------

Other income:
    Interest income                                     136,850         262,003
    Realized gain on marketable securities              313,189         823,189
                                                    -----------     -----------
        Total other income                              450,039       1,085,192
                                                    -----------     -----------

(Loss ) income before income taxes                  (    35,916)        450,819

Income taxes                                                 --              --
                                                    -----------     -----------
        Net (loss) income                           ($   35,916)    $   450,819
                                                    ===========     ===========
Basic and diluted (loss) income per weighted
average share of common stock outstanding           ($     0.00)    $      0.03
                                                    ===========     ===========
Weighted average shares of common stock
outstanding - basic and diluted                      13,144,040      13,144,040
                                                    ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                            September 30,
                                                        2003            2002
                                                    -----------     -----------
                                                    (Unaudited)     (Unaudited)
Cash flows from operating activities:

  Net (loss) income                                 ($   35,916)    $   450,819

  Adjustments to reconcile net (loss) income to net cash used in operating activities:

      Amortization of patent costs                       60,680          60,680

      Realized gain on marketable securities        (   313,189)    (   823,189)

      Loss from equity in other ventures                  2,438           1,292

  Changes in assets and liabilities:

      (Increase) decrease in license fee
        receivable                                  (   120,000)        500,000

      Increase in prepaid and other
        current assets                              (     9,243)    (    75,598)

      Decrease in accrued expenses and other
        current liabilities                         (   198,716)    (   688,604)
                                                    -----------     -----------
Net cash used in operating activities               (   613,946)    (   574,600)
                                                    -----------     -----------
Net decrease in cash and cash equivalents           (   613,946)    (   574,600)
Cash and cash equivalents - beginning of period      24,923,071      24,469,357
                                                    -----------     -----------
Cash and cash equivalents - end of period           $24,309,125     $23,894,757
                                                    ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note - 1    ORGANIZATION AND BASIS OF PREPARATION

            Cadus Pharmaceutical Corporation changed its name to Cadus Corporation ("Cadus") on June 20, 2003. The change in name was approved by the stockholders of Cadus at Cadus' Annual Meeting of Stockholders held on June 18, 2003.

            The information presented as of September 30, 2003 and for the three and nine month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that Cadus' management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although Cadus believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2002 balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with Cadus' annual report on Form 10-K for the year ended December 31, 2002.

            The consolidated financial statements include the accounts of the Cadus and its wholly owned subsidiary Cadus Technologies, Inc. (collectively with Cadus, the "Company"), organized in December 2001. All inter-company balances and transactions have been eliminated in consolidation.

            The results of operations for the nine month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Note - 2    NET (LOSS) INCOME PER COMMON SHARE

            For the three and nine month periods ended September 30, 2003 and 2002 basic net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding. Diluted net (loss) income per share is the same as basic net (loss) income per share since the inclusion of 434,307 shares of potential common stock equivalents (stock options and warrants) in the computation for the three and nine- month periods ended September 30, 2003 would be anti-dilutive. Diluted net income per share is the same as basic net income per share since the inclusion of 609,309 shares of potential common stock equivalents in the computation for the three and nine-month periods ending September 30, 2002 would be anti-dilutive.

                                CADUS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note - 3    LICENSING AGREEMENTS

            In December 2001, the Company licensed its yeast-based drug discovery technologies on a non-exclusive basis to a major pharmaceutical company. Under the licensing agreement, the Company received an up-front non-refundable fee of $500,000 that was recorded as revenue in the December 31, 2001 consolidated statement of operations as the Company has no further involvement with the development of the product. The Company received payment in January 2002. The Company received an additional licensing fee in 2002 of $1,000,000 upon the licensee achieving a research milestone. The licensee is entitled to use the technologies for five years from the date of the agreement. Following the initial five year term, the licensee may renew the license annually upon payment of an annual licensing fee of $250,000. On September 12, 2003, the parties entered into an addendum to the agreement pursuant to which the Company extended the license to an affiliate of the licensee in consideration for the licensee agreeing to pay $120,000 to the Company.

            In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. ("OSI"), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee of $250,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. During the nine-month period ended September 30, 2003 and 2002, the Company recognized $100,000 of license revenue related to this agreement.

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

            Pursuant to the merger, 102,685 of the Company's 441,446 common shares of Sequenom, Inc. were held in escrow (the "Escrow Shares") for a one-year period. The Escrow Shares were held to secure rights to indemnification, compensation and reimbursement of Sequenom, Inc. and other indemnities as defined in the merger agreement. The value of the Escrow Shares received was recorded as a deferred gain on exchange of equity interest on the consolidated balance sheet as of December 31, 2002. On August 30, 2003, the escrow

                                CADUS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


            shares were released and, accordingly, the Company recorded a realized gain on marketable securities of $313,189 in the three-month period ended September 30, 2003.

            Pursuant to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities" management deems its investment in Sequenom, Inc. to be available for sale and reports its investment at fair value with net unrealized gains or losses reported in accumulated other comprehensive income (loss) within stockholders' equity. The Company's unrealized gain of $289,493 as of September 30, 2003 on shares received is reflected in accumulated other comprehensive income (loss).

Note - 5    ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

            In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Pro forma net (loss) would be the same as the reported net (loss) for the three and nine months ended September 30, 2003 and 2002 had the fair-value-based method been applied to all outstanding awards, which were fully vested as of December 31, 1999. Therefore, the application of the disclosure portion of this standard had no impact on our consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003.

            On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft and final statement in 2004. We will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

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

At September 30, 2003, the Company had an accumulated deficit of approximately $33.0 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

REVENUES

There was $120,000 of license fee revenue for the three months ended September 30, 2003 due to an addendum to a license agreement pursuant to which the Company extended the license to an affiliate of the licensee. There were no revenues for the three months ended September 30, 2002.

COSTS AND EXPENSES

General and administrative expenses decreased to $169,447 for the three months ended September 30, 2003 from $191,536 for the same period in 2002. The decrease can be attributed primarily to a decrease in professional and directors fees and insurance costs.

For the three months ended September 30, 2003, the Company recognized a gain of $337 in its investment in Laurel Partners Limited Partnership ("Laurel"). The loss for the same period in 2002 was $2,699.

OTHER INCOME

Interest  income for the three  months  ended  September  30,  2003 was  $36,443 compared to interest income of $81,816 for the same period in 2002. This decrease is attributable primarily to lower interest rates earned on invested funds.

On August 30, 2002, the Company's equity interest in Axiom Biotechnologies, Inc. ("Axiom") was converted into 441,446 shares of Sequenom, Inc. ("Sequenom") pursuant to the merger of Axiom and Sequenom. Upon closing of the transaction, the Company recorded a realized gain of $823,189 related to the 338,761 common shares received in the condensed consolidated statement of operations for the three months ended September

30, 2002. The remaining value of the 102,685 shares held in escrow was recorded as a deferred gain on exchange of equity interest on the consolidated balance sheet. On August 30, 2003, 102,685 shares were released from escrow and, accordingly, the Company recorded a gain on marketable securities of $313,189 in the three-month period ended September 30, 2003.

NET  INCOME

Net income for the three months ended September 30, 2003 was $300,522 compared to net income of $710,770 for the same period in 2002. This decrease in net income can be attributed primarily to a decrease in interest income and realized gains on marketable securities, offset by an increase in license fee revenues.


NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

REVENUES

Revenues increased to $220,000 for the nine months ended September 30, 2003 from $100,000 for the same period in 2002. The increase is attributable to a fee due in connection with an addendum to a license agreement pursuant to which the Company extended the license to an affiliate of the licensee.

COSTS AND EXPENSES

General and administrative expenses decreased to $703,517 for the nine months ended September 30, 2003 from $733,081 for the same period in 2002. The decrease can be attributed primarily to a decrease in license, professional and directors fees offset by an increase in shareholder relations.

For the nine months ended September 30, 2003, the Company recognized a loss of $2,438 in its investment in Laurel. The loss for the same period in 2002 was $1,292.

OTHER INCOME

Interest income for the nine months ended September 30, 2003 was $136,850 compared to interest income of $262,003 for the same period in 2002. This decrease is attributable primarily to lower interest rates earned on invested funds.

On August 30, 2002, the Company's equity interest in Axiom was converted into 441,446 shares of Sequenom pursuant to the merger of Axiom and Sequenom. Upon closing of the transaction, the Company recorded a realized gain of $823,189 related to the 338,761 common shares received in the condensed consolidated statement of operations for the nine months ended September 30, 2002. The remaining value of the 102,685 shares held in escrow was recorded as a deferred gain on exchange of equity interest on the consolidated balance sheet as of December 31, 2002. On August 30, 2003, 102,685 shares were released from escrow and, accordingly, the Company recorded a gain on marketable securities of $313,189 in the nine-month period ended September 30, 2003.

NET (LOSS) INCOME

Net loss for the nine months ended September 30, 2003 was $35,916 compared to net income of $450,819 for the same period in 2002. This decrease in net income can be attributed primarily to the decrease in interest income and realized gains on marketable securities, offset by an increase in license fee revenues and a decrease in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003 the Company held cash and cash equivalents of $24.3 million. The Company's working capital at September 30, 2003 was $25.9 million.

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

Item 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures conducted as of the period covered by this report on Form 10-Q, the Company's President and Chief Executive Officer, who also performs the functions of a principal financial officer, concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) The Exhibit listed in the Exhibit Index are included in this report.

         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CADUS CORPORATION
                           (REGISTRANT)


Date: November 13, 2003    By: /s/ Michele A. Paige
                              --------------------------------------------------
                               Michele A. Paige
                               President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

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