Form 10-K
period 2003-12-31
CADUS CORP
filed 2004-03-30
CIK 911148

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ....................................December 31, 2003.

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                            .
                               -----------------    ---------------------------

Commission File Number                      0-28674
                       ---------------------------------------------------------

                                CADUS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Delaware                                               13-3660391
--------------------------------------------------------------           ---------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

         767 Fifth Avenue
         New York, New York                                             10153
--------------------------------------------------------             ----------
         (Address of principal executive offices)                    (Zip Code)

Company's telephone number, including area code:         (212) 702-4367
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
                                              ---      ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12-b-2 of the Act).   Yes:      No: X
                                              ---      ---

         As of June 30, 2003, the aggregate market value of the registrant's voting common equity held by non-affiliates was $8,864,100.

         Number of shares outstanding of each class of Common Stock, as of March 15, 2004: 13,144,040 shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and stated securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of our plans, strategies and objectives for our future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and other similar words. Although the Company believes that the expectations reflected in our forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, technological uncertainties regarding the Company's technologies, risks and uncertainties relating to the Company's ability to license its technologies to third parties, the Company's ability to acquire and operate other companies, the Company's capital needs and uncertainty of future funding, the Company's history of operating losses, the Company's dependence on proprietary technology and the unpredictability of patent protection, intense competition in the pharmaceutical and biotechnology industries, rapid technological development that may result in the Company's technologies becoming obsolete, as well as other risks and uncertainties discussed in the Company's other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Cadus Corporation ("Cadus") was incorporated under the laws of the State of Delaware in January 1992 and until July 30, 1999 devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, Cadus sold its drug discovery assets to OSI Pharmaceuticals, Inc. ("OSI") and ceased its internal drug discovery operations and research efforts for collaborative partners. In December 2001, Cadus formed a wholly owned subsidiary, Cadus Technologies, Inc. (the "Subsidiary"), and transferred all of its patents, patent applications, know how, licenses and drug discovery technologies to the

Subsidiary. Cadus and the Subsidiary (collectively, the "Company") are currently seeking to (i) license the Subsidiary's drug discovery technologies, (ii) engage in joint ventures that will utilize the Subsidiary's drug discovery technologies and (iii) use a portion of their available cash to acquire or invest in companies or income producing assets. While such companies or assets might be in the biotechnology or pharmaceutical industries, the Company will consider acquisitions or investments in other industries as well. Cadus changed its name to Cadus Corporation from Cadus Pharmaceutical Corporation on June 20, 2003. The change in name was approved by Cadus's stockholders at Cadus's Annual Meeting of Stockholders held on June 18, 2003.

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

THE COMPANY'S DRUG DISCOVERY TECHNOLOGIES

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

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

         The Subsidiary relies upon patents and trade secrets to protect its proprietary technologies. As of March 15, 2004, the Subsidiary is the assignee of ten issued U.S. patents and 20 related granted foreign patents covering aspects of its yeast technology and is the exclusive worldwide licensee of three issued U.S. patents and 16 related granted foreign patents for use in drug discovery. In addition, as of such date, the Subsidiary has filed or held licenses to 15 other U.S. patent applications, as well as eight related foreign patent applications.

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

EMPLOYEES

         As of March 15, 2004, the Company had no employees. Michele A. Paige, the Chief Executive Officer of Cadus and the Subsidiary, is not an employee of Cadus or the Subsidiary and is serving as the Chief Executive Officer of Cadus and the Subsidiary without compensation.

ITEM 2.  PROPERTIES.

         Cadus leases storage space on a month-to-month basis in Tarrytown, New York.

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

         FISCAL YEAR 2003                              HIGH             LOW
         First quarter ended March 31, 2003            $1.16            $1.03
         Second quarter ended June 30, 2003            $1.48            $1.13
         Third quarter ended September 30, 2003        $1.51            $1.36
         Fourth quarter ended December 31, 2003        $1.57            $1.39

         FISCAL YEAR 2002                              HIGH             LOW
         First quarter ended March 31, 2002            $1.45            $1.09
         Second quarter ended June 30, 2002            $1.50            $1.15
         Third quarter ended September 30, 2002        $1.20            $1.08
         Fourth quarter ended December 31, 2002        $1.21            $1.01

         As of March 15, 2004, there were approximately 66 holders of record of Cadus's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere in this report.

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                               -----------------------
                                                  2003               2002              2001              2000             1999
                                                  ----               ----              ----              ----             ----
STATEMENT OF OPERATIONS DATA:                                (dollars in thousands, except share and per share data)
Revenues                                         $   220             $1,100             $600               $979          $6,028
                                                 -------             ------             ----               ----          ------
Operating costs and expenses:
        Total costs and expenses                     837                886            1,077              2,389          12,759
                                                --------              -----            -----              -----          ------
        Operating (loss) gain                       (617)               214             (477)            (1,411)         (6,731)
Net (loss) income                               ($   190)(1)         $1,316(2)         ($317)(3)        $18,051(4)      ($8,524)
                                               =========             ======           ======            =======         =======

Basic and diluted net (loss) income per
share                                          ($   0.01)             $0.10           ($0.02)             $1.37          ($0.65)
                                              ==========              =====           ======              =====         =======
Shares used in calculation of basic
and diluted net (loss) income per share       13,144,040         13,144,040       13,144,040         13,133,615      13,068,940


                                                                                     DECEMBER 31,
                                                                                     ------------
                                             2003          2002          2001            2000              1999
                                             ----          ----          ----            ----              ----
BALANCE SHEET DATA:                                                  (in thousands)
Cash and cash equivalents                   $24,369       $24,923       $24,469         $24,383(5)        $5,082(5)
Total assets                                 26,807        26,870        26,201          25,709           26,699
Short-term debt                                --            --            --              --                --
Accumulated deficit                         (33,196)      (33,006)      (34,322)        (34,005)         (52,056)
Stockholders' equity                         26,758        26,458        25,356          25,672            7,465

Cadus has not paid any dividends since its inception and does not anticipate paying any dividends on its common stock in the foreseeable future.

      (1) The net loss of $190,000 for the year ended December 31, 2003 includes a realized gain of $313,189 related to common shares of Sequenom released from escrow which had been received in connection with the merger of Axiom (in which Cadus had an equity interest) with Sequenom.

      (2) The net income of $1,316,000 for the year ended December 31, 2002 includes a realized gain of $823,189 related to common shares of Sequenom received in connection with the merger of Axiom (in which Cadus had an equity interest) with Sequenom.

      (3) The net loss of $317,000 for the year ended December 31, 2001 includes an arbitration award cost of approximately $750,000 to a former employee and a $155,402 reimbursement of SIBIA litigation costs offset by legal costs of $29,786.

      (4) The net income of $18.1 million for the year ended December 31, 2000 includes the reversal of the reserve for litigation damages of $18.8 million (net of legal costs) as a result of the reversal by the Court of Appeals on September 6, 2000 of the judgment that had been obtained by SIBIA in December 1998.

      (5) In order to stay execution pending appeal of the $18.0 million judgment obtained by SIBIA, in March 1999, Cadus deposited $18.5 million in escrow to secure payment of the judgment in the event Cadus were to lose the appeal. Such $18.5 million was classified, as of December 31, 1998, as "restricted cash noncurrent" and Cadus's "cash and cash equivalents" was reduced by $18.5 million. Interest earned on the restricted cash has been added to restricted cash. Upon the reversal of such judgment by the Court of Appeals on September 6, 2000 the cash ceased to be classified as "restricted" and was included in "cash and cash equivalents". The restricted cash at December 31, 1999 has been reclassified as of December 31, 2000 to cash and cash equivalents for purposes of the preceding table.

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

The Company has incurred operating losses in each year since its inception except for an operating gain of approximately $214,000 for the year ended December 31, 2002. At December 31, 2003, the Company had an accumulated deficit of approximately $33.2 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. However, the Company continues to incur general and administrative expenses. For the year ended December 31, 2003, such expenses aggregated $834,631 and included patent costs (including legal fees) and license fees of approximately $319,000, legal (other than in connection with patents) and accounting fees of approximately $242,000 and insurance premiums of approximately $98,000. Since the Company only had revenues of $220,000, it incurred an operating loss of $616,748 for the year ended December 31, 2003.

The following accounting policies are important to understanding our financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, "Significant Accounting Policies."

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

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. Our long-lived assets (principally capitalized patent costs) are required to be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or discontinued operations. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in our overall business strategy, and market and economic trends. In the future, events could cause us to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on our financial condition and results of operations. The provisions of SFAS No. 144 did not have an impact on our financial statements as of and for the year ended December 31, 2003.

RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 2003 AND 2002

         REVENUES

         Revenues for 2003 decreased to $220,000 from $1,100,000 in 2002. This decrease is attributable to the Company having received in 2002 a $1,000,000 research milestone payment from a licensee which it did not receive in 2003, offset by a one-time fee of $120,000 received in 2003 in consideration for the Company's extension of a license to an affiliate of the licensee.

         OPERATING EXPENSES

         General and administrative expenses decreased to $834,631 for 2003 from $885,406 in 2002. This decrease was attributable to a decrease of $33,037 in the maintenance and protection of patents, a decrease of $23,743 in insurance costs and a decrease in directors' fees of $9,000, offset by an increase of $9,881 in shareholder relations costs and an increase of $5,124 in sundry expenses.

         EQUITY IN OTHER VENTURES

         Equity in other ventures in 2003 reflects a loss of $2,117 from the Company's investment in Laurel Partners Limited Partnership. There was a $692 loss in 2002 from such investment.

         INTEREST INCOME

         Interest income for 2003 decreased to $171,218 from $335,614 in 2002. This decrease was attributable primarily to the decrease in the average interest earned on invested funds to approximately 0.7% in 2003 from approximately 1.4% in 2002.

         REALIZED GAIN ON MARKETABLE SECURITIES

         On August 30, 2002, the Company's equity interest in Axiom was converted into 441,446 shares of common stock of Sequenom pursuant to the merger of Axiom with a subsidiary of Sequenom. The Company recorded a realized gain of $823,189 with respect to 338,761 of such shares of common stock of Sequenom in the consolidated statement of operations for the year ended December 31, 2002.

         Pursuant to the merger, 102,685 shares of the Company's common shares of Sequenom were held in escrow for a one-year period. The value of the escrowed shares was recorded as a deferred gain on marketable securities on the consolidated balance sheet of the Company as of December 31, 2002. On August 30, 2003, the escrowed shares were released to the Company and accordingly, the Company recorded a realized gain on marketable securities of $313,189 in the consolidated statement of operations for the year ended December 31, 2003.

         NET (LOSS) INCOME

         The net loss for 2003 was $189,696 compared to net income of $1,315,705 for 2002. The decrease is primarily attributable to a $880,000 decrease in license fees, a decrease of the realized gain in marketable securities of $510,000, a decrease in interest income of $164,396 offset by a decrease of $50,775 in general and administrative expenses.

         YEARS ENDED DECEMBER 31, 2002 AND 2001

         REVENUES

         Revenues for 2002 increased to $1,100,000 from $600,000 in 2001. This increase is primarily attributable to the Company receiving in 2002 a $1,000,000 research milestone payment from a licensee.

         OPERATING EXPENSES

         General and administrative expenses decreased to $885,000 for 2002 from $1.079 million for 2001. This decrease was attributable primarily to a decrease in professional fees and insurance costs.

         EQUITY IN OTHER VENTURES

         Equity in other ventures in 2002 reflects a loss of $692 from the Company's investment in Laurel Partners Limited Partnership. In 2001, there was a gain of $3,086 from the Company's investment in Laurel Partners Limited Partnership.

         INTEREST INCOME

         Interest income for 2002 decreased to $336,000 from $838,000 in 2001. This decrease is attributable primarily to the decrease in interest rates.

         REALIZED GAIN ON MARKETABLE SECURITIES

         On August 30, 2002, the Company's equity interest in Axiom was converted into 441,446 shares of common stock of Sequenom pursuant to the merger of Axiom with a subsidiary of Sequenom. Upon the closing of the transaction, the Company recorded a realized gain of $823,189 with respect to 338,761 of such shares of common stock of Sequenom in the consolidated statement of operations for the year ended December 31, 2002. The value of the remaining 102,685 shares of common stock of Sequenom received in the merger and being held in escrow was recorded as a deferred gain on marketable securities in the accompanying consolidated balance sheet.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003 the Company held cash and cash equivalents of $24.4 million. The Company's working capital at December 31, 2003 was $25.8 million.

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

         In December 2001, the Subsidiary licensed to a major pharmaceutical company, on a non- exclusive basis, its yeast technologies. The licensee paid to the Subsidiary an up-front non- refundable fee of $500,000. In October 2002, the licensee paid to the Subsidiary an additional $1,000,000 when the licensee achieved a research milestone. In September 2003, the licensee agreed to pay to the Subsidiary an additional $120,000 pursuant to an addendum to the license agreement under which the Company extended the license to an affiliate of the licensee. The license terminates on December 31, 2006; however, the licensee may extend the term for additional one-year periods by paying to the Subsidiary $250,000 for each one-year extension.

         The Company believes that its existing resources, together with interest income, will be sufficient to support its current and projected funding requirements through the end of 2005. This forecast of the period of time through which the Company's financial resources will be adequate to support its operation is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to license its technologies, the transactions, if any, arising from the Company's efforts to acquire or invest in companies or income producing assets and the expenses of pursuing such transactions.

         At December 31, 2003 the Company had tax net operating loss carryforwards of approximately $28.8 million and research and development credit carryforwards of approximately $2.5 million which expire in years 2009 through 2022. The Company's ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

ITEM 9A.  CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, the Company's President and Chief Executive Officer, who also performs functions similar to those of a principal financial officer, concluded that the Company's disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company's periodic filings with the Securities and Exchange Commission. During the year ended December 31, 2003, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         Information with respect to the executive officers and directors of Cadus as of March 15, 2004 is set forth below:

NAME                                               AGE      POSITION
----                                               ---      --------
Michele A. Paige                                   34       Chief Executive Officer, President and Director

James R. Broach, Ph.D.                             56       Director

Russell D. Glass                                   41       Director

Carl C. Icahn                                      68       Director

Peter S. Liebert, M.D. (1)                         68       Director

Jack G. Wasserman (1)                              66       Director

----------

(1) Member of the Compensation Committee.

         MICHELE A. PAIGE became a director and President, Chief Executive Officer, Treasurer and Secretary of Cadus in February 2003. From July 2001 until February 2004 Ms. Paige served as an Investment Associate of Icahn Associates Corp. From September 1999 until June 2001, Ms. Paige studied at the Harvard Business School, from which she received her MBA in 2001. From 1998-1999, Ms. Paige was a Research Associate at The Conference Board, an economic think-tank, where she specialized in mergers and acquisitions. Ms. Paige currently serves as a Trustee of The Leopold Schepp Foundation, which awards scholarships that support both graduate and undergraduate education for exceptional students with demonstrated financial need. Ms. Paige earned her B.A. from Brown University and a J.D. from Yale Law School, where she was a member of The Yale Law Review.

         RUSSELL D. GLASS became a director of Cadus in June 1998. He served as President and Chief Executive Officer of Cadus from April 2000 until February 2003. From 2002 to 2003 Mr. Glass served as Co-Chairman and Chief Investment Officer of Ranger Partners, an investment management company. From 1998 to 2002 Mr. Glass served as President and Chief Investment Officer of Icahn Associates Corp., a diversified investment firm, and as Vice-Chairman and Director of Lowestfare.com, Inc., a travel services company. Previously, Mr. Glass had been a partner in Relational Investors LLC, from 1996 to 1998, and in Premier Partners Inc., from 1988 to 1996, firms engaged in investment research and management. From 1984 to 1986 he served as an investment banker with Kidder, Peabody & Co. Previously, Mr. Glass served as a Director of Automated Travel

Systems, Inc., a software development firm; Axiom Biotechnologies, a pharmacology profiling company; National Energy Group, an oil and gas exploration and production company; and Next Generation Technology Holdings, a healthcare information technology company. He currently serves as a Director of the A.G. Spanos Corporation, a national real estate developer and owner of the NFL San Diego Chargers Football Club. Mr. Glass earned a B.A. in economics from Princeton University and an M.B.A. from the Stanford University Graduate School of Business.

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

          CARL C.  ICAHN  became a director  of Cadus in July  1993.  He is also
Chairman  of  the  Board  of  Directors  and  a  Director  of  Starfire  Holding
Corporation, a Delaware corporation ("SHC"), and Chairman of the Board and a Director of various of SHC's subsidiaries. SHC is primarily engaged in the business of holding, either directly or through subsidiaries, various businesses and investments and its address is 100 South Bedford Road, Mount Kisco, New York 10549. Mr. Icahn is on the executive committee of and owns the sole member of ACF Industries LLC ("ACF") and was Chairman of the Board of Directors of its predecessor ACF Industries Incorporated since October 29, 1984 and a Director of ACF since June 29, 1984. ACF is a railroad freight and tank car leasing, sales and manufacturing company. He has also been Chairman of the Board of Directors and President of Icahn & Co., Inc. since 1968. Icahn & Co., Inc. is a registered broker-dealer and a member of the National Association of Securities Dealers. ACF and Icahn & Co., Inc. are directly or indirectly owned and controlled by Carl C. Icahn. In January 2003, Mr. Icahn became Chairman of the Board and a Director of XO Communications, Inc., a telecommunications company. Mr. Icahn has been Chairman of the Board of the General Partner of American Real Estate Partners, L.P. ("AREP") since November 15, 1990. Since October 1998, Mr. Icahn has been the President and a Director of Stratosphere Corporation which operates the Stratosphere Hotel and Casino and which is now a subsidiary of AREP. Since September 29, 2000, Mr. Icahn has served as the Chairman of the Board of GB Holdings, Inc., GB Property Funding, Inc. and Greate Bay Hotel & Casino, Inc. which owns and operates the Sands Hotel. He also owns two other Las Vegas hotel casinos. In addition to the foregoing, Mr. Icahn has substantial equity interests in and/or owns various partnerships and corporations that invest in publicly traded securities.

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

         JACK G. WASSERMAN has served as a director of Cadus since May 1966. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida, and the District of Columbia. From 1966 until 2001 he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm and its predecessors. Since September 2001 Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Since 1993 he has been a director of American Property Investors, Inc., the general partner of American Real Estate Partners, LP and, in 2003, became a director of its indirect subsidiaries, American Casino & Entertainment Properties and American Entertainment & Casino Finance Corp. Mr. Wasserman has been licenced by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission. Since December 1, 1998, Mr. Wasserman has been a director of National Energy Group, Inc. which, on December 4, 1998, sought protection under the federal bankruptcy laws; a Plan of Reorganization became effective August 4, 2000, and a final decree closing the case and settling all matters relating to the bankruptcy proceeding became effective on December 13, 2001. In 2003, National Energy Group, Inc., became an indirect subsidiary of American Real Estate Partners, LP. On March 11, 2004, Mr. Wasserman was appointed to the Board of Directors of Triarc Companies, Inc.

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

         The Company does not have a separately-designated standing audit committee or a committee performing similar functions. The entire Board of Directors of the Company acts as the audit committee. The Board of Directors of the Company has determined that it does not have an "audit commitee financial expert" as such term is defined in the new rules adopted by the Securities and Exchange Commission requiring companies to disclose whether or not at least one member of the audit committee is an "audit committee financial expert." While it might be possible to recruit a person who meets these qualifications, the Board of Directors has determined that in order to fulfill all the functions of the Board of Directors, each member of the Board of Directors should meet all the criteria that have been established by the Board of Directors for members of the Board of Directors, and it is not in the best interests of the Company to nominate as a director someone who does not have all the experience, attributes and qualifications the Company seeks. The Board of Directors believes that its members are fully qualified to monitor the performance of management, the public disclosures by the Company of its financial condition and performance, the Company's internal accounting operations and its independent auditors. In addition, the Board of Directors retains independent accountants or other consultants whenever it deems appropriate.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires Cadus's directors and executive officers, and persons who own more than ten percent of a registered class of Cadus's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock of Cadus. Reporting persons are required by SEC regulation to furnish the Company with copies of all such filed reports. To Cadus's knowledge, based solely on a review of copies of such filed reports furnished to Cadus, all of Cadus's directors, officers and greater than ten percent beneficial owners made all required filings during fiscal year 2003 in a timely manner.

CODE OF ETHICS

         Cadus has not adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions due to the fact that it does not have any employees, does not have any operations (other than those related to the licensing of its technologies) and has only one officer (who is not an employee).

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus in all capacities for the fiscal years ended December 31, 2003, 2002 and 2001, by its Chief Executive Officer and each of the Cadus's other executive officers whose total salary and bonus exceeded $100,000 during 2003 (collectively, the "Named Executive Officers"):

                                            Summary Compensation Table
                                            --------------------------
                                                                                           Long-term
                                                                                          Compensation
                                                                                             Awards
                                                                                             ------
                                                             Annual Compensation           Securities
                                                             -------------------           Underlying         All Other
       Name and Principal Position            Year       Salary ($)       Bonus ($)        Options (#)       Compensation
       ---------------------------            ----       ----------       ---------        -----------       ------------
Michele A. Paige (1).....................     2003           --              --                --                --
  President and Chief Executive               2002           --              --                --                --
  Officer                                     2001           --              --                --                --

Russell D. Glass (2).....................     2003           --              --                --                --
  President and Chief Executive               2002           --              --                --                --
  Officer                                     2001           --              --                --                --

----------
(1) Michele A. Paige has been the Company's President and Chief Executive Officer from February 2003 and has served in such capacity without compensation.

(2) Mr. Russell D. Glass was the Company's President and Chief Executive Officer from April 2000 until February 2003 and served in such capacity without compensation.

OPTION GRANTS

      The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2003 by Cadus to the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                   Individual Grants
                              -----------------------------------------------------------
                                                                                              Potential Realizable Value
                                                Percent of                                      at Assumed Annual Rates
                                                  Total                                              of Stock Price
                              Securities         Options                                        Appreciation for Option
                              Underlying        Granted to       Exercise                              Terms ($)
                                Options        Employees in       Price        Expiration       -----------------------
           Name               Granted (#)      Fiscal Year      ($/share)         Date                5%       10%
           ----               -----------      -----------      ---------      ----------             --       ---
Michele A. Paige...........       --                --            --              --                  --       --

Russell D. Glass...........       --                --            --              --                  --       --

OPTION EXERCISES AND HOLDINGS

      The following table sets forth certain information concerning each exercise of stock options, during the fiscal year ended December 31, 2003 by the Named Executive Officers and unexercised stock options held by the Named Executive Officers as of the end of such fiscal year.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                       Number of
                                                                 Securities Underlying               Value of Unexercised
                                                                 Unexercised Options at            In-the-money Options at
                                                                  December 31, 2003(#)               December 31, 2003($)
                               Shares          Aggregate         ----------------------             ---------------------
                             Acquired on         Value
          Name              Exercise (#)      Realized ($)      Exercisable Unexercisable          Exercisable Unexercisable
          ----              ------------      ------------      ----------- -------------          ----------- -------------
Michele A. Paige.........        --                --              --            --                     --          --
Russell D. Glass.........        --                --              --            --                     --          --

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

      During 2003, there were no stock options granted under the 1993 Stock Option Plan.

      As of March 15, 2004, an aggregate of 101,737 shares of Common Stock were subject to outstanding stock options granted under the 1993 Stock Option Plan. As of March 15, 2004, options to purchase 101,737 shares were exercisable at $1.50 per share.

      Cadus has registered the shares issuable upon exercise of stock options granted under the 1993 Stock Option Plan pursuant to a registration statement on Form S-8.

STOCK OPTION AGREEMENTS

      Cadus has granted non-qualified stock options to directors, officers, employees and consultants of Cadus by means of stock option agreements that were not issued pursuant to any written incentive plan of the Company. During 2003, there were no stock options granted pursuant to such stock option agreements. As of March 15, 2004, an aggregate of 323,403 shares of Common Stock were subject to outstanding stock options granted under such stock option agreements, and options to purchase 323,403 shares under such option agreements were exercisable at prices ranging from $1.50 to $6.75 per share.

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

         As of March 15, 2004, an aggregate of 9,167 shares of Common Stock were subject to outstanding stock options granted under the 1996 Incentive Plan. As of March 15, 2004, stock options to purchase 9,167 shares were exercisable at prices ranging from $6.38 to $6.63 per share.

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

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      INTRODUCTION

         The Compensation Committee of the Board of Directors of Cadus is responsible for determining and administering the Company's compensation policies for the remuneration of Cadus's officers. The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective. In 2003, Cadus had no officers other than its Chief Executive Officer who served in such capacity without compensation. Accordingly, the following report of the Compensation Committee is not directly applicable to calendar year 2003 but is presented for an historical perspective.

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

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

         The philosophy, factors and criteria of the Compensation Committee generally applicable to the Company's officers have historically been applicable to the Chief Executive Officer. However, the Company's Chief Executive Officers in 2003, Russell D. Glass and Michele A. Paige, served in such capacity without compensation and the current Chief Executive Officer, Michele A. Paige, is serving in such capacity without compensation.

                  Peter Liebert
                  Jack G. Wasserman

COMPARATIVE STOCK PERFORMANCE GRAPH

         The following graph provides a comparison of the cumulative total return* for the Nasdaq Stock Market (US) Index, the Nasdaq Biotechnology Index and Cadus since December 31, 1998

                               [GRAPHIC OMITTED]

         Corresponding index values and Cadus's Common Stock price values are given below:

                                       12/31/98  12/31/99    12/31/00    12/31/01    12/31/02   12/31/03
                                       --------  --------    --------    --------    --------   --------
Cadus                                   100.00      16.15       37.11      60.39       56.26      76.90
Nasdaq Stock Market (U.S.) Index        100.00     192.96      128.98      67.61       62.17      87.61
Nasdaq Biotechnology Index              100.00     226.87      291.54     245.15      150.17     220.05
Cadus Closing Stock Price                $1.94       0.31        0.72       1.17        1.09       1.49

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 2004 with respect to
(i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. All information is based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to the Company.

                                                    NUMBER OF SHARES
                                                    AMOUNT AND NATURE           PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL                        OF BENEFICIAL              OUTSTANDING
OWNER (1)                                               OWNERSHIP                  OWNED(2)
------------------------------                      -----------------           --------------
Carl C. Icahn...................................       4,973,158(3)                 37.80%
    767 Fifth Avenue
    New York, New York  10153

Jay D. Johnson .................................       1,090,325(4)                  8.30%
    525 Buckingham Place
    Downers Grove, IL 60516

SmithKline Beecham Corporation..................         660,962(5)                  5.03%
    One Franklin Plaza
    Philadelphia, PA  19102

James R. Broach.................................            ----                       *

Russell D. Glass................................            ----                       *

Peter S. Liebert, M.D...........................          20,334(6)                    *

Michele A. Paige................................            ----                       *

Jack G. Wasserman...............................          14,500(7)                    *

All executive officers and directors as a ......       5,007,992(8)                 37.99%
    group (6 persons)

----------

       * Less than one percent

(1) Except as otherwise indicated above, the address of each stockholder identified above is c/o the Company, 767 Fifth Avenue, New York, NY 10153. Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2) Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 15, 2004, that may be exercised within 60 days after such date for purposes of computing the percentage of Common Stock owned by such person, but not for purposes of computing the percentage of Common Stock owned by any other person.

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

(4) Jay D. Johnson has shared voting power and shared investment power with respect to 1,090,325 shares of Common Stock, Lakeshore Capital, Inc. has shared voting power and investment power with respect to 718,825 shares of Common Stock, Hyatt Johnson Capital, LLC has shared voting power and shared investment power with respect to 294,000 shares of Common Stock, and Aqua Fund L.P. has shared voting power and shared investment power with respect to 66,000 shares of Common Stock. Jay D. Johnson is the President of Lakeshore Capital, Inc. and the Managing Partner of Hyatt Johnson Capital, LLC. Lakeshore Capital, Inc. is the general partner of Aqua Fund L.P.

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

         EQUITY COMPENSATION PLAN INFORMATION.

         The following table sets forth certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of Cadus were authorized for issuance as of December 31, 2003:

                                               (a)                     (b)                                 (c)
Plan Category                       Number of                   Weighted-average                Number of securities
                                    securities to be            exercise price of               remaining available for
                                    issued upon                 outstanding options,            future issuance under
                                    exercise of                 warrants and rights             equity compensation
                                    outstanding options,                                        plans (excluding
                                    warrants and rights                                         securities reflected in
                                                                                                column (a))

Equity compensation                             110,904                      $1.92                             1,736,221
plans approved by
security holders
Equity compensation                             323,403                      $2.42                                     0
plans not approved by
security holders
Total                                           434,307                      $2.29                             1,736,221

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth the fees incurred by the Company for the services of KPMG LLP in 2003 and 2002:

                                                           2003         2002
                                                           ----         ----
        o    Audit Fees..............................   $ 64,500     $ 63,000
        o    Audit-Related Fees......................   $    -       $    -
        o    Tax Fees................................   $ 18,500     $ 23,140
        o    All Other Fees..........................   $    -       $    -

         Audit fees consist of services rendered to the Company for the audit of the Company's annual consolidated financial statements, reviews of the Company's quarterly financial statements and related services.

         Tax fees consist of tax compliance and related tax services.

         The Company's policy is that, before accountants are engaged by the Company to render audit or non-audit services, the engagement is approved by Cadus's Board of Directors. Cadus's Board of Directors approved KPMG LLP's engagement as the Company's independent auditors for the fiscal year ending December 31, 2003 before KPMG LLP was so engaged. All of the 2003 services described above were approved by the Board of Directors.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS                                                           PAGE
------------------------                                                           ----
      Index to Financial Statements                                                 F-1

      Independent Auditors' Report                                                  F-2

      Consolidated Financial Statements:

        Consolidated Balance Sheets                                                 F-3
        Consolidated Statements of Operations                                       F-4
        Consolidated Statements of Stockholders' Equity and Comprehensive Income    F-5
        Consolidated Statements of Cash Flows                                       F-6
        Notes to Consolidated Financial Statements                                  F-7

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

(c)   Exhibits

EXHIBIT NO.           DESCRIPTION OF DOCUMENT
-----------           -----------------------
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

31                    Certifications

32                    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002

99.1                  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002.



----------

(1) Filed with Cadus's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(2) Filed with Cadus's Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996.

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

                CADUS CORPORATION


                By: /s/ Michele A. Paige
                    ------------------------------------
                    Michele A. Paige, Chief Executive Officer and President

         Each person whose signature appears below constitutes and appoints Michele A. Paige and Jack G. Wasserman, or either of them, each with the power of substitution, his true and lawful attorney-in-fact to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute, may do or choose to be done by virtue hereof.

         Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.

         NAME                                        TITLE                                       DATE
         ----                                        -----                                       ----
 /S/ Michele A. Paige                       Chief Executive Officer, President and Director      March 29, 2004
-------------------------                     (Principal Executive Officer and Principal
Michele A. Paige                               Accounting Officer)

 /s/ James R. Broach                        Director                                             March 26, 2004
-------------------------
James R. Broach

 /s/ Russell D. Glass                       Director                                             March 26, 2004
-------------------------
Russell D. Glass


                                            Director                                             March __, 2004
-------------------------
Carl C. Icahn


 /s/ Peter S. Liebert                       Director                                             March 26, 2004
-------------------------
Peter S. Liebert

 /s/ Jack G. Wasserman                      Director                                             March 26, 2004
-------------------------
Jack G. Wasserman

                        CADUS CORPORATION AND SUBSIDIARY




                                      INDEX

                                                                        Page No.



Independent Auditors' Report                                              F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets - December 31, 2003 and 2002               F-3

   Consolidated Statements of Operations - For the years ended
     December 31, 2003, 2002 and 2001                                     F-4

   Consolidated  Statements of Stockholders'  Equity and Comprehensive
     Income - For the years ended December 31 2003, 2002 and 2001         F-5

   Consolidated Statements of Cash Flows - For the years ended
     December 31, 2003, 2002 and 2001                                     F-6

   Notes to Consolidated Financial Statements                             F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Cadus Corporation:

We have audited the accompanying consolidated balance sheets of Cadus Corporation and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadus Corporation and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Melville, New York
March 19, 2004                          /s/ KPMG LLP

                        CADUS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                        ASSETS
                                                        ------

                                                                             December 31, 2003           December 31, 2002
                                                                            ------------------          ------------------
Current assets:

      Cash and cash equivalents                                                    $24,369,223                 $24,923,071

      Prepaid and other current assets                                                  34,393                      79,053

      Investment in marketable securities                                            1,412,627                     794,603
                                                                                     ---------                     -------

              Total current assets                                                  25,816,243                  25,796,727

Investment in other ventures                                                           162,805                     164,922

Other assets, net                                                                      827,935                     908,841
                                                                                       -------                     -------

              Total assets                                                         $26,806,983                 $26,870,490
                                                                                   ===========                 ===========


                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------

Current liabilities:

      Accrued expenses and other current liabilities                                   $49,164                    $227,810

      Deferred gain on marketable securities                                                --                     184,833
                                                                                        ------                     -------

              Total current liabilities                                                 49,164                     412,643
                                                                                        ------                     -------

Commitments and contingencies (Note 13)

Stockholders' equity

   Common stock, $.01 par value. Authorized 35,000,000
   shares at December 31, 2003 and 2002 issued
   13,285,707 shares at December 31, 2003 and 2002;
   outstanding 13,144,040 shares at December 31, 2003
   and 2002                                                                            132,857                     132,857

Additional paid-in capital                                                          59,844,355                  59,844,355

Accumulated deficit                                                                (33,195,567)                (33,005,871)

Accumulated other comprehensive income (loss)                                          276,249                   (213,419)

Treasury stock, 141,667 shares of common stock at
December 31, 2003 and 2002                                                            (300,075)                   (300,075)
                                                                                      --------                    --------

      Total stockholders' equity                                                    26,757,819                  26,457,847
                                                                                    ----------                  ----------

      Total liabilities and stockholders' equity                                   $26,806,983                 $26,870,490
                                                                                   ===========                 ===========


See accompanying notes to consolidated financial statements.

                        CADUS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the Years Ended December 31,
                                                            2003                         2002                       2001
                                                      -------------------        --------------------        -------------------
License and maintenance fees                                   $220,000                  $1,100,000                   $600,000
                                                               --------                  ----------                   --------

     Total revenues                                             220,000                   1,100,000                    600,000
                                                                -------                   ---------                    -------
Costs and expenses:

   General and administrative                                   834,631                     885,406                  1,079,614

   Loss (gain) of equity in other ventures                        2,117                         692                    (3,086)
                                                                  -----                         ---                    -------

     Total costs and expenses                                   836,748                     886,098                  1,076,528
                                                                -------                     -------                  ---------

Operating (loss) gain                                         (616,748)                     213,902                  (476,528)
                                                              ---------                     -------                  ---------
Other income (expenses):

    Interest income                                             171,218                     335,614                    837,639
    Gain on reversal of litigation judgment, net
    of legal fees                                                    --                          --                    125,616

    Arbitration settlement                                           --                          --                   (750,000)

    Realized gain on marketable securities                      313,189                     823,189                         --
                                                                -------                     -------                    -------

     Total other income, net                                    484,407                   1,158,803                    213,255
                                                                -------                   ---------                    -------

(Loss) income before income tax provision                     (132,341)                   1,372,705                   (263,273)

State tax provision                                              57,355                      57,000                     53,579
                                                                 ------                      ------                     ------
     Net (loss) income                                       ($189,696)                  $1,315,705                  ($316,852)
                                                             =========                   ==========                  =========

Basic and diluted net (loss) income per share                   ($0.01)                       $0.10                     ($0.02)
                                                                ======                        =====                     ======

Weighted average shares of common stock outstanding -        13,144,040                  13,144,040                 13,144,040
basic and diluted                                            ==========                  ==========                 ==========




See accompanying notes to consolidated financial statements.

                                                  CADUS CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                   Common Stock              Additional Paid-in           Accumulated
                                            Shares             Amount              Capital                  Deficit
                                     ----------------------------------     ---------------------     -----------------
Balance at December 31, 2000              13,285,707           $132,857               $59,844,355         ($34,004,724)
Net loss for the year ended
December 31, 2001                          --                  --                    --                       (316,852)
                                     ---------------      -------------     ---------------------     -----------------
Balance at December 31, 2001              13,285,707            132,857                59,844,355          (34,321,576)

Net income for the year ended
December 31, 2002                          --                  --                    --                      1,315,705

Unrealized loss on investment in
marketable securities                      --                  --                    --                      --

Comprehensive income
                                     ---------------      -------------     ---------------------     -----------------
Balance at December 31, 2002              13,285,707            132,857                59,844,355          (33,005,871)

Net loss for the year ended
December 31, 2003                          --                  --                    --                       (189,696)

Unrealized gain on investment in
marketable securities                      --                  --                    --                      --

Comprehensive income
                                     ---------------      -------------     ---------------------     -----------------

Balance at December 31, 2003              13,285,707           $132,857               $59,844,355         ($33,195,567)
                                     ===============      =============     =====================     =================


  Accumulated Other
    Comprehensive                   Treasury Stock
    Income (Loss)              Shares             Amount              Total
 --------------------    ---------------------------------     ----------------
          --                    141,667         ($300,075)          $25,672,413

          --                    --                 --                  (316,852)
 --------------------    --------------     --------------     ----------------
          --                   (141,667)          (300,075)          25,355,561

          --                   --                 --                  1,315,705

             (213,419)         --                 --                   (213,419)
                                                               ----------------
                                                                      1,102,286
 --------------------    --------------     --------------     ----------------
             (213,419)         (141,667)          (300,075)          26,457,847

          --                   --                 --                   (189,696)

              489,668          --                 --                    489,668
                                                               ----------------
                                                                        299,972
 --------------------    --------------     --------------     ----------------

             $276,249           141,667          ($300,075)         $26,757,819
 ====================    ==============     ==============     ================





See accompanying notes to consolidated financial statements.

                        CADUS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                For the Years Ended December 31,

                                                                     2003                      2002                      2001
                                                             ------------------          ----------------          ----------------
Cash flows from operating activities:
Net (loss) income                                                    ($189,696)                $1,315,705                ($316,852)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

    Amortization                                                         80,906                    80,906                    80,905

    Loss (gain) of equity in other ventures                               2,117                       692                   (3,086)

    Realized gain on marketable securities                            (313,189)                 (823,189)                        --

Changes in assets and liabilities:

    License fee receivable                                                   --                   500,000                 (500,000)

    Prepaid and other current assets                                     44,660                    (4,053)                    6,250

    Other assets                                                             --                       875                    10,000

    Accrued expenses and other current liabilities                    (178,646)                  (617,222)                  808,788
                                                                      ---------                   -------                   -------
Net cash (used in) provided by operating activities                   (553,848)                   453,714                    86,005
                                                                      ---------                   -------                    ------

Net (decrease) increase in cash and cash                              (553,848)                   453,714                    86,005
equivalents

Cash and cash equivalents - beginning of period                      24,923,071                24,469,357                24,383,352
                                                                     ----------                ----------                ----------

Cash and cash equivalents - end of period                           $24,369,223               $24,923,071               $24,469,357
                                                                    ===========               -----------               -----------







See accompanying notes to consolidated financial statements.

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

                              ====================

(1)       Organization and Basis of Preparation

          Cadus Corporation ("Cadus") was incorporated on January 23, 1992, under the laws of the State of Delaware. Cadus changed its name to Cadus Corporation from Cadus Pharmaceutical Corporation on June 20, 2003. The change in name was approved by the stockholders of Cadus at Cadus's annual meeting of stockholders held on June 18, 2003.

          Until July 30, 1999, Cadus devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. As further discussed in Note 3, on July 30, 1999, Cadus sold its drug discovery assets to OSI Pharmaceuticals, Inc. ("OSI") and ceased its internal drug discovery operations and research efforts for collaborative partners. Cadus is seeking to license its technologies, to otherwise realize value from its assets and to use a portion of its available cash to acquire technologies or products or to acquire or invest in companies.

          In December 2001, Cadus organized a wholly owned subsidiary, Cadus Technologies, Inc. (the "Subsidiary"), and transferred its yeast-based drug discovery technologies to the Subsidiary. On December 19, 2001, the Subsidiary licensed such yeast-based drug discovery technologies on a non- exclusive basis to a major pharmaceutical company (see further discussion at Note 7).

(2)       Significant Accounting Policies

          (a)       Principles of Consolidation

                    The consolidated financial statements include the accounts of Cadus and its wholly owned subsidiary, Cadus Technologies, Inc. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment and licenses novel yeast-based and other drug discovery technologies.

          (b)       Cash Equivalents

                    The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 2003 and 2002 were cash equivalents of $22,921,511 and $22,757,378, respectively.

          (c)       Other Assets

                    Other non-current assets represent capitalized patent costs that are amortized on a straight- line basis over seventeen years. At December 31, 2003 and 2002 accumulated amortization is $551,084 and $470,178, respectively. Amortization expense amounted to approximately $81,000 for each of the years ended December 31 2003, 2002 and 2001. The annual amortization for the next five years will be approximately $81,000 per year.

          (d)       Income Taxes

                    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001



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

          (e)       Revenue Recognition

                    The Company has entered into license agreements with two companies to use its yeast technology on a non-exclusive basis. The agreements provide for the payment of non-
                    refundable license fees to the Company. The Company recognizes the license fees as income when received, as there are no continuing performance obligations of the Company to the licensees.

          (f)       Net (Loss) Income Per Share

                    Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of dilutive common stock equivalents (stock options). The effect of stock options totaling 434,307, 609,309 and 609,309 for the years ended December 31, 2003, 2002 and 2001, respectively, were not included in the net (loss) income per share calculation because their effect would have been anti-dilutive.

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

          (i)       Stock-Based Compensation

                    The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25, issued in March 2000, to account for its fixed-plan employee stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

                                ===============


                    for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

                    Pro forma net (loss) income would be the same as the reported net (loss) income for each of the years in the three-year period ended December 31, 2003 had the fair-value-based method been applied to all outstanding awards, which were fully vested as of December 31, 1999.

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

          (j)       Comprehensive Income

                    SFAS No. 130, "Reporting Comprehensive Income," requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The Company's operations in 2003 gave rise to an unrealized gain on marketable securities classified as available for sale. The Company's operations in 2002 gave rise to an unrealized loss on marketable securities classified as available for sale.

(3)       Asset Sale to OSI Pharmaceuticals, Inc.

          On July 30, 1999, Cadus sold to OSI, pursuant to an asset purchase agreement, its drug discovery programs focused on G protein-coupled receptors, its directed library of approximately 150,000 small molecule compounds specifically designed for drug discovery in the G protein-coupled receptor arena, its collaboration with Solvay Pharmaceuticals B.V. ("Solvay Pharmaceuticals"), its lease to its research facility in Tarrytown, New York together with the furniture and fixtures and its lease to equipment in the facility, and its inventory of laboratory supplies. As consideration for the sale, Cadus received approximately $1,500,000 in cash and OSI assumed certain liabilities of Cadus relating to employees hired by OSI aggregating approximately $133,000. In addition, Cadus would be entitled to royalties and up to $3.0 million in milestone payments on the first product derived from compounds sold to OSI or from the collaboration with Solvay Pharmaceuticals. Cadus licensed to OSI on a non-exclusive basis certain technology solely to enable OSI to fulfill its obligations under the collaboration with Solvay Pharmaceuticals. Cadus also licensed to OSI on a non-exclusive basis certain proprietary software and technology relating to chemical resins in order to enable OSI to fully benefit from the compounds it acquired from Cadus. Cadus retained ownership of all its other assets, including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, genetic engineering tools, and its genomics databases related to G protein-coupled receptors.

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

                               =================

(4)       Litigation

          In July 1996, SIBIA (which was acquired by Merck and Co. in 1999) commenced a patent infringement action against Cadus alleging infringement by Cadus of a patent. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. Cadus appealed the judgment. In order to stay execution pending appeal of the $18.0 million judgment obtained by SIBIA, in March 1999 Cadus deposited $18.5 million in escrow to secure payment of the judgment in the event Cadus were to lose the appeal. On September 6, 2000 the United States Court of Appeals ruled in favor of Cadus and overturned the 1998 judgment entered by the U.S. District Court. The Court of Appeals ruled that the claims of the SIBIA patent asserted against Cadus were invalid and that the District Court erred in denying Cadus's motion for judgment as a matter of law on the issue of invalidity. On October 30, 2000, the U.S. District Court set aside the $18.0 million judgment in favor of SIBIA and vacated the injunction against Cadus. Separately, in October 2000, Cadus obtained the release of the cash escrow of $19.9 million representing the original $18.5 million and interest that accumulated thereon. The reserve for litigation of $18,841,489 (net of direct legal costs of $1 million) has been reversed and credited to the statement of operations for the year ended December 31, 2000. Pursuant to a court order, Cadus received in February 2001 a $155,402 reimbursement of SIBIA litigation costs which was partially offset by legal costs incurred of $29,786.

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

(5)       Investments in Other Ventures

          In December 1996, Cadus issued a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a shareholder of Cadus is the general partner. The principal amount and interest thereon was paid in December 1998. In addition, Cadus purchased for $160,660 in cash, a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly-owned by the shareholder. Laurel's purpose is to invest, directly or indirectly, in securities of biotechnology companies. Cadus had the right to require the shareholder to match any future investment made by Cadus in Laurel up to an aggregate investment on the part of the shareholder of $5.0 million. This right expired on December 31, 1999. Cadus is not required to make any additional investment in Laurel. The investment is accounted for under the equity method with the recognition of losses limited to Cadus's capital contributions. For the years ended December 31, 2003, 2002 and 2001 Cadus recognized (losses) gains of ($2,117), ($692) and $3,086, respectively, related to the investment. The remaining investment in Laurel of $162,805 and $164,922 at December 31, 2003 and 2002,
          respectively, is reflected as investments in other ventures on the accompanying consolidated balance sheets.

(6)       Investment In Marketable Securities

          Cadus had an equity interest in Axiom Biotechnologies, Inc. ("Axiom"). Due to Axiom's operating losses, Cadus's investment was written down to zero as of December 31, 2000. On August 30, 2002 Axiom entered into a merger agreement with a wholly owned subsidiary of Sequenom, Inc.

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

                                 ==============

          ("Sequenom") whose shares of common stock are publicly traded on the Nasdaq National Market. Pursuant to the merger, Cadus received 441,446 common shares of Sequenom with a fair market value of $2.43 per share, in exchange for its shares of Axiom. Pursuant to the merger, 102,685 of Cadus's 441,446 common shares of Sequenom were held in escrow (the "Escrow Shares") for a one- year period that expired on August 30, 2003. The Escrow Shares were held to secure rights to indemnification, compensation and reimbursement of Sequenom and other indemnitees as provided in the merger agreement. Upon the closing of the transaction, Cadus recorded a realized gain of $823,189 related to the 338,761 common shares received in the consolidated statement of operations for the year ended December 31, 2002. The value of the Escrow Shares received was recorded as a deferred gain on marketable securities on the December 31, 2002 consolidated balance sheet. On August 30, 2003, the escrow shares were released and accordingly, the Company recorded a realized gain on marketable securities of $313,189 in the consolidated statement of operations for the year ended December 31, 2003.

          Pursuant to the provisions of SFAS No. 115, "Accounting for Certain Debt and Equity Securities," management deems its investment in Sequenom to be available for sale and reports its investment at fair value with net unrealized gains or losses reported within stockholders' equity. The Company's unrealized gain (loss) of 276,249 and ($213,419) on shares received is reflected in accumulated other comprehensive income (loss) at December 31, 2003 and December 31, 2002, respectively.

(7)       Licensing Agreements

          In December 2001, Cadus Technologies, Inc., Cadus's wholly owned subsidiary, licensed its yeast- based drug discovery technologies on a non-exclusive basis to a major pharmaceutical company. Under the licensing agreement, the subsidiary received an up-front non-refundable fee of $500,000 that is recorded as revenue in the accompanying consolidated statement of operations for the year ended December 31, 2001 as the Company has no further involvement with the development of the product. The subsidiary received an additional licensing fee of $1,000,000 in October 2002 when the licensee achieved a research milestone. On September 12, 2003, the parties entered into an addendum to the agreement pursuant to which the Company extended the license to an affiliate of the licensee in consideration for the licensee agreeing to pay $120,000 to the Company. The licensee is entitled to use the technologies for five years from December 2001. Following the initial five year term, the licensee may renew the license annually upon payment of an annual licensing fee of $250,000. For the years ended December 31, 2003, 2002 and 2001, the Company recognized $120,000, $1,000,000 and $500,000, respectively, in license revenue from the licensee.

          In February 2000, Cadus licensed to OSI, on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000, which have been recorded as license fee revenue in the accompanying consolidated statement of operations for the year ended December 31, 2000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license and a supplemental license fee of $250,000 which was paid in December 2000 after the lifting of the injunction obtained by SIBIA and recorded as license fee revenue. OSI may terminate the license at any time on 30 days prior written notice. For the years ended December 31, 2003, 2002 and 2001, the Company recognized $100,000 each year in license and maintenance fees from OSI.

(8)       Research Collaboration and License Agreements

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001



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

          The Company has entered into license agreements with various third parties. Generally, the agreements provide that the Company will pay license fees and/or maintenance payments, in return for the use of technology and information and the right to manufacture, use and sell future products. These agreements provide for payments based on the completion of milestone events, as well as royalty payments based upon a percentage of product or assay sales. License fees and maintenance payments for the years ended December 31, 2003, 2002 and 2001 were $27,000, $25,000 and $25,000, respectively.

(9)       Income Taxes

          Deferred tax assets of approximately $15,139,000 and $15,011,000 at December 31, 2003 and 2002, respectively, relate principally to net operating loss carryforwards of $28,811,000 and $28,296,000, research and development credit carryforwards of $2,535,000 and $2,535,000, and equity losses on investments of $2,864,000 and $3,177,000 at December 31, 2003 and 2002, respectively. An offsetting valuation allowance has been established for the full amount of the deferred tax assets to reduce such assets to zero, as a result of the significant uncertainty regarding their ultimate realization. The aggregate valuation allowance increased $128,000 and decreased $543,000 during the years ended December 31, 2003 and 2002, respectively.

          The Company's net operating loss carryforwards and research and development credit carryforwards noted above expire in various years from 2009 to 2022. The Company's ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986. The Company's tax provision for each year represents a minimum New York state tax on capital. There was no provision for federal income taxes in 2002, as taxable income was offset by the utilization of the Company's available net operating loss carryforwards for Federal and state purposes.

(10)      Stock Options

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

                    Options granted under the 1993 Plan expire no later than ten years from the date of grant. The option price is required to be at least 100% and 85% of the fair market value on the date of grant as determined by the Board of Directors for incentive stock options and nonqualified options, respectively. The options generally become exercisable according to a schedule of vesting as determined by the Compensation Committee of the Board of

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

                                 =============

                    Directors. The schedule prescribes the date or dates on which the options become exercisable, and may provide that the option rights accrue or become exercisable in installments over a period of months or years.

                    Activity under the 1993 Plan is as follows:

                                                       Options Outstanding

                                                  Number             Weighted
                                                    of               Average
                                                  Shares          Exercise Price
                                                  ------          --------------
        Balance at January 1, 2001                276,739              $1.52

        2001 activity

            Granted                                  -                   -
            Exercised                                -                   -
            Canceled or expired                      -                   -
                                                  -------

        Balance at December 31, 2001              276,739              $1.52

        2002 activity

            Granted                                  -                   -
            Exercised                                -                   -
            Canceled or expired                      -                   -
                                                  -------


        Balance at December 31, 2002              276,739              $1.52

        2003 activity

            Granted                                  -                   -
            Exercised                                -                   -
            Canceled or expired                  (175,002)               -
                                                 ---------


        Balance at December 31, 2003              101,737              $1.50
                                                  =======


               The following table summarizes stock option information for the 1993 Plan as of December 31, 2003:

                                                         Options Outstanding               Options Exercisable
                                                         -------------------               -------------------
                                                      Weighted         Weighted                         Weighted
                                                      Average           Average                          Average
           Range of               Number             Remaining         Exercise           Number        Exercise
        Exercise Prices        Outstanding        Contractual Life       Price          Exercisable       Price
        ---------------        -----------        ----------------     --------         ------------     -------
                  $1.50           101,737                 .30             $1.50            101,737         $1.50

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

                                  ============

          (b) Cadus entered into stock option agreements not pursuant to any plan with certain directors, employees, founders and consultants. These options generally become exercisable according to a schedule of vesting as determined by the Compensation Committee of the Board of Directors. The options become exercisable in installments over a period of months or years. As of December 31, 2003, an aggregate of 323,403 common shares was reserved for issuance pursuant to such stock option agreements.

                    In November 1996, the Compensation Committee granted to certain directors then in office an option to purchase 12,000 shares of common stock at an exercise price of $6.75 per share. Each stock option grant is fully exercisable and expires in November 2006 and is included in the table below.

                    Activity for all the above grants not issued pursuant to any plan is as follows:

                                                     Options Outstanding

                                                  Number          Weighted
                                                    of            Average
                                                  Shares       Exercise Price
                                                  ------       --------------
         Balance at January 1, 2001              434,070            $2.46

         2001 activity
           Granted                                   -                 -
           Exercised                                 -                 -
           Canceled or expired                  (110,667)           $2.57
                                                --------

         Balance at December 31, 2001            323,403            $2.42

         2002 activity
           Granted                                   -                 -
           Exercised                                 -                 -
           Canceled or expired                       -                 -
                                                --------

         Balance at December 31, 2002            323,403            $2.42

         2003 activity
           Granted                                   -                 -
           Exercised                                 -                 -
           Canceled or expired                       -                 -
                                                 -------

         Balance at December 31, 2003            323,403            $2.42
                                                 =======


           The following table summarizes stock option information for grants not subject to any plan as of December 31, 2003:

                                                              Options Outstanding               Options Exercisable
                                                              -------------------               -------------------
                                                           Weighted          Weighted                        Weighted
                                                           Average           Average                          Average
                 Range of              Number             Remaining          Exercise           Number       Exercise
             Exercise Prices         Outstanding       Contractual Life       Price           Exercisable     Price
             ---------------         -----------       ----------------      --------         -----------    --------
                 $1.50                 253,334                .84             $1.50             253,334        $1.50

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

                                 =============


             $3.60                 22,069                   1.97             $3.60             22,069         $3.60
             $6.75                 48,000                   2.88             $6.75             48,000         $6.75
                                  -------                                                     -------
         $1.50 to $6.75           323,403                   1.22             $2.42            323,403         $2.42
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

                    Activity under the 1996 Plan is as follows:

                                                   Options Outstanding

                                            Number                  Weighted
                                              of                    Average
                                            Shares               Exercise Price
                                            ------               --------------

         Balance at January 1, 2001          9,167                    $6.56

         2001 activity
           Granted                             -                         -
           Exercised                           -                         -
           Canceled or expired                 -                         -
                                           -------


         Balance at December 31, 2001        9,167                    $6.56

         2002 activity
           Granted                             -                         -
           Exercised                           -                         -
           Canceled or expired                 -                         -
                                           -------

         Balance at December 31, 2002        9,167                    $6.56

         2003 activity
           Granted                             -                         -
           Exercised                           -                         -
           Canceled or expired                 -                         -
                                           -------

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

                                  ============


           Balance at December 31, 2003                 9,167            $6.56
                                                   ==========


           The following table summarizes stock option information for the 1996 Plan as of December 31, 2003:

                                                             Options Outstanding               Options Exercisable
                                                             -------------------               -------------------
                                                          Weighted           Weighted                       Weighted
                                                          Average            Average                        Average
                Range of             Number              Remaining           Exercise          Number       Exercise
             Exercise Prices       Outstanding         Contractual Life       Price         Exercisable      Price
             ---------------       -----------         ----------------     --------       -------------    --------
             $6.38 to $6.63           9,167                  3.24             $6.56            9,167          $6.56

(11)      Accrued Expenses and Other Current Liabilities

          Accrued expenses and other current liabilities are comprised of the following:

                                                      2003            2002
                                                  ----------       -----------
          Accrued professional fees                $  45,365         $203,943
          Other accrued expenses and taxes             3,799           23,867
                                                   ---------         --------
          Total                                    $  49,164         $227,810
                                                   =========         ========

(12)      Related Party Transactions

          One director provides consulting services to the Company for patent and license related matters. Fees paid to this director in fiscal 2003, 2002 and 2001 were approximately $13,000, $7,000 and $6,000, respectively.

(13)      Commitments

          Lease Commitments

          Cadus currently leases storage space on a month-to-month basis. Rent expense, excluding utility and operating costs, for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $13,400, $6,370 and $5,000, respectively.

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

                                   ==========


(14)      Quarterly Financial Data (Unaudited)

Fiscal 2003 Quarter Ended                        December 31                September 30           June 30              March 31

License and maintenance fees                   $            -                $  120,000         $        -             $ 100,000
Operating loss                                        (130,793)                 (49,110)          (240,791)             (196,054)
Net (loss) income                                     (153,780)                 300,522           (193,971)             (142,467)
Net (loss) income per share:
   Basic and diluted                                     (0.01)                    0.02              (0.01)                (0.01)


Fiscal 2002 Quarter Ended                        December 31                September 30           June 30              March 31

License and maintenance fees                   $     1,000,000            $          -          $        -             $ 100,000
Operating income (loss)                                848,275                (194,235)           (277,110)             (163,028)
Net income (loss)                                      864,886                 710,770            (191,491)              (68,460)
Net income (loss) per share:
   Basic and diluted                                      0.07                    0.05               (0.01)                (0.01)