Form 10-Q
period 2004-03-31
CADUS CORP
filed 2004-05-17
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 2004
                                     --------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________

                         Commission File Number 0-28674
                                                -------


                                CADUS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified on its Charter)


                    Delaware                                   13-3660391
--------------------------------------------------       -----------------------
  (State of Other Jurisdiction of Incorporation             (I.R.S. Employer
                or Organization)                           Identification No.)

       767 Fifth Avenue, New York, New York                      10153
--------------------------------------------------       -----------------------
     (Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code           (212) 702-4315
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

                                    Yes             No   X
                                        -----          -----


The number of shares of registrant's common stock, $0.01 par value, outstanding as of April 30, 2004 was 13,144,040.

                                CADUS CORPORATION

                                      INDEX

                                                                                            PAGE NO.
                                                                                            --------

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                                              3

                        PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets - March 31, 2004 (unaudited) and          4
               December 31, 2003 (audited)

               Condensed Consolidated Statements of Operations - Three Months Ended            5
               March 31, 2004 and 2003 (unaudited)

               Condensed Consolidated Statements of Cash Flows - Three Months Ended            6
               March 31, 2004 and 2003 (unaudited)

               Notes to Condensed Consolidated Financial Statements (unaudited)              7 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                         10 - 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            11

Item 4.  Controls and Procedures                                                               11

                                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                     11

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities      11

Item 3.  Defaults Upon Senior Securities                                                       11

Item 4.  Submission of Matters to a Vote of Security Holders                                   11

Item 5.  Other Information                                                                     12

Item 6.  Exhibits and Reports on Form 8K                                                       12

SIGNATURES                                                                                     13

EXHIBIT INDEX                                                                                  14

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

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                CADUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                      March 31,
                                                                        2004          December 31, 2003
                                                                    -------------     -----------------
                                                                     (Unaudited)           (Audited)
Current assets:
      Cash and cash equivalents                                     $  24,207,305     $     24,369,223
      Royalty receivable                                                  100,000                   --
      Prepaid and other current assets                                     37,806               34,393
      Investment in marketable securities                               1,156,435            1,412,627
                                                                    -------------     ----------------

           Total current assets                                        25,501,546           25,816,243

Investment in other ventures                                              159,507              162,805
Other assets, net                                                         807,709              827,935
                                                                    -------------     ----------------
           Total assets                                             $  26,468,762     $     26,806,983
                                                                    =============     ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
        Accrued expenses and other current liabilities              $      60,611     $         49,164
                                                                    -------------     ----------------
                   Total current liabilities                               60,611               49,164
                                                                    -------------     ----------------

Commitments

Stockholders' equity:
          Common stock                                                   132,857               132,857
          Additional paid-in capital                                  59,844,355            59,844,355
          Accumulated deficit                                        (33,289,043)          (33,195,567)
          Accumulated other comprehensive income                          20,057               276,249
          Treasury stock                                                (300,075)             (300,075)
                                                                    -------------     ----------------
                 Total stockholders' equity                           26,408,151            26,757,819
                                                                    -------------     ----------------
                 Total liabilities and stockholder's equity         $ 26,468,762      $     26,806,983
                                                                    =============     ================


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            2004              2003
                                                                       --------------     --------------
                                                                        (Unaudited)        (Unaudited)

License and maintenance fees                                           $     100,000      $     100,000
                                                                       --------------     --------------
           Total revenues                                                    100,000            100,000
                                                                       --------------     --------------
Costs and expenses:

      General and administrative expenses                                    224,555            292,918

      Loss from equity in other ventures                                       3,298              3,136
                                                                       --------------     --------------
           Total costs and expenses                                          227,853            296,054
                                                                       --------------     --------------
Operating loss                                                              (127,853)          (196,054)

Other income:

      Interest income                                                         34,377             53,587
                                                                       --------------     --------------
(Loss) before income taxes                                                   (93,476)          (142,467)

Income taxes                                                                      --                 --
                                                                       --------------     --------------
           Net (loss)                                                       ($93,476)         ($142,467)
                                                                       ==============     ==============
Basic and diluted loss per weighted average share of
common stock outstanding                                                     ($ 0.01)            ($0.01)
                                                                       ==============     ==============
Weighted average shares of common stock outstanding --
basic and diluted                                                         13,144,040         13,144,040
                                                                       ==============     ==============


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            2004              2003
                                                                       --------------     --------------
                                                                        (Unaudited)        (Unaudited)

Cash flows from operating activities

      Net (loss)                                                       $     (93,476)     $    (142,467)
      Adjustments to reconcile net (loss) to net cash (used in)
      operating activities:

           Amortization of patent costs                                       20,226             20,227

           Loss of equity in other ventures                                    3,298              3,136

      Changes in assets and liabilities:

           Increase in license fee receivable                               (100,000)                --
           (Increase) decrease in prepaid and other current assets            (3,413)            19,023
           Increase (decrease) in accrued expenses and other
           current liabilities                                                11,447            (60,293)
                                                                       --------------     --------------
Net cash (used in) operating activities                                     (161,918)          (160,374)
                                                                       --------------     --------------
Net (decrease) in cash and cash equivalents                                 (161,918)          (160,374)

Cash and cash equivalents - beginning of period                           24,369,223         24,923,071
                                                                       --------------     --------------
Cash and cash equivalents - end of period                              $  24,207,305      $  24,762,697
                                                                       ==============     ==============


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note - 1      ORGANIZATION AND BASIS OF PREPARATION

              The information presented as of March 31, 2004 and for the three-month period then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2003 consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2003.

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc., organized in December 2001. All inter-company balances and transactions have been eliminated in consolidation.

              The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Note - 2      NET LOSS PER SHARE

              For the three-month periods ended March 31, 2004 and 2003 basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of 323,403 and 495,975 shares of potential common stock equivalents (stock options and warrants) in the computation at March 31, 2004 and 2003, respectively, would be anti-dilutive.

Note - 3      LICENSING AGREEMENTS

              In December 2001, the Company licensed its yeast-based drug discovery technologies on a non-exclusive basis to a major pharmaceutical company. Under the licensing agreement, the Company received an up-front non-refundable fee of $500,000 that was recorded as revenue in the December 31, 2001 consolidated statement of operations as the Company has no further involvement with the development of the product. The Company received payment in January 2002. The Company received an additional licensing fee in 2002 of $1,000,000 upon the licensee achieving a research milestone. The licensee is entitled to use the technologies for five years from the date of the agreement. Following the initial five-year term, the licensee may renew the license annually upon payment of an annual licensing fee of $250,000. In September 2003, the parties entered into an addendum to the agreement pursuant to which the Company extended the license to an affiliate of the licensee in consideration for the licensee agreeing to pay $120,000 to the Company.

              In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. ("OSI"), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



              of $250,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. During the three-month period ended March 31, 2004 and 2003, the Company recognized $100,000 of license revenue related to this agreement.

Note - 4      INVESTMENT IN MARKETABLE SECURITIES

              The Company had an equity interest in Axiom Biotechnologies, Inc. ("Axiom"). Due to Axiom's operating losses, the Company's investment was written down to $0 at December 31, 2001. On August 30, 2002, Axiom entered into a merger agreement with a wholly-owned subsidiary of Sequenom, Inc. which is publicly traded on the Nasdaq National Market. In connection with the merger, the Company received 441,446 common shares of Sequenom, Inc. with a fair market value of $2.43 per share in exchange for its shares in Axiom. Pursuant to the merger, 102,685 of the Company's 441,446 common shares of Sequenom, Inc. were held in escrow (the "Escrow Shares") for a one-year period that expired on August 30, 2003. The Escrow Shares were held to secure rights to indemnification, compensation and reimbursement of Sequenom and other indemnitees as provided in the merger agreement. Upon the closing of the transaction, Cadus recorded a realized gain of $823,189 related to the 338,761 common shares received in the consolidated statement of operations for the year ended December 31, 2002. The Company was advised that the Escrow Shares had been released on August 30, 2003 and, accordingly, the Company recorded a realized gain on marketable securities related to the Escrow Shares of $313,189 in the consolidated statement of operations for the year ended December 31, 2003. In May 2004, the Company became aware that 38,507 shares of the 102,685 Escrow Shares were forfeited pursuant to the indemnification provisions of the merger agreement and therefore not issued to the Company. Accordingly, to reflect this reduction of the Escrow Shares received by the Company, the investment in marketable securities was reduced by $123,222 on the accompanying consolidated balance sheet as of March 31, 2004.

              Pursuant to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities" management deems its investment in Sequenom, Inc. to be available for sale and reports its investment at fair value with net unrealized gains or losses reported in accumulated other comprehensive income within stockholders' equity.

Note - 5      ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

              Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company's long-lived assets (principally capitalized patent costs) are required to be measured at the lower of carrying amount of fair value, less cost to sell, whether reported in continuing operations or discontinued operations. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company's judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the Company's overall business strategy, and market and economic trends. In the future, events could cause the Company to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



              which may result in an adverse impact on the Company's financial condition and results of operations. The provisions of SFAS No. 144 did not have an impact on the Company's financial statements as of and for the three months ended March 31, 2004.



Note - 6      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emergency Issues Task Force ("EITF") reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under Financial Account Standards Board Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in such evaluations made in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and
124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. The Company does not expect that the implementation of EITF 03-1 will have a material effect on its financial statements.

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

At March 31, 2004, the Company had an accumulated deficit of approximately $33.3 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

REVENUES

Revenues for the three months ended March 31, 2004 and 2003 were $100,000, which is the annual maintenance fee from OSI.

COSTS AND EXPENSES

General and administrative expenses decreased to $224,555 for the three months ended March 31, 2004 from $292,918 for the same period in 2003. Patent costs and professional fees decreased by $64,882; insurance expense decreased by $17,912; there was an increase in sales taxes of $12,960 due in connection with the sale of assets to OSI in 1999 as a result of an audit; and there were net increases in other expenses of $1,471.

For the three months ended March 31, 2004 the Company recognized a loss of $3,298 in its investment in Laurel Partners Limited Partnership. The loss for the same period in 2003 was $3,136.

INTEREST INCOME

Interest income for the three months ended March 31, 2004 was $34,377 compared to interest income of $53,587 for the same period in 2003. This decrease is attributable primarily to lower interest rates earned on invested funds.

NET (LOSS)

Net loss for the three months ended March 31, 2004 was $93,476 compared to a net loss of $142,467 for the same period in 2003. This decrease in net loss can be attributed primarily to a decrease in professional fees and insurance expense offset by a decrease in interest income.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004 the Company held cash and cash equivalents of $24.2 million. The Company's working capital at March 31, 2004 was $25.4 million.

The Company believes that its existing capital resources, together with interest income, will be sufficient to support its operations through the end of 2005. This forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to acquire or invest in companies and income-producing assets and the expenses of pursuing such transactions.

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

PART II - OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings.

           None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

           None.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a) The Exhibits listed in the Exhibit Index are included in this quarterly report on Form 10-Q.

           (b) Reports on Form 8-K.

               A Current Report on Form 8-K was filed on May 11, 2004 to report a change in the Company's certifying accountant to Grant Thornton LLP from KPMG LLP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CADUS CORPORATION
                                            (REGISTRANT)


Dated: May 17, 2004      By:  /s/ David Blitz
                             --------------------------------------------------
                              David Blitz
                              President and Chief Executive Officer (Authorized
                              Officer and Principal Financial Officer)

                                  EXHIBIT INDEX


The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.                               Description
----------                                -----------

31                                        Certifications

32                                        Certification Pursuant to 18 U.S.C.
                                          Section 1350, as Adopted Pursuant to
                                          Section 906 of the Sarbanes-Oxley Act
                                          of 2002