Form 10-Q
period 2004-06-30
CADUS CORP
filed 2004-08-16
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004
                                     -------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________

                         Commission File Number 0-28674
                                                -------

                                CADUS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified on its Charter)

              Delaware                                    13-3660391
-----------------------------------------   ------------------------------------
  (State of Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

  767 Fifth Avenue, New York, New York                      10153
-----------------------------------------   ------------------------------------
 (Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code         (212) 702-4315
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


The number of shares of registrant's common stock, $0.01 par value, outstanding as of July 31, 2004 was 13,144,040.

                                CADUS CORPORATION

                                      INDEX

                                                                                                 PAGE NO.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                                                   4

                        PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets - June 30, 2004 (unaudited) and                5
               December 31,2003 (audited)

               Condensed Consolidated Statements of Operations - Three Months Ended                 6
               June 30, 2004 and 2003 (unaudited)

               Condensed Consolidated Statements of Operations - Six Months Ended June              7
               30, 2004 and 2003 (unaudited)

               Condensed Consolidated Statements of Cash Flows - Six Months Ended                   8
               June 30, 2004 and 2003 (unaudited)

               Notes to Condensed Consolidated Financial Statements (unaudited)                   9 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                           12 - 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 13

Item 4.  Controls and Procedures                                                                 13 - 14

                                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          14

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities           14

Item 3.  Defaults Upon Senior Securities                                                            14

Item 4.  Submission of Matters to a Vote of Security Holders                                        14

Item 5.  Other Information                                                                          14

Item 6.  Exhibits and Reports on Form 8K                                                            14

SIGNATURES                                                                                          15

EXHIBIT INDEX                                                                                       16

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

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                CADUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        June 30,         December 31,
                                                                          2004              2003
                                                                    --------------     --------------
                                                                      (Unaudited)         (Audited)
Current assets:
      Cash and cash equivalents                                      $ 24,171,033       $ 24,369,223
      Prepaid and other current assets                                     36,217             34,393
      Investment in marketable securities                                 588,291          1,412,627
                                                                    --------------     --------------
           Total current assets                                        24,795,541         25,816,243
Investment in other ventures                                              159,635            162,805
Other assets, net                                                         787,482            827,935
                                                                    --------------     --------------
           Total assets                                              $ 25,742,658       $ 26,806,983
                                                                    ==============     ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses and other current liabilities                       $     26,342       $     49,164
                                                                    --------------     --------------
           Total current liabilities                                       26,342             49,164
                                                                    --------------     --------------
Commitments
Stockholders' equity:
          Common stock                                                    132,857            132,857
          Additional paid-in capital                                   59,844,355         59,844,355
          Accumulated deficit                                         (33,412,734)       (33,195,567)
          Accumulated other comprehensive (loss) income                  (548,087)           276,249
          Treasury stock                                                 (300,075)          (300,075)
                                                                    --------------     --------------
                 Total stockholders' equity                            25,716,316         26,757,819
                                                                    --------------     --------------
                 Total liabilities and stockholder's equity          $ 25,742,658       $ 26,806,983
                                                                    ==============     ==============


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three Months Ended
                                                                            June 30,
                                                                    2004                  2003
                                                               ------------           ------------
                                                                (Unaudited)            (Unaudited)

License and maintenance fees                                   $       --             $       --
                                                               ------------           ------------
           Total revenues                                              --                     --
                                                               ------------           ------------
Costs and expenses:
      General and administrative expenses                           159,884                241,152
      (Gain) from equity in other ventures                             (128)                  (361)
                                                               ------------           ------------
           Total costs and expenses                                 159,756                240,791
                                                               ------------           ------------
Operating loss                                                     (159,756)              (240,791)
Other income:
      Interest income                                                36,065                 46,820
                                                               ------------           ------------
(Loss) before income taxes                                         (123,691)              (193,971)
Income taxes                                                           --                     --
                                                               ------------           ------------
           Net (loss)                                          $   (123,691)          $   (193,971)
                                                               ============           ============
Basic and diluted loss per weighted average share of
common stock outstanding                                       $      (0.01)          $      (0.01)
                                                               ============           ============
Weighted average shares of common stock outstanding -
basic and diluted                                                13,144,040             13,144,040
                                                               ============           ============

     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Six Months Ended
                                                                             June 30,
                                                                   2004                   2003
                                                               ------------           ------------
                                                                (Unaudited)            (Unaudited)

License and maintenance fees                                   $    100,000           $    100,000
                                                               ------------           ------------
           Total revenues                                           100,000                100,000
                                                               ------------           ------------
Costs and expenses:
      General and administrative expenses                           384,439                534,070
      Loss from equity in other ventures                              3,170                  2,775
                                                               ------------           ------------
           Total costs and expenses                                 387,609                536,845
                                                               ------------           ------------
Operating loss                                                     (287,609)              (436,845)
Other income:
      Interest income                                                70,442                100,407
                                                               ------------           ------------
(Loss) before income taxes                                         (217,167)              (336,438)
Income taxes                                                           --                     --
                                                               ------------           ------------
           Net (loss)                                          $   (217,167)          $   (336,438)
                                                               ============           ============
Basic and diluted loss per weighted average share
of common stock outstanding                                    $      (0.02)          $      (0.03)

                                                               ============           ============
Weighted average shares of common stock outstanding -
basic and diluted                                                13,144,040             13,144,040
                                                               ============           ============


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                2004                   2003
                                                                            ------------           ------------
                                                                             (Unaudited)            (Unaudited)

Cash flows from operating activities:
      Net (loss)                                                            $   (217,167)          $   (336,438)
      Adjustments to reconcile net (loss) to net cash (used in)
      operating activities:
           Amortization of patent costs                                           40,453                 40,452
           Loss of equity in other ventures                                        3,170                  2,775
      Changes in assets and liabilities:
           (Increase) decrease in prepaid and other current assets                (1,824)                38,273
           (Decrease) in accrued expenses and other current
           liabilities                                                           (22,822)              (148,584)
                                                                            ------------           ------------
Net cash (used in) operating activities                                         (198,190)              (403,522)
                                                                            ------------           ------------
Net (decrease) in cash and cash equivalents                                     (198,190)              (403,522)
Cash and cash equivalents - beginning of period                               24,369,223             24,923,071
                                                                            ------------           ------------
Cash and cash equivalents - end of period                                   $ 24,171,033           $ 24,519,549
                                                                            ============           ============


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note - 1      ORGANIZATION AND BASIS OF PREPARATION

              The information presented as of June 30, 2004 and for the three and six-month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2003 consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2003.

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc., organized in December 2001. All inter-company balances and transactions have been eliminated in consolidation.

              The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Note - 2      NET LOSS PER SHARE

              For the three and six-month periods ended June 30, 2004 and 2003 basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share since the inclusion of 332,570 and 495,975 shares of potential common stock equivalents (stock options and warrants) in the computation at June 30, 2004 and 2003, respectively, would be anti-dilutive.

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

              In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. ("OSI"), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              of $250,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. During the six-month period ended June 30, 2004 and 2003, the Company recognized $100,000 of license revenue related to this agreement.

Note - 4      INVESTMENT IN MARKETABLE SECURITIES

              The Company had an equity interest in Axiom Biotechnologies, Inc. ("Axiom"). Due to Axiom's operating losses, the Company's investment was written down to $0 at December 31, 2001. On August 30, 2002, Axiom entered into a merger agreement with a wholly-owned subsidiary of Sequenom, Inc. which is publicly traded on the Nasdaq National Market. In connection with the merger, the Company received 441,446 common shares of Sequenom, Inc. with a fair market value of $2.43 per share in exchange for its shares in Axiom. Pursuant to the merger, 102,685 of the Company's 441,446 common shares of Sequenom, Inc. were held in escrow (the "Escrow Shares") for a one-year period that expired on August 30, 2003. The Escrow Shares were held to secure rights to indemnification, compensation and reimbursement of Sequenom and other indemnitees as provided in the merger agreement. Upon the closing of the transaction, Cadus recorded a realized gain of $823,189 related to the 338,761 common shares received in the consolidated statement of operations for the year ended December 31, 2002. The Company was advised that the Escrow Shares had been released on August 30, 2003 and, accordingly, the Company recorded a realized gain on marketable securities related to the Escrow Shares of $313,189 in the consolidated statement of operations for the year ended December 31, 2003. In May 2004, the Company became aware that 38,507 shares of the 102,685 Escrow Shares were forfeited pursuant to the indemnification provisions of the merger agreement and therefore not issued to the Company. Accordingly, to reflect this reduction of the Escrow Shares received by the Company, the investment in marketable securities was reduced by $123,222 on the March 31,2004 consolidated balance sheet.

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

Note - 5      ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

              Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company's long-lived assets (principally capitalized patent costs) are required to be measured at the lower of carrying amount of fair value, less cost to sell, whether reported in continuing operations or discontinued operations. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company's judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the Company's overall business strategy, and market and economic trends. In the future, events could cause the Company to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              which may result in an adverse impact on the Company's financial condition and results of operations. The provisions of SFAS No. 144 did not have an impact on the Company's financial statements as of and for the six months ended June 30, 2004.

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

At June 30, 2004, the Company had an accumulated deficit of approximately $33.4 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

REVENUES

There were no revenues for the three months ended June 30, 2004 and 2003.

COSTS AND EXPENSES

General and administrative expenses decreased to $159,884 for the three months ended June 30, 2004 from $241,152 for the same period in 2003. Patent costs and professional fees decreased by $64,425; insurance expense decreased by $17,912; and there were net increases in other expenses of $1,069.

INTEREST INCOME

Interest income for the three months ended June 30, 2004 was $36,065 compared to interest income of $46,820 for the same period in 2003. This decrease is attributable primarily to lower interest rates earned on invested funds.

NET (LOSS)

Net loss for the three months ended June 30, 2004 was $123,691, compared to a net loss of $193,971 for the same period in 2003. This decrease in net loss can be attributed primarily to a decrease in professional fees and insurance expense offset by a decrease in interest income.

SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

REVENUES

Revenues for the six months ended June 30, 2004 and 2003 were $100,000, which is the annual maintenance fee from OSI.

COSTS AND EXPENSES

General and administrative expenses decreased to $384,439 for the six months ended June 30, 2004 from $534,070 for the same period in 2003. Patent costs and professional fees decreased by $129,307, insurance expense decreased by $35,824; there was an increase in sales taxes of $12,960 due in connection with the sale of assets to OSI in 1999 as a result of an audit; and there were net increases in other expenses of $2,540.

For the six months ended June 30, 2004 the Company recognized a loss of $3,170 in its investment in Laurel Partners Limited Partnership. The loss for the same period in 2003 was $2,775.

INTEREST INCOME

Interest income for the six months ended June 30, 2004 was $70,442 compared to interest income of $100,407 for the same period in 2003. This decrease is attributable primarily to lower interest rates earned on invested funds.

NET (LOSS)

Net loss for the six months ended June 30, 2004 was $217,167, compared to a net loss of $336,438 for the same period in 2003. This decrease in net loss can be attributed primarily to a decrease in professional fees and insurance expense offset by a decrease in interest income.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004 the Company held cash and cash equivalents of $24.2 million. The Company's working capital at June 30, 2004 was $24.7 million.

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

                                       CADUS CORPORATION
                                       (REGISTRANT)

Dated:   August 16, 2004              By:  /s/ David Blitz
                                           -------------------------------------
                                           David Blitz
                                           President and Chief Executive Officer
                                           (Authorized  Officer and Principal
                                           Financial Officer)

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