Form 10-Q
period 2004-09-30
CADUS CORP
filed 2004-11-10
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004
                                        ------------------

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                         Commission File Number 0-28674
                                                -------

                                CADUS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified on its Charter)


                    Delaware                                  13-3660391
---------------------------------------------------    -------------------------
           (State of Other Jurisdiction                    (I.R.S. Employer
        of Incorporation or Organization)                 Identification No.)


      767 Fifth Avenue, New York, New York                      10153
---------------------------------------------------    -------------------------
     (Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code          (212) 702-4315
                                                       -------------------------


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

                              Yes ___        No _X_


The number of shares of registrant's common stock, $0.01 par value, outstanding as of October 31, 2004 was 13,144,040.

                                CADUS CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                           4

         PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets - September 30, 2004
              (unaudited) and December 31, 2003 (audited)                   5

              Condensed Consolidated Statements of Operations -
              Three Months Ended September 30, 2004 and 2003 (unaudited)    6

              Condensed Consolidated Statements of Operations -
              Nine Months Ended September 30, 2004 and 2003 (unaudited)     7

              Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended September  30, 2004 and 2003 (unaudited)    8

              Notes to Condensed Consolidated Financial
              Statements (unaudited)                                      9 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       12 - 14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         14

Item 4.  Controls and Procedures                                            14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        15

Item 3.  Defaults Upon Senior Securities                                    15

Item 4.  Submission of Matters to a Vote of Security Holders                15

Item 5.  Other Information                                                  15

Item 6.  Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                  16

EXHIBIT INDEX                                                               17

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

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                CADUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                   September 30,   December 31,
                                                       2004             2003
                                                   ------------    ------------
                                                    (Unaudited)      (Audited)

Current assets:

   Cash and cash equivalents                       $ 24,067,294    $ 24,369,223

   Prepaid and other current assets                      34,397          34,393

   Investment in marketable securities                  382,792       1,412,627
                                                   ------------    ------------
                                                     24,484,483      25,816,243
      Total current assets




Investment in other ventures                            160,250         162,805

Other assets, net                                       767,256         827,935
                                                   ------------    ------------
      Total assets                                 $ 25,411,989    $ 26,806,983
                                                   ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:

Accrued expenses and other current liabilities     $     18,195    $     49,164
                                                   ------------    ------------

      Total current liabilities                          18,195          49,164
                                                   ------------    ------------


Commitments

Stockholders' equity:

   Common stock                                         132,857         132,857

   Additional paid in capital                        59,844,355      59,844,355

   Accumulated deficit                              (33,529,757)    (33,195,567)

   Accumulated other comprehensive (loss) income       (753,586)        276,249

   Treasury stock                                      (300,075)       (300,075)
                                                   ------------    ------------
      Total stockholders' equity                     25,393,794      26,757,819
                                                   ------------    ------------
      Total liabilities and stockholder's equity   $ 25,411,989    $ 26,806,983
                                                   ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                          September 30,
                                                       2004            2003
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)

License and maintenance fees                       $         --    $    120,000
                                                   ------------    ------------
      Total revenues                                         --         120,000
                                                   ------------    ------------
Costs and expenses:

   General and administrative expenses                  231,674         169,447

   (Gain) from equity in other ventures                    (615)           (337)
                                                   ------------    ------------
      Total costs and expenses                          231,059         169,110
                                                   ------------    ------------
Operating loss                                         (231,059)        (49,110)
                                                   ------------    ------------
Other income:

   Interest income                                       71,296          36,443

   Refund of prior year franchise tax                    42,740              --

   Realized gain on marketable securities                    --         313,189
                                                   ------------    ------------
   Total other income                                   114,036         349,632
                                                   ------------    ------------
(Loss) income before income taxes                      (117,023)        300,522

Income taxes                                                 --              --
                                                   ------------    ------------
      Net (loss) income                            $   (117,023)   $    300,522
                                                   ============    ============
Basic and diluted (loss) income per weighted
average share of common stock outstanding          $      (0.01)   $       0.02
                                                   ============    ============
Weighted average shares of common stock
outstanding - basic and diluted                      13,144,040      13,144,040
                                                   ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Nine Months Ended
                                                          September 30,

                                                       2004            2003
                                                   ------------    ------------
                                                    (Unaudited)    (Unaudited)

License and maintenance fees                       $    100,000    $    220,000
                                                   ------------    ------------
      Total revenues                                    100,000         220,000
                                                   ------------    ------------
Costs and expenses:

   General and administrative expenses                  616,113         703,517

   Loss from equity in other ventures                     2,555           2,438
                                                   ------------    ------------
      Total costs and expenses                          618,668         705,955
                                                   ------------    ------------
Operating loss                                         (518,668)       (485,955)
                                                   ------------    ------------
Other income:

   Interest income                                      141,738         136,850

   Refund of prior year franchise tax                    42,740              --

   Realized gain on marketable securities                    --         313,189

                                                   ------------    ------------
      Total other income                                184,478         450,039
                                                   ------------    ------------
(Loss) before income taxes                             (334,190)        (35,916)

Income taxes                                                 --              --
                                                   ------------    ------------
      Net (loss)                                   $   (334,190)   $    (35,916)
                                                   ============    ============
Basic and diluted (loss) per weighted
average share of common stock outstanding          $      (0.03)   $      (0.00)
                                                   ============    ============
Weighted average shares of common stock
outstanding - basic and diluted                      13,144,040      13,144,040
                                                   ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Nine Months Ended
                                                           September 30,
                                                       2004            2003
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)
Cash flows from operating activities:
   Net (loss)                                      $   (334,190)   $    (35,916)
   Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
      Amortization of patent costs                       60,679          60,680
      Realized gain on marketable securities                 --        (313,189)
      Loss from equity in other ventures                  2,555           2,438
   Changes in assets and liabilities:
      (Increase) in license fee receivable                   --        (120,000)
      (Increase) in prepaid and other current asset          (4)         (9,243)
      (Decrease) in accrued expenses and
      other current liabilities                         (30,969)       (198,716)
                                                   ------------    ------------
Net cash (used in) operating activities                (301,929)       (613,946)
                                                   ------------    ------------
Net (decrease) in cash and cash equivalents            (301,929)       (613,946)
Cash and cash equivalents - beginning of period      24,369,223      24,923,071
                                                   ------------    ------------
Cash and cash equivalents - end of period          $ 24,067,294    $ 24,309,125
                                                   ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
              Notes to Condensed Consolidated Financial Statements


Note - 1      ORGANIZATION AND BASIS OF PREPARATION

              The information presented as of September 30, 2004 and for the three and nine-month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2003 consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2003.

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc., organized in December 2001. All inter-company balances and transactions have been eliminated in consolidation.

              The  results  of  operations  for  the  nine-month   period  ended
              September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Note - 2      NET (LOSS) INCOME PER SHARE

              For the three and nine-month periods ended September 30, 2004 and 2003, basic net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended September 30, 2003 was the same as basic earnings per share as all of the Company's outstanding options' and warrants' exercise prices were greater than the average market price of the common shares. For this reason, for the three months ended
              September 30, 2003, 434,307 options and warrants were excluded from the calculation of diluted earnings per share.

              The Company incurred a loss for all other periods presented; the inclusion of common stock equivalents in the calculation of diluted loss per share would be anti-dilutive and has therefore been excluded.

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

              In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. ("OSI"), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents

                                CADUS CORPORATION
              Notes to Condensed Consolidated Financial Statements


              and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee of $250,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. During the nine-month periods ended September 30, 2004 and 2003, the Company recognized $100,000 of license revenue related to this agreement.

Note - 4      INVESTMENT IN MARKETABLE SECURITIES

              The Company had an equity interest in Axiom Biotechnologies, Inc. ("Axiom"). Due to Axiom's operating losses, the Company's investment was written down to $0 at December 31, 2001. On August 30, 2002, Axiom entered into a merger agreement with a wholly-owned subsidiary of Sequenom, Inc. which is publicly traded on the Nasdaq National Market. In connection with the merger, the Company received 441,446 common shares of Sequenom, Inc. with a fair market value of $2.43 per share in exchange for its shares in Axiom. Pursuant to the merger, 102,685 of the Company's 441,446 common shares of Sequenom, Inc. were held in escrow (the "Escrow Shares") for a one-year period that expired on August 30, 2003. The Escrow Shares were held to secure rights to indemnification, compensation and reimbursement of Sequenom and other indemnitees as provided in the merger agreement. Upon the closing of the transaction, Cadus recorded a realized gain of $823,189 related to the 338,761 common shares received in the consolidated statement of operations for the year ended December 31, 2002. The Company was advised that the Escrow Shares had been released on August 30, 2003 and, accordingly, the Company recorded a realized gain on marketable securities related to the Escrow Shares of $313,189 in the consolidated statement of operations for the year ended December 31, 2003. In May 2004, the Company became aware that 38,507 shares of the 102,685 Escrow Shares were forfeited pursuant to the indemnification provisions of the merger agreement and therefore not issued to the Company. Accordingly, to reflect this reduction of the Escrow Shares received by the Company, the investment in marketable securities was reduced by $123,222 on the March 31, 2004 consolidated balance sheet.

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

Note - 5      ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

              Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company's long-lived assets (principally capitalized patent costs) are required to be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or discontinued operations. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company's judgments regarding the existence of impairment indicators are based on historical and projected

                                CADUS CORPORATION
              Notes to Condensed Consolidated Financial Statements


              future operating results, changes in the Company's overall business strategy, and market and economic trends. In the future, events could cause the Company to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on the Company's financial condition and results of operations. The provisions of SFAS No. 144 did not have an impact on the Company's financial statements as of and for the nine months ended September 30, 2004.

Note - 6      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

              In March 2004, the Emergency Issues Task Force ("EITF") reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under Financial Accounting Standards Board Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and No. 124,
              "Accounting for Certain Investments Held by Not-for-Profit Organizations." The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in such evaluations made in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. The Company does not expect that the implementation of EITF 03-1 will have a material effect on its financial statements.

              In October 2004, the Financial Accounting Standards Board announced that Statement 123R, "Share-Based Payment," which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The proposed standard would require companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. The Company will evaluate the requirements of the final standard, which is expected to be issued on or around December 15, 2004, to determine the impact on the results of its operations.

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

              At September 30, 2004, the Company had an accumulated deficit of approximately $33.5 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

              RESULTS OF OPERATIONS

              THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

              REVENUES

              There were no revenues for the three months ended September 30, 2004. There was $120,000 of license fee revenue for the three months ended September 30, 2003 due to an addendum to a license agreement pursuant to which the Company extended the license to an affiliate of the licensee.

              COSTS AND EXPENSES

              General and administrative expenses increased to $231,674 for the three months ended September 30, 2004 from $169,447 for the same period in 2003. Patent costs and professional fees increased by $68,497; insurance expense decreased by $8,958 and there were net increases in other expenses of $2,688.

              OTHER INCOME

              Interest income for the three months ended September 30, 2004 was $71,296 compared to interest income of $36,443 for the same period in 2003. This increase is attributable primarily to higher interest rates earned on invested funds.

              During the three months ended September 30, 2004, the Company received a $42,740 New York State franchise tax refund.

              REALIZED GAIN ON MARKETABLE SECURITIES

              On  August  20,  2002,  the  Company's  equity  interest  in Axiom
              Biotechnologies, Inc. ("Axiom") was converted into shares of Sequenom, Inc. ("Sequenom") pursuant to the merger of Axiom and Sequenom. On August 20, 2003, 102,685 shares were released from escrow and accordingly, the Company recorded a gain on marketable securities of $313,189 in the three month period ended September 30, 2003.

              NET (LOSS) INCOME

              Net loss for the three months ended September 30, 2004 was $117,023, compared to net income of $300,522 for the same period in 2003. This decrease can be attributed primarily to there being a non-recurring license fee of $120,000 and a realized gain on marketable securities of $313,189 for the three months ended September 30, 2003.

              NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

              REVENUES

              Revenues for the nine months ended September 30, 2004 decreased to $100,000, from $220,000 for the same period in 2003. The decrease is attributable to there being a non-recurring license fee of $120,000 for the nine months ended September 30, 2003.

              COSTS AND EXPENSES

              General and administrative expenses decreased to $616,113 for the nine months ended September 30, 2004 from $703,517 for the same period in 2003. Patent costs and professional fees decreased by $59,785, insurance expense decreased by $44,782; there was an increase in sales taxes of $12,960 in connection with the sale of assets to OSI in 1999 as a result of an audit; and there were net increases in other expenses of $4,203.

              For the nine months ended September 30, 2004 the Company recognized a loss of $2,555 in its investment in Laurel Partners Limited Partnership. The loss for the same period in 2003 was $2,438.

              OTHER INCOME

              Interest income for the nine months ended September 30, 2004 was $141,738 compared to interest income of $136,850 for the same period in 2003. This increase is attributable primarily to higher interest rates earned on invested funds.

              During the nine months ended September 30, 2004, the Company received a $42,740 New York State franchise tax refund.

              NET (LOSS)

              Net loss for the nine months ended September 30, 2004 was $334,190 compared to a net loss of $35,916 for the same period in 2003. This increase in net loss can be attributed primarily to there being a non-recurring license fee of $120,000 and a realized gain on marketable securities of $313,189 for the nine months ended September 30, 2003, offset by the Company's receipt of a New York State franchise tax refund of $42,740 and the decrease in insurance expense and professional fees in 2004.

              LIQUIDITY AND CAPITAL RESOURCES

              At September 30, 2004 the Company held cash and cash equivalents of approximately $24.1 million. The Company's working capital at September 30, 2004 was approximately $24.5 million.

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

              CHANGES IN INTERNAL CONTROLS

              There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were any corrective actions required with regard to significant deficiencies and material weaknesses. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

              PART II - OTHER INFORMATION

              Item 1.   Legal Proceedings.

                        None.

              Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

                                    CADUS CORPORATION
                                    (REGISTRANT)


Dated:   November 10, 2004          By:  /s/ David Blitz
                                        -------------------------------
                                        David Blitz
                                        President and Chief Executive Officer
                                        (Authorized Officer and Principal
                                        Financial Officer)

                                  EXHIBIT INDEX


       The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

       Exhibit No.     Description
       ----------      -----------

       31              Certifications

       32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002