Form 10-K
period 2004-12-31
CADUS CORP
filed 2005-03-31
CIK 911148

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the fiscal year ended ....................................December 31, 2004.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                         to                      .
                               -----------------------   ----------------------

Commission File Number                      0-28674
                       ---------------------------------------------------------

                                CADUS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      13-3660391
------------------------------------   -----------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

         767 Fifth Avenue
         NEW YORK, NEW YORK                                  10153
----------------------------------------------------      ---------
         (Address of principal executive offices)         (Zip Code)

Company's telephone number, including area code:         (212) 702-4351
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

        As of June 30, 2004, the aggregate market value of the registrant's voting common equity held by non-affiliates was $11,946,601.74.

        Number of shares outstanding of each class of Common Stock, as of March 15, 2005: 13,144,040 shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and stated securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of the Company's plans, strategies and objectives for the Company's future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and other similar words. Although the Company believes that the expectations reflected in the Company's forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, technological uncertainties regarding the Company's technologies, risks and uncertainties relating to the Company's ability to license its technologies to third parties, the Company's ability to acquire and operate other companies, the Company's capital needs and uncertainty of future funding, the Company's history of operating losses, the Company's dependence on proprietary technology and the unpredictability of patent protection, intense competition in the pharmaceutical and biotechnology industries, rapid technological development that may result in the Company's technologies becoming obsolete, as well as other risks and uncertainties discussed in the Company's other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.


                                     PART I

ITEM 1.  BUSINESS.

GENERAL

        Cadus Corporation ("Cadus") was incorporated under the laws of the State of Delaware in January 1992 and until July 30, 1999 devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. In December 1998, in an action brought by SIBIA Neurosciences, Inc. ("SIBIA") against Cadus alleging infringement by Cadus of a patent concerning the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays, SIBIA was awarded $18.0 million in damages and in January 1999, it was granted injunctive relief that precluded Cadus from using the method claimed in SIBIA's patent. Pending appeal, Cadus deposited $18.5 million in escrow to secure payment of the judgment in the event Cadus were to lose the appeal. Following the SIBIA award, on July 30, 1999, Cadus sold its drug discovery assets to OSI Pharmaceuticals, Inc. ("OSI") and ceased its internal drug discovery operations and research efforts for collaborative partners. On appeal, in October 2000, the SIBIA award was overturned and the injunction vacated. Cadus then obtained the release of the original $18.5 million placed in escrow plus the interest accrued thereon. In December 2001, Cadus formed a wholly owned subsidiary, Cadus Technologies, Inc. (the "Subsidiary"), and transferred all of its patents, patent applications, know how, licenses and drug discovery technologies to the Subsidiary.

        Cadus and the Subsidiary (collectively, the "Company") currently have no employees and limited operations. The Company is presently seeking to (i) license the Subsidiary's drug discovery technologies, (ii) engage in joint ventures that will utilize the Subsidiary's drug discovery technologies and
(iii) use a portion of their available cash to acquire or invest in companies or income producing assets. While such companies or assets might be in the biotechnology or pharmaceutical industries, the Company will consider acquisitions or investments in other industries as well. Cadus changed its name to Cadus Corporation from Cadus Pharmaceutical Corporation on June 20, 2003. The change in name was approved by Cadus's stockholders at Cadus's Annual Meeting of Stockholders held on June 18, 2003.

        On July 30, 1999, Cadus sold to OSI, pursuant to an asset purchase agreement, its drug discovery programs focused on G Protein-coupled receptors, its directed library of approximately 150,000 small molecule compounds specifically designed for drug discovery in the G Protein- coupled receptor arena, its collaboration with Solvay Pharmaceuticals B.V. ("Solvay Pharmaceuticals"), its lease to its research facility in Tarrytown, New York together with the furniture and fixtures and its lease to equipment in the facility, and its inventory of laboratory supplies. Pursuant to such sale transaction, OSI assumed Cadus's lease to Cadus's research facility in Tarrytown, New York, Cadus's equipment lease with General Electric Capital Corporation ("GECC") and Cadus's research collaboration and license agreement with Solvay Pharmaceuticals. As consideration for the sale, Cadus received approximately $1,500,000 in cash and OSI assumed certain liabilities of Cadus relating to employees hired by OSI aggregating approximately $133,000. In addition, Cadus would be entitled to royalties and up to $3.0 million in milestone payments on the first product derived from compounds sold to OSI or from the collaboration with Solvay Pharmaceuticals. Cadus licensed to OSI on a non-exclusive basis certain technology solely to enable OSI to fulfill its obligations under the collaboration with Solvay Pharmaceuticals. Cadus also licensed to OSI on a non-exclusive basis certain proprietary software and technology relating to chemical resins in order to enable OSI to fully benefit from the compounds it acquired from Cadus. Cadus retained ownership of all its other assets, including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, and genetic engineering tools and its genomics databases related to G Protein-coupled receptors. Cadus ceased its drug discovery operations and research efforts for collaborators as a result of this transaction and terminated all employees who were not hired by OSI or who did not voluntarily resign, except for the Chief Executive Officer who resigned in April 2000. The

Company's current Chief Executive Officer is a consultant. See Item 10. Directors and Executive Officers of the Company.

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

        HUMAN ORPHAN G PROTEIN-COUPLED RECEPTORS

        On July 25, 1998, the Company entered into a collaboration agreement with Genome Therapeutics Corporation ("GTC"), which has bioinformatics technologies and know-how that it uses to identify and sequence orphan G Protein-coupled receptors. Pursuant to the collaboration, the Company and GTC identified and isolated fifty-six (56) human orphan G Protein-coupled receptors. The rights to such fifty-six (56) human orphan G Protein-coupled receptors are owned jointly by the Company and GTC. Each of the Company and GTC will share in any research funding, equity investments, license fees, milestone payments and royalties that may be received from third party pharmaceutical companies that enter into collaboration agreements with the Company and/or GTC with respect to such G Protein-coupled receptors. As of November 1999, the Company and GTC ceased collaborating.

INVESTMENT IN SEQUENOM, INC.

        The Company had an equity interest in Axiom Biotechnologies Inc. ("Axiom"). On August 30, 2002, Axiom entered into a merger agreement with a wholly owned subsidiary of Sequenom, Inc. ("Sequenom"). Pursuant to the merger, Cadus originally received 441,446 shares of common stock in Sequenom, a publicly traded company, in exchange for its equity interest in Axiom. Of these 441,446 shares, 38,507 shares were forfeited pursuant to indemnification provisions of the merger agreement.

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

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

        The Subsidiary relies upon patents and trade secrets to protect its proprietary technologies. As of March 15, 2005, the Subsidiary is the assignee of 13 issued U.S. patents and 30 related granted foreign patents covering aspects of its yeast technology and is the exclusive worldwide licensee of four issued U.S. patents and 18 related granted foreign patents for use in drug discovery. In addition, as of such date, the Subsidiary has filed or held licenses to 15 other U.S. patent applications, as well as 13 related foreign patent applications.

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

        In addition to patent protection, the Company relies upon trade secrets and proprietary know-how to maintain its competitive position. To maintain the confidentiality of its trade secrets and proprietary information, the Company has generally required its employees and consultants to execute confidentiality agreements upon the commencement of their relationships with the Company. Such agreements with employees and consultants also provide that all inventions resulting from work performed by them while in the employ of the Company will be the exclusive property of the Company.

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

        In July 1996, SIBIA (which was acquired by Merck & Co. in 1999) commenced a patent infringement action against Cadus alleging infringement by Cadus of a patent concerning the use of cells, engineered to express any type of cell surface receptor and a reporter gene, used to report results in the screening of compounds against target assays and seeking injunctive relief and monetary damages. After trial, on December 18, 1998, the jury issued a verdict in favor of SIBIA and awarded SIBIA $18.0 million in damages. On January 29, 1999 the United States District Court granted SIBIA's request for injunctive relief that precluded Cadus from using the method claimed in SIBIA's patent. On February 26, 1999, the United States District Court denied Cadus's motions to set aside the jury verdict, to grant a new trial and to reduce or set aside the $18.0 million judgment awarded by the jury. Cadus appealed the judgment. In order to stay execution pending appeal of the

$18.0 million judgment obtained by SIBIA, in March 1999, Cadus deposited $18.5 million in escrow to secure payment of the judgments in the event Cadus were to lose the appeal. On September 6, 2000 the United States Court of Appeals ruled in favor of Cadus and overturned the prior judgment entered by the U.S. District Court. The Court of Appeals ruled that the claims of the SIBIA patent asserted against Cadus were invalid and that the District Court erred in denying Cadus's motion for judgment as a matter of law on the issue of invalidity. On October 30, 2000, the U.S. District Court set aside the $18.0 million judgment in favor of SIBIA and vacated the injunction against Cadus. Separately, in October 2000, Cadus obtained the release of the cash escrow of $19.9 million representing the original $18.5 million and interest that accumulated thereon.

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

EMPLOYEES

         As of March 15, 2005, the Company had no employees. David Blitz, the acting Chief Executive Officer of Cadus and the Subsidiary, is not an employee of Cadus or the Subsidiary, and is serving under a consulting arrangement as the acting Chief Executive Officer of Cadus and the Subsidiary at the rate of $25,000 per annum.

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

         FISCAL YEAR 2004                                  HIGH          LOW
         First quarter ended March 31, 2004                $1.73         $1.44
         Second quarter ended June 30, 2004                $1.68         $1.56

         Third quarter ended September 30, 2004            $1.66         $1.53
         Fourth quarter ended December 31, 2004            $1.61         $1.54

         FISCAL YEAR 2003                                  HIGH          LOW
         First quarter ended March 31, 2003                $1.16         $1.03
         Second quarter ended June 30, 2003                $1.48         $1.13
         Third quarter ended September 30, 2003            $1.51         $1.36
         Fourth quarter ended December 31, 2003            $1.57         $1.39


         As of March 15, 2005, there were approximately 68 holders of record of Cadus's Common Stock.

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

                                                                         YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------------
                                                   2004          2003             2002            2001             2000
                                                ----------    ----------       ----------      ----------       ----------
                                                            (dollars in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues                                        $      100    $      220       $    1,100      $      600       $      979
                                                ----------    ----------       ----------      ----------       ----------
Operating costs and expenses:
    Total costs and expenses                           778           837              886           1,077            2,389
                                                ----------    ----------       ----------      ----------       ----------
    Operating  (loss) gain                            (678)         (617)             214            (477)          (1,411)

Net (loss) income                               ($     394)   ($     190)(1)   $    1,316(2)   ($     317)(3)   $   18,051(4)
                                                ==========    ==========       ==========      ==========       ==========
Basic and diluted net (loss) income per share   ($    0.03)   ($    0.01)      $     0.10      ($    0.02)      $     1.37
                                                ----------    ==========       ==========      ==========       ==========
Shares used in calculation of basic             13,144,040    13,144,040       13,144,040      13,144,040       13,133,615
and diluted net (loss) income per share

                                                                             DECEMBER 31,
                                                --------------------------------------------------------------------------
                                                   2004          2003             2002            2001             2000
                                                ----------    ----------       ----------      ----------       ----------
BALANCE SHEET DATA:                                                           (in thousands)
Cash and cash equivalents                       $   24,046    $   24,369       $   24,923      $   24,469       $   24,383
Total assets                                        25,546        26,807           26,870          26,201           25,709
Accumulated deficit                                (33,589)      (33,196)         (33,006)        (34,322)         (34,005)
Stockholders' equity                                25,532        26,758           26,458          25,356           25,672

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R "SHARE BASED PAYMENT." This statement is a revision to SFAS No. 123, supersedes Accounting Principles Board ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and amends SFAS No. 95, "STATEMENT OF CASH FLOWS." This statement will require the Company to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements, and is effective for the first interim reporting period that begins after June 15, 2005.

SFAS No. 123R permits public companies to choose between the following two adoption methods:

1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and
(b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or

2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. The adoption of SFAS No. 123R's fair value method may have an impact on the Company's results of operations, although it will have no impact on its overall financial position. Due to timing of the release of SFAS No. 123R, the Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In March 2004, the FASB Emerging Issues Task Force ("EITF") released Issue No. 03-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS." EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position ("FSP") EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing "other-than-temporary" guidance until a final consensus is reached. Management does not anticipate that issuance of a final consensus will materially impact the Company's financial condition or results of operations.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Cadus was incorporated in 1992 and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, Cadus sold its drug discovery assets to OSI Pharmaceuticals, Inc. ("OSI") and ceased its internal drug discovery operations and research efforts for collaborative partners. Cadus terminated all employees who were not hired by OSI or who did not voluntarily resign except for the Chief Executive Officer, who resigned in April 2000. The Company's current Chief Executive Officer is a consultant. See Item 10. Directors and Officers of the Company. The Company is currently seeking to (i) license the Subsidiary's drug discovery technologies and (ii) to use a portion of its available cash to acquire or invest in companies or income producing assets. While such companies or assets might be in the biotechnology or pharmaceutical industries, the Company will consider acquisitions or investments in other industries as well.

The Company has incurred operating losses in each year since its inception except for an operating gain of approximately $214,000 for the year ended December 31, 2002. At December 31, 2004, the Company had an accumulated deficit of approximately $33.6 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income.

As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. Despite the fact that the Company has no employees and limited operations, it continues to incur general and administrative expenses. These, for the most part, relate to legal, accounting and other costs associated with maintaining a public company, legal and other costs relating to the maintenance of patents, the amortization of patents and insurance costs. For the year ended December 31, 2004, such expenses aggregated $772,388 and included patent costs (including legal fees) and license fees of approximately $268,000, legal fees (other than in connection with patents) of approximately $119,000, bookkeeping, accounting and tax preparation fees of approximately $128,000 and insurance premiums of approximately $48,000. Since the Company only had revenues of $100,000, it incurred an operating loss of $677,556 for the year ended December 31, 2004.

The following accounting policies are important to understanding the Company's financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, "Significant Accounting Policies."

REVENUE RECOGNITION. The Company has entered into license agreements with two companies under which it has licensed to them its yeast technology on a non-exclusive basis. The agreements provide for the payment of non-refundable license fees to the Company. The Company recognizes the license fees as income when received, as there are no continuing performance obligations of the Company to the licensees.

ACCOUNTING FOR INCOME TAXES. As part of the process of preparing the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent it establishes a valuation allowance or increases this allowance in a period, the Company must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets.

RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 2004 AND 2003

         REVENUES

         Revenues for 2004 decreased to $100,000 from $220,000 in 2003. This decrease is attributable to the Company having received a one-time fee of $120,000 in 2003 in consideration for the Company's extension of a license to an affiliate of the licensee and not having received such a fee in 2004.

         OPERATING EXPENSES

         General and administrative expenses decreased to $772,388 for 2004 from $834,631 in 2003. This decrease was attributable to a decrease of $48,754 in insurance costs, a decrease of $27,000 in license costs, a decrease of $4,899 in patent costs and professional fees, offset by an increase in sales tax of $12,960 in connection with the sale of assets to OSI in 1999. There was an increase of $5,450 in sundry expenses.

         EQUITY IN OTHER VENTURES

         Equity in other ventures in 2004 reflects a loss of $5,168 from the Company's investment in Laurel Partners Limited Partnership. There was a $2,117 loss in 2003 from such investment.

         INTEREST INCOME

         Interest income for 2004 increased to $255,913 from $171,218 in 2003. This increase was attributable primarily to a switch in money market funds with a higher yield. The average interest earned on invested funds was approximately 1.1% in 2004 and 0.7% in 2003.

         NET (LOSS)

         The net loss for 2004 was $393,503 compared to net loss of $189,696 for 2003. The increase is primarily attributable to a $120,000 decrease in license fees in 2004 and a $313,189 realized gain on marketable securities in 2003 compared to no such gain in 2004, offset by an increase in interest income of $84,695 and a decrease in taxes and in total costs and expenses of $144,687.

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

         Pursuant to the merger, 102,685 shares of the Company's common shares of Sequenom were held in escrow for a one-year period. The value of the escrowed shares was recorded as a deferred gain on marketable securities in the consolidated balance sheet of the Company as of December 31, 2002. On August 30, 2003, the escrowed shares were released to the Company and accordingly, the Company recorded a realized gain on marketable securities of $313,189 in the consolidated statement of operations for the year ended December 31, 2003.

         NET (LOSS) INCOME

         The net loss for 2003 was $189,696 compared to net income of $1,315,705 for 2002. The decrease is primarily attributable to a $880,000 decrease in license fees, a decrease of the realized gain in marketable securities of $510,000, a decrease in interest income of $164,396 offset by a decrease of $50,775 in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2004 the Company held cash and cash equivalents of $24.0 million. The Company's working capital at December 31, 2004 was $24.6 million.

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

         The Company believes that its existing resources, together with interest income, will be sufficient to support its current and projected funding requirements through the end of 2006. This forecast of the period of time through which the Company's financial resources will be adequate to support its operation is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to license its technologies and otherwise realize value from its assets, the transactions, if any, arising from the Company's efforts to acquire or invest in companies or income producing assets and the expenses of pursuing such transactions.

         At December 31, 2004 the Company had tax net operating loss carryforwards of approximately $29.2 million and research and development credit carryforwards of approximately $2.5 million which expire in years 2009 through 2023. The Company's ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986.

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

ITEM 8.  FINANCIAL STATEMENTS.

         The financial statements and notes thereto may be found following Item 15 of this report. For an index to the financial statements, see Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On May 4, 2004, the Board of Directors of the Company engaged Grant Thornton LLP as the Company's new independent accountants to replace KPMG LLP. The Board of Directors decided to solicit proposals from independent accounting firms during March 2004. After receiving these proposals and considering a variety of factors, the Board of Directors voted to engage Grant Thornton LLP as the Company's new independent accountants and to dismiss KPMG LLP effective upon the engagement of Grant Thornton LLP.

         The reports of KPMG LLP on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2003 and 2002 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2003 and 2002, and during the period from January 1, 2004 through May 4, 2004, the Company did not have any disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2003 and 2002. During the period of time from January 1, 2002 through May 4, 2004, there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K adopted by the Securities and Exchange Commission.

         During the fiscal years ended December 31, 2003 and 2002, and during the period from January 1, 2004 through May 4, 2004, the Company did not consult with Grant Thornton LLP regarding any of the matters specified in Item 304(a)(2) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

         Based on the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, the Company's President and Chief Executive Officer, who also performs functions similar to those of a principal financial officer, concluded that the Company's disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company's periodic filings with the Securities and Exchange Commission. During the year ended December 31, 2004, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         Information with respect to the executive officers and directors of Cadus as of March 15, 2005 is set forth below:

NAME                              AGE      POSITION

James R. Broach, Ph.D.            57       Director

Russell D. Glass                  42       Director

Carl C. Icahn                     69       Director

Peter S. Liebert, M.D. (1)        69       Director

Jack G. Wasserman (1)             68       Director

David Blitz                       73       Chief Executive Officer and President


----------
(1) Member of the Compensation Committee.


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

         RUSSELL D. GLASS became a director of Cadus in June 1998. He served as President and Chief Executive Officer of Cadus from April 2000 until February 2003. Mr. Glass is a private investor. From 2002 to 2003 Mr. Glass served as Co-Chairman and Chief Investment Officer of Ranger Partners, an investment management company. From 1998 to 2002 Mr. Glass served as President and Chief Investment Officer of Icahn Associates Corp., a diversified investment firm, and as Vice-Chairman and Director of Lowestfare.com, Inc., a travel services company. Previously, Mr. Glass had been a partner in Relational Investors LLC, from 1996 to 1998, and in Premier Partners Inc., from 1988 to 1996, firms engaged in investment research and management. From 1984 to 1986 he served as an investment banker with Kidder, Peabody & Co. Previously, Mr. Glass served as a Director of Automated Travel Systems, Inc., a software development firm; Axiom Biotechnologies, a pharmacology profiling company; National Energy Group, an oil and gas exploration and production company; and Next Generation Technology Holdings, a healthcare information technology company. He currently serves as a Director of the A.G. Spanos Corporation, a national real estate developer and owner of the NFL San Diego Chargers Football Club. Mr. Glass earned a B.A. in economics from Princeton University and an M.B.A. from the Stanford University Graduate School of Business.

         CARL C. ICAHN became a director of Cadus in July 1993. Mr. Icahn has served as Chairman of the Board and a director of Starfire Holding Corporation ("Starfire") (formerly Icahn Holding Corporation), a privately-held holding company, and as Chairman of the Board and a director of various subsidiaries of Starfire, since 1984. Mr. Icahn is and has been since 1994 a majority shareholder, the Chairman of the Board and a Director of American Railcar Industries, Inc. ("ARI"), a Missouri corporation. ARI is primarily engaged in the business of manufacturing, managing, leasing and selling of railroad freight and tank cars. Mr. Icahn has also been Chairman of the Board and President of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, since 1968. Since November 1990, Mr. Icahn has been Chairman of the Board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate and holds various other interests, including the interests in its subsidiaries that are engaged, among other things, in the oil and gas business and casino entertainment business. From August 1998 to August 2002, Mr. Icahn served as Chairman of the Board of Maupintour Holding LLC (f/k/a/ Lowestfare.com, LLC), an internet travel reservations company. From October 1998 through May, 2004, Mr. Icahn was the President and a director of Stratosphere Corporation, which operates the Stratosphere Hotel and Casino. Since September 29, 2000, Mr. Icahn has served as the Chairman of the Board of GB Holdings, Inc., which owns all of the outstanding stock of Atlantic Coast Entertainment Holdings, Inc., which through its wholly-owned subsidiary owns and operates The Sands Hotel and Casino in Atlantic City, New Jersey. Mr. Icahn also serves in the same capacity with Atlantic Coast Entertainment Holdings, Inc. In January 2003, Mr. Icahn became Chairman of the Board and a director of XO Communications, Inc., a telecommunications company. Mr. Icahn received his B.A. from Princeton University in 1957.

         PETER S. LIEBERT, M.D., became a director of Cadus in April 1995. Dr. Liebert has been a pediatric surgeon in private practice since 1968 and is affiliated with the Children's Hospital of Columbia Presbyterian. He is Clinical Associate Professor of Surgery, College of Physicians and Surgeons, Columbia University. He is a past president of the Westchester County Medical Society and is currently Chairman of its Finance Committee. He is also Chairman of the Board of Rx Vitamins, Inc. Dr. Liebert holds an M.D. from Harvard University Medical School and a B.A. from Princeton University.

         JACK G. WASSERMAN has served as a director of Cadus since May 1996. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida, and the District of Columbia. From 1966 until 2001 he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm and its predecessors. Since September 2001 Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Since 1993 he has been a director of American Property Investors, Inc., the general partner of American Real Estate Partners, LP and, in 2003, became a director of its indirect subsidiaries, American Casino & Entertainment Properties and American Entertainment & Casino Finance Corp. Mr. Wasserman has been licenced by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission. Since December 1, 1998, Mr. Wasserman has been a director of National Energy Group, Inc. which, on December 4, 1998, sought protection under the federal bankruptcy laws; a Plan of Reorganization became effective August 4, 2000, and a final decree closing the case and settling all matters relating to the bankruptcy proceeding became effective on December 13, 2001. In 2003, National Energy Group, Inc., became an indirect subsidiary of American Real Estate Partners, LP. On March 11, 2004, Mr. Wasserman was appointed to the Board of Directors of Triarc Companies, Inc. and was elected by the stockholders to the Board of Directors in June 2004; he serves on Triarc's Audit and Compensation Committees. Mr. Wasserman received a B.A. from Adelphi University, a J.D. from Georgetown University Law Center, and a Graduate Diploma from Johns Hopkins University School of Advanced International Studies.

         DAVID BLITZ became acting President, acting Chief Executive Officer, Treasurer and Secretary of Cadus in May 2004. Mr. Blitz, a retired partner of Deloitte & Touche, has been employed as a certified public accountant by Joel Popkin & Co., P.C. since January 1990. Mr. Blitz, as an employee of Joel Popkin & Co., P.C., has been performing Cadus Corporation's internal accounting since March 2000. He earned his B.A. in Economics from Brooklyn College.

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

         Each non-employee director receives $3,000 in annual compensation, payable quarterly in arrears.

         The Company does not have a separately-designated standing audit committee or a committee performing similar functions. The entire Board of Directors of the Company acts as the audit committee. The Board of Directors of the Company has determined that it does not have an "audit committee financial expert" as such term is defined in the new rules adopted by the Securities and Exchange Commission requiring companies to disclose whether or not at least one member of the audit committee is an "audit committee financial expert." The Board of Directors believes that the aggregate technical, commercial and financial experience of its members, together with their knowledge of the Company, provides the Board with the ability to monitor and direct the goals of the Company and to protect the best interests of its shareholders and that its members are fully qualified to monitor the performance of management, the public disclosures by the Company of its financial condition and performance, the Company's internal accounting operations and its independent auditors. In addition, the Board of Directors is authorized to engage independent financial consultants, auditors and counsel whenever it believes it is necessary and appropriate to do so.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires Cadus's directors and executive officers, and persons who own more than ten percent of a registered class of Cadus's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock of Cadus. Reporting persons are required by SEC regulation to furnish the Company with copies of all such filed reports. To Cadus's knowledge, based solely on a review of copies of such filed reports furnished to Cadus, all of Cadus's directors, officers and greater than ten percent beneficial owners made all required filings during fiscal year 2004 in a timely manner.

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

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus in all capacities for the fiscal years ended December 31, 2004, 2003 and 2002, by its Chief Executive Officer and each of the Cadus's other executive officers whose total salary and bonus exceeded $100,000 during 2004 (collectively, the "Named Executive Officers"):

                           Summary Compensation Table
                           --------------------------



                                                                                           Long-Term
                                                                                          Compensation
                                                             Annual Compensation             Awards
                                                             -------------------          ------------
       Name and Principal Position                                                         Securities
       ---------------------------                                                         Underlying        All Other
                                              Year       Salary ($)       Bonus ($)       Options (#)       Compensation
                                              ----       ----------       ---------       -----------       ------------
David Blitz (1) ...........................   2004         $15,625           --                --                --
President and Chief Executive Officer         2003              --           --                --                --
                                              2002              --           --                --                --

Michele A. Paige (2) ......................   2004              --           --                --                --
   President and Chief Executive Officer      2003              --           --                --                --
                                              2002              --           --                --                --

Russell D. Glass (3) ......................   2004              --           --                --                --
   President and Chief Executive Officer      2003              --           --                --                --
                                              2002              --           --                --                --

----------
(1) Mr. David Blitz has been the Company's acting President and Chief Executive Officer from May 2004 and serves in such capacity at the rate of $25,000 per annum.

(2) Ms. Michele A. Paige was the Company's President and Chief Executive Officer from February 2003 until April 2004 and served in such capacity without compensation.

(3) Mr. Russell D. Glass was the Company's President and Chief Executive Officer from April 2000 until February 2003 and served in such capacity without compensation.

OPTION GRANTS

         The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2004 by Cadus to the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                             Individual Grants
                              -------------------------------------------                      Potential Realizable Value
                                                Percent of                                      At Assumed Annual Rates
                                                  Total                                              of Stock Price
                              Securities         Options                                        Appreciation for Option
                              Underlying        Granted to       Exercise                              Terms ($)
                                Options        Employees in       Price        Expiration      --------------------------
           Name               Granted (#)      Fiscal Year      ($/Share)         Date              5%            10%
           ----               -----------      -----------      ---------        ------           ------         -----
David Blitz ................       --               --             --              --               --             --
Michele A. Paige ...........       --               --             --              --               --             --
Russell D. Glass ...........       --               --             --              --               --             --

OPTION EXERCISES AND HOLDINGS

         The following table sets forth certain information concerning each exercise of stock options, during the fiscal year ended December 31, 2004 by the Named Executive Officers and unexercised stock options held by the Named Executive Officers as of the end of such fiscal year.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                         Number of
                                                                   Securities Underlying               Value of Unexercised
                                                                   Unexercised Options at            In-The-Money Options at
                                                                    December 31, 2004(#)               December 31, 2004($)
                               Shares          Aggregate         --------------------------        ---------------------------
                             Acquired on         Value
          Name              Exercise (#)      Realized ($)       Exercisable  Unexercisable        Exercisable   Unexercisable
          ----              ------------      ------------       -----------  -------------        -----------   -------------
David Blitz ...............      --                --                --            --                   --            --

Michele A. Paige ..........      --                --                --            --                   --            --

Russell D. Glass ..........      --                --                --            --                   --            --

      INCENTIVE PLANS

1993 Stock Option Plan
----------------------

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

      As of March 15, 2005, no shares of Common Stock were subject to outstanding stock options granted under the 1993 Stock Option Plan.

Stock Option Agreements
-----------------------

      Cadus has granted non-qualified stock options to directors, officers, employees and consultants of Cadus by means of stock option agreements that were not issued pursuant to any written incentive plan of the Company. During 2004, there were no stock options granted pursuant to such stock option agreements. As of March 15, 2005, an aggregate of 70,069 shares of Common Stock were subject to outstanding stock options granted under such stock option agreements, and options to purchase 70,069 shares under such option agreements were exercisable at prices ranging from $3.60 to $6.75 per share.

      Cadus has registered the shares issuable upon exercise of stock options granted under such stock option agreements pursuant to a registration statement on Form S-8.

1996 Incentive Plan
-------------------

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

         As of March 15, 2005, an aggregate of 9,167 shares of Common Stock were subject to outstanding stock options granted under the 1996 Incentive Plan. As of March 15, 2005, stock options to purchase 9,167 shares were exercisable at prices ranging from $6.38 to $6.63 per share.

         Cadus has registered the shares issuable upon exercise of stock options granted or which may be granted under the 1996 Incentive Plan pursuant to a registration statement on Form S-8.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

      Cadus's Compensation Committee is composed of Peter Liebert and Jack G. Wasserman. Neither Mr. Liebert nor Mr. Wasserman is or was an officer or employee of the Company.

Board Compensation Committee Report On Executive Compensation
-------------------------------------------------------------

      INTRODUCTION

         The Compensation Committee of the Board of Directors of Cadus is responsible for determining and administering the Company's compensation policies for the remuneration of Cadus's officers. The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective. In 2004, Cadus had no officers other than its former Chief Executive Officer who served in such capacity without compensation and its acting Chief Executive Officer who served in a consultative capacity at the rate of $25,000 per annum for the interim period during which the Company continued its search for a new Chief Executive Officer. Accordingly, the following report of the Compensation Committee is not entirely applicable to calendar year 2004 but is presented for an historical perspective.

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

Compensation of the Chief Executive Officer
-------------------------------------------

         The philosophy, factors and criteria of the Compensation Committee generally applicable to the Company's officers have historically been applicable to the Chief Executive Officer. However, of the Company's Chief Executive Officers in 2004, Michele A. Paige served in such capacity without compensation and the current acting Chief Executive Officer, David Blitz, is serving on a consultative basis at the rate of $25,000 per annum for the interim period during which the Company continues its search for a new Chief Executive Officer.

                  Peter Liebert
                  Jack G. Wasserman

Comparative Stock Performance Graph
-----------------------------------

         The following graph provides a comparison of the cumulative total return* for the Nasdaq Stock Market (US) Index, the Nasdaq Biotechnology Index and Cadus since December 31, 1999.

         Corresponding index values and Cadus's Common Stock price values are given below:

                                       12/31/99  12/31/00    12/31/01    12/31/02    12/31/03   12/31/04
                                       --------  --------    --------    --------    --------   --------
Cadus                                   100.00    229.71      373.80      348.24      476.04     488.82
Nasdaq Stock Market (U.S.) Index        100.00     60.30       45.49       26.40       38.36      40.51
Nasdaq Biotechnology Index              100.00    153.84      124.26       69.11       96.95     100.60
Cadus Closing Stock Price                $0.31      0.72        1.17        1.09        1.49       1.53

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 2005 with respect to
(i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. All information is based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to the Company.

                                             NUMBER OF SHARES
                                             AMOUNT AND NATURE    PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL                 OF BENEFICIAL       OUTSTANDING
OWNER (1)                                        OWNERSHIP          OWNED(2)
---------                                        ---------           ---------
Carl C. Icahn                                  4,973,158(3)            37.80%
    767 Fifth Avenue
    New York, New York  10153

SmithKline Beecham Corporation                   660,962(4)             5.03%
    One Franklin Plaza
    Philadelphia, PA  19102

James R. Broach                                       ----                *

Russell D. Glass                                      ----                *

Peter S. Liebert, M.D                             20,334(5)               *

Michele A. Paige                                      ----                *

Jack G. Wasserman                                 14,500(6)               *

David Blitz                                           ----                *
    c/o Joel Popkin & Company, P.C.
    1430 Broadway (Suite 1805)
    New York, NY 10018

All executive officers and directors as a      5,007,992(7)            37.99%
    group (6 persons)

                             * Less than one percent

(1) Except as otherwise indicated above, the address of each stockholder identified above is c/o the Company, 767 Fifth Avenue, New York, NY 10153. Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2) Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 15, 2005, that may be exercised within 60 days after such date for purposes of computing the percentage of Common Stock owned by such person, but not for purposes of computing the percentage of Common Stock owned by any other person.

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

(4) Includes 330,481 shares of Common Stock held by SmithKline Beecham p.l.c., an affiliate of SmithKline Beecham Corporation.

(5) Includes 12,000 shares of Common Stock which Dr. Liebert currently has the right to acquire upon the exercise of stock options.

(6) Consists of 14,500 shares of Common Stock which Mr. Wasserman currently has the right to acquire upon the exercise of stock options.

(7) Includes 38,500 shares of Common Stock issuable upon exercise of options. See footnotes (3), (5) and (6).

                      EQUITY COMPENSATION PLAN INFORMATION.

         The following table sets forth certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of Cadus were authorized for issuance as of December 31, 2004:

-----------------------------------------------------------------------------------------------------------
                                      (a)                       (b)                         (c)
Plan Category                      Number of              Weighted-average          Number of securities
                                securities to be         exercise price of        remaining available for
                                  issued upon           outstanding options,       future issuance under
                                  exercise of           warrants and rights         equity compensation
                              outstanding options,                                    plans (excluding
                              warrants and rights                                   securities reflected
                                                                                       in column (a))
-----------------------------------------------------------------------------------------------------------
Equity compensation                   9,167                     $6.56                     1,736,221
plans approved by
security holders
-----------------------------------------------------------------------------------------------------------
Equity compensation                  70,069                     $5.76                             0
plans not approved by
security holders
-----------------------------------------------------------------------------------------------------------
Total                                79,236                     $5.85                     1,736,221
-----------------------------------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         James Broach provides consulting services to the Company for patent and license related matters for which he was paid $13,000, $13,000 and $7,000 in calendar years 2004, 2003 and 2002, respectively.

         In May 2004, the Board of Directors appointed David Blitz the acting Chief Executive Officer of the Company at the rate of $25,000 per annum for the interim period during which the Company is continuing its search for a new Chief Executive Officer. In 2004, the Company paid $15,625 to Mr. Blitz in such capacity. Mr. Blitz remains an employee of Joel Popkin & Co., P.C., in which capacity he will continue to perform the Company's internal accounting as he has done since March 2000. The Company paid Joel Popkin & Co. $54,687 for such accounting services and $8,000 for tax preparation services performed in 2004 and anticipates that it will pay similar amounts for such services in 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         On May 4, 2004, the Board of Directors of the Company engaged Grant Thornton LLP as the Company's new independent accountants to replace KPMG LLP. The following table sets forth the aggregate fees incurred by the Company for the services of its principal accountants in 2004 and 2003:

                                                              2004       2003
                                                            -------    --------
         o   Audit Fees................................     $51,500    $ 64,500
         o   Audit-Related Fees........................     $    --    $     --
         o   Tax Fees..................................     $    --    $ 18,500
         o   All Other Fees............................     $    --    $     --

         Audit fees consist of services rendered to the Company for the audit of the Company's annual consolidated financial statements, reviews of the Company's quarterly financial statements and related services.

         Tax fees consist of tax compliance and related tax services.

         The Company's policy is that, before accountants are engaged by the Company to render audit or non-audit services, the engagement is approved by Cadus's Board of Directors. Cadus's Board of Directors approved Grant Thornton LLP's engagement as the Company's independent auditors for the fiscal year ending December 31, 2004 before Grant Thornton LLP was so engaged. All of the 2004 services described above were approved by the Board of Directors.

         Cadus Corporation has agreed to indemnify and hold KPMG LLP, the Company's former accountants, harmless against and from any and all legal costs and expenses incurred by KPMG LLP in successful defense of any legal action or proceeding that arises as a result of KPMG LLP's consent to the incorporation by reference of its audit report on the Company's past financial statements included herein and incorporated by reference in registration statements on Form S-8 (Nos. 333-58151 and 333-21871).


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   FINANCIAL STATEMENTS PAGE

      Index to Financial Statements                                          F-1

      Report of Independent Registered Public Accounting
      Firm: Grant Thornton LLP                                               F-2

      Report of Independent Registered Public Accounting
      Firm: KPMG LLP                                                         F-3

      Consolidated Financial Statements:
        Consolidated Balance Sheets                                          F-4
        Consolidated Statements of Operations                                F-5
        Consolidated Statements of Stockholders' Equity
          and Comprehensive Income                                           F-6
        Consolidated Statements of Cash Flows                                F-7
        Notes to Consolidated Financial Statements                           F-8

(b)   Reports on Form 8-K

      The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

(c)   Exhibits

EXHIBIT NO.   DESCRIPTION OF DOCUMENT


3.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cadus Pharmaceutical Corporation ("Cadus"), as filed with the Secretary of State of Delaware on June 20, 2003, and Amended and Restated Certificate of Incorporation of Cadus, as filed with the Secretary of State of Delaware on July 22, 1996.(8)

3.2           By-laws of Cadus. (2)

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

23.1          Consent of Grant Thornton LLP

23.2          Consent of KPMG LLP

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

(4) Filed with Cadus's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(5) Filed with Cadus's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(6) Filed with Cadus's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

(7) Filed with Cadus's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(8) Filed with Cadus's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   CADUS CORPORATION


                   By:    /s/ David Blitz
                       ---------------------------------------------------------
                           David Blitz, Chief Executive Officer and President

Date: March 29, 2005

      Each person whose signature appears below constitutes and appoints David Blitz and Jack G. Wasserman, or either of them, each with the power of substitution, his true and lawful attorney-in-fact to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute, may do or choose to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.

         NAME                         TITLE                            DATE

 /s/ David Blitz         Chief Executive Officer and President    March 29, 2005
---------------------    (Principal Executive Officer and
David Blitz              Principal Accounting Officer)


 /s/ James R. Broach     Director                                 March 29, 2005
---------------------
James R. Broach


 /s/ Russell D. Glass    Director                                 March 29, 2005
---------------------
Russell D. Glass


                         Director                                 March 29, 2005
---------------------
Carl C. Icahn


 /s/ Peter S. Liebert    Director                                 March 29, 2005
---------------------
Peter S. Liebert


 /s/ Jack G. Wasserman   Director                                 March 29, 2005
---------------------
Jack G. Wasserman

                        CADUS CORPORATION AND SUBSIDIARY



                                      INDEX



                                                                        Page No.


Report of Independent Registered Public Accounting Firm:
Grant Thornton LLP                                                        F-2

Report of Independent Registered Public Accounting Firm:
KPMG LLP                                                                  F-3

Consolidated Financial Statements:

     Consolidated Balance Sheets - December 31, 2004 and 2003             F-4

     Consolidated Statements of Operations - For the years ended
       December 31, 2004, 2003 and 2002                                   F-5

     Consolidated Statements of Stockholders' Equity and Comprehensive
       Income - For the years ended December 31, 2004, 2003 and 2002      F-6

     Consolidated Statements of Cash Flows - For the years ended
       December 31, 2004, 2003 and 2002                                   F-7

     Notes to Consolidated Financial Statements                           F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Cadus Corporation:


We have audited the accompanying consolidated balance sheet of Cadus Corporation and subsidiary (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
February 18, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Cadus Corporation:

We have audited the accompanying consolidated balance sheet of Cadus Corporation and subsidiary as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadus Corporation and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


Melville, New York
March 19, 2004                                                /s/ KPMG LLP


                                                CADUS CORPORATION AND SUBSIDIARY
                                                   CONSOLIDATED BALANCE SHEETS

                                                       ASSETS
                                                                        December 31,            December 31, 2003
                                                                            2004
                                                                    ---------------------     -----------------------
Current assets:
      Cash and cash equivalents                                          $ 24,045,800                 $ 24,369,223
      Prepaid and other current assets                                         15,550                       34,393
      Investment in marketable securities                                     580,232                    1,412,627
                                                                         ------------                 ------------
                                                                           24,641,582                   25,816,243
           Total current assets
Investment in other ventures                                                  157,637                      162,805
Other assets, net                                                             747,029                      827,935
                                                                         ------------                 ------------
           Total assets                                                  $ 25,546,248                 $ 26,806,983
                                                                         ============                 ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accrued expenses and other current liabilities                     $     14,327                 $     49,164
                                                                         ------------                 ------------
           Total current liabilities                                           14,327                       49,164
                                                                         ------------                 ------------

Commitments and contingencies
Stockholders' equity:

      Common stock, $.01 par value.  Authorized
      35,000,000 shares at December 31, 2004 and
      2003;  issued  13,285,707 shares at December 31,
      2004 and 2003; outstanding 13,144,040 shares at
      December 31, 2004 and 2003                                              132,857                      132,857

      Additional paid-in capital                                           59,844,355                   59,844,355
      Accumulated deficit                                                 (33,589,070)                 (33,195,567)
      Accumulated other comprehensive (loss) income                          (556,146)                     276,249
      Treasury stock                                                         (300,075)                    (300,075)
                                                                         ------------                 ------------
                 Total stockholders' equity                                25,531,921                   26,757,819
                                                                         ------------                 ------------
                 Total liabilities and stockholder's equity              $ 25,546,248                 $ 26,806,983
                                                                         ============                 ============

The accompanying notes are an integral part of these consolidated financial statements.

                        CADUS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Years Ended December 31,
                                                   2004            2003           2002
                                               ------------    ------------    -----------
License and maintenance fees                   $    100,000    $    220,000    $ 1,100,000
                                               ------------    ------------    -----------
           Total revenues                           100,000         220,000      1,100,000
                                               ------------    ------------    -----------
Costs and expenses:

      General and administrative expenses           772,388         834,631        885,406

      Loss from equity in other ventures              5,168           2,117            692
                                               ------------    ------------    -----------
           Total costs and expenses                 777,556         836,748        886,098
                                               ------------    ------------    -----------
Operating (loss) gain                              (677,556)       (616,748)       213,902
                                               ------------    ------------    -----------
Other income:
      Interest income                               255,913         171,218        335,614
      Realized gain on marketable securities             --         313,189        823,189
                                               ------------    ------------    -----------
           Total other income                       255,913         484,407      1,158,803
                                               ------------    ------------    -----------
(Loss) income before income tax provisions         (421,643)       (132,341)     1,372,705
State tax provision (benefit)                       (28,140)         57,355         57,000
                                               ------------    ------------    -----------
           Net (loss) income                   ($   393,503)   ($   189,696)   $ 1,315,705
                                               ============    ============    ===========
Basic and diluted (loss) income per share      ($      0.03)   ($      0.01)   $      0.10
                                               ============    ============    ===========
Weighted average shares of common stock
outstanding - basic and diluted                  13,144,040      13,144,040     13,144,040
                                               ============    ============    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)




                                               COMMON STOCK                  ADDITIONAL         ACCUMULATED
                                          SHARES           AMOUNT          PAID-IN CAPITAL        DEFICIT
                                        ----------        --------         ---------------      ------------
Balance at December 31, 2001            13,285,707        $132,857           $59,844,355        ($34,321,576)

Net income for the year ended
December 31, 2002                               --              --                    --           1,315,705

Unrealized loss on investment in
marketable securities                           --              --                    --                   --

Comprehensive income
                                        ----------        --------           -----------        ------------
Balance at December 31, 2002            13,285,707         132,857            59,844,355         (33,005,871)

Net loss for the year ended
December 31, 2003                               --              --                    --            (189,696)

Unrealized gain on investment in
marketable securities                           --              --                    --                   --

Comprehensive income
                                        ----------        --------           -----------        ------------
Balance at December 31, 2003            13,285,707         132,857            59,844,355         (33,195,567)

Net loss for the year ended
December 31, 2004                               --              --                    --            (393,503)

Unrealized loss on investment in
marketable securities                           --              --                    --                   --

Comprehensive loss
                                        ----------        --------           -----------        ------------
Balance at December 31, 2004            13,285,707        $132,857           $59,844,355        ($33,589,070)
                                        ==========        ========           ===========        ============

The accompanying notes are an integral part of these consolidated financial statements.


                                         ACCUMULATED
                                            OTHER
                                        COMPREHENSIVE          TREASURY STOCK
                                         INCOME (LOSS)      SHARES        AMOUNT             TOTAL
                                        --------------   ---------    ----------        -------------
Balance at December 31, 2001                   $ --      (141,667)     ($300,075)         $25,355,561

Net income for the year ended
December 31, 2002                                --            --             --           1,315,705

Unrealized loss on investment in
marketable securities                      (213,419)           --             --            (213,419)
                                                                                         -----------
Comprehensive income                                                                       1,102,286
                                          ---------       -------     ----------         -----------
Balance at December 31, 2002               (213,419)    (141,667)       (300,075)         26,457,847

Net loss for the year ended
December 31, 2003                                --            --             --            (189,696)

Unrealized gain on investment in
marketable securities                       489,668            --             --             489,668
                                                                                         -----------
Comprehensive income                                                                         299,972
                                          ---------       -------     ----------         -----------
Balance at December 31, 2003                276,249       141,667       (300,075)         26,757,819

Net loss for the year ended
December 31, 2004                                --            --             --            (393,503)

Unrealized loss on investment in
marketable securities                      (832,395)           --             --           ( 832,395)
                                                                                         -----------
Comprehensive loss                                                                        (1,275,898)
                                          ---------       -------      ---------         -----------
Balance at December 31, 2004              ($556,146)      141,667      ($300,075)        $25,531,921
                                          =========       =======      =========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        CADUS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Years Ended December 31,
                                                      2004            2003            2002
                                                  ------------    ------------    ------------
Cash flows from operating activities:
      Net (loss) income                           ($   393,503)   ($   189,696)   $  1,315,705
      Adjustments to reconcile net (loss)
      income to net cash (used in) provided
      by operating activities:

         Amortization                                   80,906          80,906          80,906

         Loss of equity in other ventures                5,168           2,117             692

         Realized gain on marketable securities             --        (313,189)       (823,189)
      Changes in assets and liabilities:
         License fee receivable                             --              --         500,000

         Prepaid and other current assets               18,843          44,660           4,053)

         Other assets                                       --              --             875

         Accrued expenses and other current
         liabilities                                   (34,837)       (178,646)       (617,222)
                                                  ------------    ------------    ------------
Net cash (used in) provided by operating              (323,423)       (553,848)        453,714
activities
                                                  ------------    ------------    ------------
Net (decrease) increase in cash and cash              (323,423)       (553,848)        453,714
equivalents

Cash and cash equivalents - beginning of period     24,369,223      24,923,071      24,469,357
                                                  ------------    ------------    ------------
Cash and cash equivalents - end of period         $ 24,045,800    $ 24,369,223    $ 24,923,071
                                                  ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
                                 ---------------


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

         In December 2001, Cadus organized a wholly owned subsidiary, Cadus Technologies, Inc. (the "Subsidiary"), and transferred its yeast-based drug discovery technologies to the Subsidiary. On December 19, 2001, the Subsidiary licensed such yeast-based drug discovery technologies on a non-exclusive basis to a major pharmaceutical company (see further discussion at Note 7).

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

         (b)      Cash Equivalents

                  The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 2004 and 2003 were cash equivalents of $23,171,572 and $22,921,511, respectively.

         (c)      Other Assets

                  Other non-current assets represent capitalized patent costs that are amortized on a straight-line basis over seventeen years. At December 31, 2004 and 2003

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
                                 ---------------

                  accumulated amortization is $631,990 and $551,084, respectively. Amortization expense recorded in general and administrative expenses amounted to approximately $81,000 for each of the years ended December 31 2004, 2003 and 2002. The annual amortization for the next five years will be approximately $81,000 per year. The Company reviews the carrying value of its patents whenever events or changes in circumstances indicate that the historical cost carrying value of the patents may no longer be appropriate. The amortizable patents are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

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

         (f)      Net (Loss) Income  Per Share

                  Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of dilutive common stock equivalents (stock options). The effect of stock options totaling 79,236 and 434,307 for the years ended December 31, 2004 and 2003, respectively, were not included in the net (loss) income per share calculation because their effect would have been anti-dilutive. Diluted earnings per share for the year ended December 31, 2002 was the same as basic earnings as the exercise prices of all of the Company's outstanding stock

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
                                 ---------------


                  options were greater than the average market price of the common shares. For this reason, for the year ended December 31, 2002, the outstanding stock options totaling 609,309 for the year ended December 31, 2002 were excluded from the calculation of diluted earnings per share.

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

         (i)      Stock-Based Compensation

                  As permitted by the provisions of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," the Company has elected to follow Accounting Principles Board, APB, No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," which uses the intrinsic value method and generally recognizes no compensation cost for employee stock option grants. The Company does not recognize any compensation expense for options granted to employees because it grants all options at fair market value on the date of grant. The adoption of SFAS No. 123R in 2005 will require the Company to expense stock option grants.

                  Pro forma net (loss) income would be the same as the reported net (loss) income for each of the years in the three-year period ended December 31, 2004 had the fair-value-based method been applied to all outstanding awards, which were fully vested as of December 31, 1999.

         (j)      Comprehensive Income

                  Comprehensive income is comprised of net income (loss) and other comprehensive income (losses) (or OCI). OCI includes certain changes in stockholders' equity that are excluded from net income (loss). Specifically, the Company includes in OCI changes in unrealized gains and losses on its available-

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
                                 ---------------

                  for-sale securities. Comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002 has been reflected in the consolidated statements of stockholders' equity. The Company's operations in 2004 gave rise to an unrealized loss on marketable securities classified as available for sale. The Company's operations in 2003 gave rise to an unrealized gain on marketable securities classified as available for sale. The Company's operations in 2002 gave rise to an unrealized loss on marketable securities classified as available for sale.

         (k)      Recently Issued Accounting Standards

                  In December 2004, the FASB issued SFAS No. 123R "SHARE BASED PAYMENT." This statement is a revision to SFAS No. 123, supersedes APB No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and amends SFAS No. 95, "STATEMENT OF CASH FLOWS." This statement will require the Company to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements, and is effective for the first interim reporting period that begins after June 15, 2005.

                  SFAS No. 123R permits public companies to choose between the following two adoption methods:

                  1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or

                  2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

                  As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what the Company's

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
                                 ---------------

                  reported results of operations and earnings per share would have been had it adopted SFAS No. 123, see the discussion under the heading "Stock-Based Compensation" in this note. The adoption of SFAS No. 123R's fair value method may have an impact on the Company's results of operations, although it will have no impact on its overall financial position. Due to timing of the release of SFAS No. 123R, the Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

                  In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

                  In March 2004, the EITF released Issue No. 03-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO
                  CERTAIN INVESTMENTS." EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing "other-than-temporary" guidance until a final consensus is reached. Management does not anticipate that issuance of a final consensus will materially impact the Company's financial condition or results of operations.

(3)      Asset Sale to OSI Pharmaceuticals, Inc.

         On July 30, 1999, Cadus sold to OSI, pursuant to an asset purchase agreement, its drug discovery programs focused on G protein-coupled receptors, its directed library of approximately 150,000 small molecule compounds specifically designed for drug discovery in the G protein-coupled receptor arena, its collaboration with Solvay Pharmaceuticals B.V. ("Solvay Pharmaceuticals"), its lease to its research facility in Tarrytown, New York together with the furniture and fixtures and its lease to equipment in the facility, and its inventory of laboratory supplies. Cadus is entitled to royalties and up to $3.0 million in milestone payments on the first product derived from compounds sold to OSI or from the collaboration with Solvay Pharmaceuticals. Cadus licensed to OSI on a non-exclusive basis certain technology solely to enable OSI to fulfill its obligations under the collaboration with Solvay Pharmaceuticals. Cadus also licensed to OSI on a non-exclusive basis certain proprietary software and technology relating to

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
                                 ---------------

         chemical resins in order to enable OSI to fully benefit from the compounds it acquired from Cadus. Cadus retained ownership of all its other assets, including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, genetic engineering tools, and its genomics databases related to G protein-coupled receptors.

(4)      Litigation

         In March 2002, the arbitrator in the arbitration proceeding commenced against Cadus by Philip N. Sussman, the former Senior Vice President, Finance and Corporate Development, and Chief Financial Officer of Cadus, ruled in favor of Mr. Sussman and awarded him approximately $750,000 in severance pay, interest and attorneys and other costs and fees. A charge of $750,000 was recorded by the company during the year ended 2001. The Company paid the arbitration settlement during 2002.

(5)      Investments in Other Ventures

         In December 1996, Cadus issued a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a shareholder of Cadus is the general partner. The principal amount and interest thereon was paid in December 1998. In addition, Cadus purchased for $160,660 in cash, a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly-owned by the shareholder. Laurel's purpose is to invest, directly or indirectly, in securities of biotechnology companies. Cadus had the right to require the shareholder to match any future investment made by Cadus in Laurel up to an aggregate investment on the part of the shareholder of $5.0 million. This right expired on December 31, 1999. Cadus is not required to make any additional investment in Laurel. As of and for the year ended December 31, 2004, Laurel's assets and net loss totaled $274,636 and $5,793, respectively. The investment is accounted for under the equity method with the recognition of losses limited to Cadus's capital contributions. For the years ended December 31, 2004, 2003 and 2002 Cadus recognized losses of ($5,168), ($2,117)
         and ($692), respectively, related to the investment. The remaining investment in Laurel of $157,637 and $162,805 at December 31, 2004 and 2003, respectively, is reflected as investments in other ventures in the accompanying consolidated balance sheets.

(6)      Investment In Marketable Securities

         Cadus had an equity interest in Axiom Biotechnologies, Inc. ("Axiom"). Due to Axiom's operating losses, Cadus's investment was written down to zero as of December 31, 2000. On August 30, 2002 Axiom entered into a merger agreement with a wholly owned subsidiary of Sequenom, Inc. ("Sequenom") whose shares of common stock are publicly traded on the Nasdaq National Market. Pursuant to the merger, Cadus received 441,446

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
                                 ---------------

         common shares of Sequenom with a fair market value of $2.43 per share, in exchange for its shares of Axiom. Pursuant to the merger, 102,685 of Cadus's 441,446 common shares of Sequenom were held in escrow (the "Escrow Shares") for a one-year period. The Escrow Shares were held to secure rights to indemnification, compensation and reimbursement of Sequenom and other indemnitees as provided in the merger agreement. Upon the closing of the transaction, Cadus recorded a realized gain of $823,189 related to the 338,761 common shares received in the consolidated statement of operations for the year ended December 31, 2002. The Company was restricted from selling the shares for a period of one year from August 30, 2002. The value of the Escrow Shares received was recorded as a deferred gain on marketable securities on the December 31, 2002 consolidated balance sheet. On August 30, 2003, the Escrow Shares were released and accordingly, the Company recorded a realized gain on marketable securities of $313,189 in the consolidated statement of operations for the year ended December 31, 2003.

         In May 2004, the Company became aware that 38,507 shares of the 102,685 Escrow Shares were forfeited pursuant to the indemnification provisions of the merger agreement and therefore were not issued to the Company. Accordingly, to reflect this reduction of the Escrow Shares received by the Company, the investment in marketable securities was reduced by $123,222.

         Pursuant to the provisions of SFAS No. 115, "ACCOUNTING FOR CERTAIN DEBT AND EQUITY SECURITIES," management deems its investment in Sequenom to be available for sale and reports its investment at fair value with net unrealized gains or losses reported within stockholders' equity. The Company's unrealized (loss) gain of ($556,146) and $276,249 on shares received is reflected in accumulated other comprehensive income (loss) at December 31, 2004 and December 31, 2003, respectively.

(7)      Licensing Agreements

         In December 2001, Cadus Technologies, Inc., Cadus's wholly owned subsidiary, licensed its yeast-based drug discovery technologies on a non-exclusive basis to a major pharmaceutical company. Under the licensing agreement, the subsidiary received an up-front non-refundable fee of $500,000 that was recorded as revenue as the Company has no further involvement with the development of the product. The subsidiary received an additional licensing fee of $1,000,000 in October 2002 when the licensee achieved a research milestone. On September 12, 2003, the parties entered into an addendum to the agreement pursuant to which the Company extended the license to an affiliate of the licensee in consideration for the licensee agreeing to pay $120,000 to the Company. The licensee is entitled to use the technologies for five years from December 2001. Following the initial five year term, the licensee may renew the license annually upon payment of an annual licensing fee of $250,000. For the years ended December 31,

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
                                 ---------------

         2004, 2003 and 2002, the Company  recognized $0, $120,000,  $1,000,000, respectively, in license revenue from the licensee.

         In February 2000, Cadus licensed to OSI, on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license and a supplemental license fee of $250,000 which was paid in December 2000 after the lifting of the injunction obtained by SIBIA and recorded as license fee revenue. OSI may terminate the license at any time on 30 days prior written notice. For the years ended December 31, 2004, 2003 and 2002, the Company recognized $100,000 each year in license and maintenance fees from OSI.

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

         The Company has entered into license agreements with various third parties. Generally, the agreements provide that the Company will pay license fees and/or maintenance payments, in return for the use of technology and information and the right to manufacture, use and sell future products. These agreements provide for payments based on the completion of milestone events, as well as royalty payments based upon a percentage of product or assay sales. License fees and maintenance payments for the years ended December 31, 2004, 2003 and 2002 were $0, $27,000 and $25,000, respectively.

(9)      Income Taxes

         Deferred tax assets of approximately $15,588,000 and $15,139,000 at December 31, 2004 and 2003, respectively, relate principally to net operating loss carryforwards of $29,204,000 and $28,811,000, research and development credit carryforwards of $2,535,000 and $2,535,000, and equity losses on investments of $2,864,000 and

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
                                 ---------------

         $2,864,000 at December 31, 2004 and 2003, respectively. An offsetting valuation allowance has been established for the full amount of the deferred tax assets to reduce such assets to zero, as a result of the significant uncertainty regarding their ultimate realization. The aggregate valuation allowance increased $449,000 and $128,000 during the years ended December 31, 2004 and 2003, respectively.

         The Company's net operating loss carryforwards and research and development credit carryforwards noted above expire in various years from 2007 to 2023. The Company's ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986. The Company's tax provision/benefit for each year represents an amount for New York state capital tax. There was no provision for federal income taxes in 2004, 2003 and 2002, due to the current year loss in 2004 and 2003 and the 2002 taxable income was offset by the utilization of the Company's available net operating loss carryforwards.

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

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
                                 ---------------


                  Activity under the 1993 Plan is as follows:

                                             Options Outstanding
                                          Number of        Weighted Average
                                            Shares          Exercise Price
                                         ------------     ------------------
Balance at December 31, 2001                276,739          $   1.52
2002 activity                                    --                --
                                           --------
Balance at December 31, 2002                276,739          $   1.52
2003 activity
    Canceled                               (175,002)               --
                                           --------
Balance at December 31, 2003                101,737          $   1.50
2004 activity
    Canceled                               (101,737)               --
                                           --------
Balance at December 31, 2004                    -0-                --


         (b) Cadus entered into stock option agreements not pursuant to any plan with certain directors, employees, founders and consultants. These options generally become exercisable according to a schedule of vesting as determined by the Compensation Committee of the Board of Directors. The options become exercisable in installments over a period of months or years. As of December 31, 2004, an aggregate of 70,069 common shares was reserved for issuance pursuant to such stock option agreements.

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

                  Activity for all the above grants not issued pursuant to any plan is as follows:

                                             Options Outstanding
                                          Number of        Weighted Average
                                            Shares          Exercise Price
                                         ------------     ------------------
Balance at December 31, 2001                 323,403         $   2.42
2002 activity                                     --               --
                                           ---------
Balance at December 31, 2002                 323,403         $   2.42
2003 activity                                     --               --
                                           ---------
Balance at December 31, 2003                 323,403         $   2.42
2004 activity
    Cancelled                               (253,334)              --
                                           ---------
Balance at December 31, 2004                  70,069         $   5.76
                                           =========

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
                                 ---------------

The following table summarizes stock option information for grants not subject to any plan as of December 31, 2004:

                                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                         -------------------------------------      -----------------------------
                                         WEIGHTED AVERAGE
      RANGE OF            NUMBER             REMAINING       WEIGHTED AVERAGE         NUMBER     WEIGHTED AVERAGE
   EXERCISE PRICES      OUTSTANDING      CONTRACTUAL LIFE     EXERCISE PRICE        EXERCISABLE   EXERCISE PRICE
   ---------------      -----------      ----------------    -----------------      -----------  ----------------
       $3.60               22,069               .97                $3.60              22,069          $3.60
       $6.75               48,000              1.88                $6.75              48,000          $6.75
                           ------                                                     ------
                           70,069              1.29                $5.76              70,069          $5.76
                           ======

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
                                 ---------------

         (c) Effective May 10, 1996, the 1993 Plan was replaced by the 1996 Incentive Plan ("the 1996 Plan") with respect to all future awards to Cadus's employees and consultants. However, awards made under the 1993 Plan will continue to be administered in accordance with the 1993 Plan. The options granted under the 1996 Plan may be either incentive stock options or nonqualified options. In December 1996, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and such increase was approved by the stockholders of Cadus in June 1997. In December 1997, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased to 1,833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and approved by the stockholders of Cadus in June 1998. On December 31, 2004, 1,736,221 shares of stock remained available for awards under the 1996 Plan.

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

                  Activity under the 1996 Plan is as follows:


                                             Options Outstanding
                                          Number of        Weighted Average
                                            Shares          Exercise Price
                                         ------------     ------------------
Balance at December 31, 2001                 9,167            $   6.56
2002 activity                                   --                  --
                                          --------
Balance at December 31, 2002                 9,167            $   6.56
2003 activity                                   --                  --
                                          --------
Balance at December 31, 2003                 9,167            $   6.56
2004 activity
                                          --------
Balance at December 31, 2004                 9,167            $   6.56
                                          ========

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
                                 ---------------

The following table summarizes stock option information for the 1996 Plan as of December 31, 2004:

                                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                         -------------------------------------      -----------------------------
                                         WEIGHTED AVERAGE
      RANGE OF            NUMBER             REMAINING       WEIGHTED AVERAGE         NUMBER     WEIGHTED AVERAGE
   EXERCISE PRICES      OUTSTANDING      CONTRACTUAL LIFE     EXERCISE PRICE        EXERCISABLE   EXERCISE PRICE
   ---------------      -----------      ----------------    -----------------      -----------  ----------------
   $6.38 to $6.63           9,167               2.24               $6.56              9,167            $6.56

(11)     Accrued Expenses and Other Current Liabilities

         Accrued expenses and other current liabilities are comprised of the following:

                                               2004               2003
                                               ----               ----

Accrued professional fees                  $ 14,327           $ 45,365
Other accrued expenses                           --              3,799
                                           --------           --------
Total                                      $ 14,327           $ 49,164
                                           ========           ========

(12)     Related Party Transactions

         James Broach provides consulting services to the Company for patent and license related matters, for which he was paid $13,000, $13,000 and $7,000 in calendar years 2004, 2003 and 2002, respectively. These consulting services were recorded as a component of general and administrative expenses during each of the respective periods. No amounts were included in accrued expenses as of December 31, 2004, 2003 and 2002.

         In May 2004, the Board of Directors appointed David Blitz the acting Chief Executive Officer of the Company at the rate of $25,000 per annum for the interim period during which the Company is continuing its search for a new Chief Executive Officer. In 2004, the Company paid $15,625 to Mr. Blitz in such capacity. Mr. Blitz remains an employee of Joel Popkin & Co., P.C., in which capacity he has performed the Company's internal accounting since March 2000. The Company paid Joel Popkin & Co. $54,687 for such accounting services and $8,000 for tax preparation services performed in 2004.

(13)     Commitments and Contingencies

         Lease Commitments

         Cadus currently leases storage space on a month-to-month basis. Rent expense, excluding utility and operating costs, for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $12,708, $13,400 and $6,370, respectively.

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
                                 ---------------

(14) Condensed Quarterly Financial Data (Unaudited)

Fiscal 2004 Quarter Ended                        December 31        September 30            June 30          March 31
License and maintenance fees                     $       --         $        --         $       --         $ 100,000
Operating (loss)                                   (201,628)           (188,319)          (159,756)         (127,853)
Net (loss)                                          (59,313)           (117,023)          (123,691)          (93,476)
Net (loss) per share:
    Basic and diluted                                 (0.00)              (0.01)             (0.01)            (0.01)

Fiscal 2003 Quarter Ended                        December 31        September 30            June 30          March 31

License and maintenance fees                     $       --            $ 120,000        $       --         $ 100,000
Operating (loss)                                   (130,793)            (49,110)          (240,791)         (196,054)
Net (loss) income                                  (153,780)             300,522          (193,971)         (142,467)
Net (loss) income per share:
    Basic and diluted                                 (0.01)                0.02             (0.01)            (0.01)