Form 10-Q
period 2005-03-31
CADUS CORP
filed 2005-05-16
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2005
                                      --------------

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _____________

                         Commission File Number 0-28674
                                                -------


                                CADUS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified on its Charter)

                     Delaware                                 13-3660391
--------------------------------------------------    --------------------------
 (State of Other Jurisdiction of Incorporation or          (I.R.S. Employer
                  Organization)                           Identification No.)


       767 Fifth Avenue, New York, New York                      10153
--------------------------------------------------    --------------------------
     (Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code          (212) 702-4315
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


The number of shares of registrant's common stock, $0.01 par value, outstanding as of April 30, 2005 was 13,144,040.

                                CADUS CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                           3

       PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets - March 31, 2005
               (unaudited) and December 31, 2004                            4

               Condensed Consolidated Statements of Operations -
               Three Months Ended March 31, 2005 and 2004 (unaudited)       5

               Condensed Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 2005 and 2004 (unaudited)       6

               Notes to Condensed Consolidated Financial Statements
               (unaudited)                                                7 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       11 - 12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        12

Item 4.  Controls and Procedures                                           12

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       12

Item 3.  Defaults Upon Senior Securities                                   13

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8K                                   13

SIGNATURES

EXHIBIT INDEX

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

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                CADUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              March 31,               December 31,
                                                                                2005                      2004
                                                                           -------------             -------------
                                                                            (Unaudited)
Current assets:

      Cash and cash equivalents                                             $ 24,166,471              $ 24,045,800
      Prepaid and other current assets                                            15,550                    15,550
      Investment in marketable securities                                        427,115                   580,232
                                                                           -------------             -------------
                                                                              24,609,136                24,641,582
           Total current assets

Investment in other ventures                                                     158,736                   157,637
Other assets, net                                                                726,803                   747,029
                                                                           -------------             -------------
           Total assets                                                     $ 25,494,675              $ 25,546,248
                                                                           =============             =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accrued expenses and other current liabilities                      $     75,182              $     14,327
                                                                           -------------             -------------

                   Total current liabilities                                      75,182                    14,327
                                                                           -------------             -------------
Commitments

Stockholders' equity:

          Common stock                                                           132,857                   132,857
          Additional paid-in capital                                          59,844,355                59,844,355
          Accumulated deficit                                              (  33,548,381)            (  33,589,070)
          Accumulated other comprehensive (loss) income                    (     709,263)            (     556,146)
          Treasury stock                                                   (     300,075)            (     300,075)
                                                                           -------------             -------------
                 Total stockholders' equity                                   25,419,493                25,531,921
                                                                           -------------             -------------
                 Total liabilities and stockholder's equity                 $ 25,494,675              $ 25,546,248
                                                                           =============             =============



     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three Months Ended
                                                                             March 31,
                                                                  2005                    2004
                                                              -------------           -------------
                                                               (Unaudited)             (Unaudited)

License and maintenance fees                                   $    100,000            $    100,000
                                                              -------------           -------------
           Total revenues                                           100,000                 100,000
                                                              -------------           -------------
Costs and expenses:

      General and administrative expenses                           202,844                 224,555

      (Gain) loss from equity in other ventures               (       1,099)                  3,298
                                                              -------------           -------------
           Total costs and expenses                                 201,745                 227,853
                                                              -------------           -------------
Operating loss                                                (     101,745)          (     127,853)


Other income:

      Interest income                                               142,434                  34,377
                                                              -------------           -------------
Income (loss) before income taxes                                    40,689           (      93,476)

Income taxes                                                             --                     --
                                                              -------------           -------------
           Net income (loss)                                   $     40,689           ($     93,476)
                                                              =============           =============
Basic and diluted net income (loss) per weighted average
share of common stock outstanding                              $       0.00           ($       0.01)
                                                              =============           =============

Weighted average shares of common stock outstanding -
basic and diluted                                                13,144,040              13,144,040
                                                              =============           =============



     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three Months Ended
                                                                                  March 31,
                                                                        2005                    2004
                                                                    -------------           -------------
                                                                     (Unaudited)             (Unaudited)

Cash flows from operating activities

      Net income (loss)                                              $     40,689           ($     93,476)

      Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

           Amortization of patent costs                                    20,226                  20,226

           (Income) loss of equity in other ventures                (       1,099)                  3,298

      Changes in assets and liabilities:

           (Increase) in license fee receivable                                --           (     100,000)

           (Increase) in prepaid and other current assets                      --           (       3,413)

           Increase in accrued expenses and other current
           liabilities                                                     60,855                  11,447
                                                                    -------------           -------------
Net cash provided by (used in) operating activities                       120,671           (     161,918)
                                                                    -------------           -------------
Net increase (decrease) in cash and cash equivalents                      120,671           (     161,918)

Cash and cash equivalents - beginning of period                        24,045,800              24,369,223
                                                                    -------------           -------------
Cash and cash equivalents - end of period                            $ 24,166,471            $ 24,207,305
                                                                    =============           =============



     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note - 1      ORGANIZATION AND BASIS OF PREPARATION

              The information presented as of March 31, 2005 and for the three-month period then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2004 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2004.

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc. All intercompany balances and transactions have been eliminated in consolidation.

              The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

Note - 2      NET INCOME (LOSS) PER SHARE

              For the three-month periods ended March 31, 2005 and 2004 basic net income (loss) per share is computed by dividing the net income
              (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended March 31, 2005 was the same as basic earnings per share as all of the Company's outstanding options' and warrants' exercise prices were greater than the average market price of the common shares. For this reason, for the three months ended March 31, 2005, 79,236 options and warrants were excluded from the calculation of diluted earnings per share. The Company incurred a loss for the three-month period ended March 31, 2004; the inclusion of common stock equivalents in the calculation of diluted loss per share would have been anti-dilutive and was therefore excluded.

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

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



              pursuant to which the Company extended the license to an affiliate of the licensee in consideration for the licensee agreeing to pay $120,000 to the Company.

              In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. ("OSI"), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee of $250,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. During the three-month period ended March 31, 2005 and 2004, the Company recognized $100,000 of license revenue related to this agreement.

Note - 4      INVESTMENT IN MARKETABLE SECURITIES

              The Company had an equity interest in Axiom Biotechnologies, Inc. ("Axiom"). Due to Axiom's operating losses, the Company's investment was written down to $0 at December 31, 2001. On August 30, 2002, Axiom entered into a merger agreement with a wholly-owned subsidiary of Sequenom, Inc., which is publicly traded on the Nasdaq National Market. In connection with the merger, the Company received 441,446 common shares of Sequenom, Inc. with a fair market value of $2.43 per share in exchange for its shares in Axiom. Pursuant to the merger, 102,685 of the Company's 441,446 common shares of Sequenom, Inc. were held in escrow (the "Escrow Shares") for a one-year period that expired on August 30, 2003. The Escrow Shares were held to secure rights to indemnification, compensation and reimbursement of Sequenom and other indemnitees as provided in the merger agreement. Upon the closing of the transaction, Cadus recorded a realized gain of $823,189 related to the 338,761 common shares received in the consolidated statement of operations for the year ended December 31, 2002. The Company was advised that the Escrow Shares had been released on August 30, 2003 and, accordingly, the Company recorded a realized gain on marketable securities related to the Escrow Shares of $313,189 in the consolidated statement of operations for the year ended December 31, 2003. In May 2004, the Company became aware that 38,507 shares of the 102,685 Escrow Shares were forfeited pursuant to the indemnification provisions of the merger agreement and therefore not issued to the Company. Accordingly, to reflect this reduction of the Escrow Shares received by the Company, the investment in marketable securities was reduced by $123,222 on the March 31, 2004 consolidated balance sheet.

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

Note - 5      ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

              Statement of Financial Accounting Standards No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS 144"), addresses financial accounting and reporting

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



              for the impairment or disposal of long-lived assets. The Company's long-lived assets (principally capitalized patent costs) are required to be measured at the lower of carrying amount of fair value, less cost to sell, whether reported in continuing operations or discontinued operations. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company's judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the Company's overall business strategy, and market and economic trends. In the future, events could cause the Company to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on the Company's financial condition and results of operations. The provisions of SFAS No. 144 did not have an impact on the Company's financial statements as of and for the three months ended March 31, 2005.

Note - 6      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

              In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards
              ("SFAS") No. 123R "SHARE BASED PAYMENT." This statement is a revision to SFAS No. 123, supersedes Accounting Principles Board ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and amends SFAS No. 95, "STATEMENT OF CASH FLOWS." This statement will require the Company to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements. On April 14, 2005, the Securities and Exchange Commission adopted a rule amendment that delayed the compliance dates for SFAS No. 123R such that the Company is now allowed to adopt the standard no later than January 1, 2006.

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

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

Note - 7      COMPREHENSIVE INCOME

              The Company classifies its investment in marketable securities as available-for-sale.

              Unrealized gains and losses on available-for-sale securities are reported in accumulated other comprehensive income, a component of stockholders' equity.

              Other comprehensive income for the three months ended March 31,

                                                                   2005            2004
                                                                 --------        --------

                      Net income (loss)                          $ 40,689       ($ 93,476)

                      Accumulated other comprehensive (loss)    ( 153,117)      ( 256,192)
                                                                 --------        --------

                           Comprehensive (loss)                 ($112,428)      ($349,668)
                                                                 ========        =========

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

At March 31, 2005, the Company had an accumulated deficit of approximately $33.5 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

REVENUES

Revenues for the three months ended March 31, 2005 and 2004 were $100,000, which is the annual maintenance fee from OSI.

COSTS AND EXPENSES

General and administrative expenses decreased to $202,844 for the three months ended March 31, 2005 from $224,555 for the same period in 2004. Patent costs and professional fees increased by $10,201; insurance expense decreased by $13,338; there was a decrease of $12,960 due to a sales tax audit payment in 2004 in connection with the sale of assets to OSI in 1999 and net decreases in other expenses of $5,614.

For the three months ended March 31, 2005 the Company recognized income of $1,099 in its investment in Laurel Partners Limited Partnership. The loss for the same period in 2004 was $3,298.

INTEREST INCOME

Interest income for the three months ended March 31, 2005 was $142,434 compared to interest income of $34,377 for the same period in 2004. This increase is attributable primarily to higher interest rates earned on invested funds.

NET INCOME (LOSS)

Net income for the three months ended March 31, 2005 was $40,689 compared to a net loss of $93,476 for the same period in 2004. This increase can be attributed primarily to a decrease in general and administrative expenses and an increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005 the Company held cash and cash equivalents of $24.2 million. The Company's working capital at March 31, 2005 was $24.5 million.

The Company believes that its existing capital resources, together with interest income, will be sufficient to support its operations through the end of 2006. This forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to acquire or invest in companies and income-producing assets and the expenses of pursuing such transactions.

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

                                CADUS CORPORATION
                                (REGISTRANT)


Dated: May 16, 2005        By: /s/ David Blitz
                              --------------------------------------------------
                               David Blitz
                               President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

                                  EXHIBIT INDEX


The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.                Description
----------                 -----------

31                         Certifications

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002