Form 10-Q
period 2005-06-30
CADUS CORP
filed 2005-08-11
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2005
                                        -------------

    | |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                         Commission File Number 0-28674
                                                -------

                                CADUS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified on its Charter)


                   Delaware                                13-3660391
-------------------------------------------------    ------------------------
(State of Other Jurisdiction of Incorporation or        (I.R.S. Employer
                 Organization)                         Identification No.)


      767 Fifth Avenue, New York, New York                    10153
------------------------------------------------     ------------------------
    (Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number, Including Area Code        (212) 702-4315
                                                     ------------------------

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

The number of shares of registrant's common stock, $0.01 par value, outstanding as of July 31, 2005 was 13,144,040.

                                CADUS CORPORATION

                                      INDEX

                                                                                                          Page No.
                                                                                                          --------
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                                                            3

        PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets - June 30, 2005 (unaudited) and                         4
               December 31, 2004 (audited)

               Condensed Consolidated Statements of Operations - Three Months Ended                          5
               June 30, 2005  and 2004 (unaudited)

               Condensed Consolidated Statements of Operations - Six Months Ended                            6
               June 30, 2005 and 2004 (unaudited)

               Condensed Consolidated Statements of Cash Flows - Six Months Ended                            7
               June 30, 2005 and 2004 (unaudited)

               Notes to Condensed Consolidated Financial Statements (unaudited)                            8 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                       12 - 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          13

Item 4.  Controls and Procedures                                                                             14

                                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                   14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                         14

Item 3.  Defaults Upon Senior Securities                                                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                                                 14

Item 5.  Other Information                                                                                   14

Item 6.  Exhibits and Reports on Form 8K                                                                     14

SIGNATURES                                                                                                   15

EXHIBIT INDEX                                                                                                16

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of our plans, strategies and objectives for our future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and other similar words. Although the Company believes that the expectations reflected in our forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, technological uncertainties regarding the Company's technologies, risks and uncertainties relating to the Company's ability to license its technologies to third parties, the Company's ability to acquire and operate other companies, the Company's capital needs and uncertainty of future funding, the Company's history of operating losses, the Company's dependence on proprietary technology and the unpredictability of patent protection, intense competition in the pharmaceutical and biotechnology industries, rapid technological development that may result in the Company's technologies becoming obsolete, as well as other risks and uncertainties discussed in the Company's other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                CADUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                 June 30,              December 31,
                                                                                                   2005                    2004
                                                                                               ------------            ------------
                                                                                                (Unaudited)
Current assets:

      Cash and cash equivalents                                                                $ 23,934,122            $ 24,045,800
      Prepaid and other current assets                                                               27,110                  15,550
      Investment in marketable securities                                                           467,409                 580,232
                                                                                               ------------            ------------
                                                                                                 24,428,641              24,641,582
           Total current assets

Investment in other ventures                                                                        157,428                 157,637
Other assets, net                                                                                   766,917                 747,029
                                                                                               ------------            ------------
           Total assets                                                                        $ 25,352,986            $ 25,546,248
                                                                                               ============            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

          Accrued expenses and other current liabilities                                       $     35,457            $     14,327
                                                                                               ------------            ------------
           Total current liabilities                                                                 35,457                  14,327
                                                                                               ------------            ------------

    Commitments

Stockholders' equity:

          Common stock                                                                              132,857                 132,857
          Additional paid-in capital                                                             59,844,355              59,844,355
          Accumulated deficit                                                                   (33,690,639)            (33,589,070)
          Accumulated other comprehensive (loss)                                                   (668,969)               (556,146)
          Treasury stock                                                                           (300,075)               (300,075)
                                                                                               ------------            ------------
                 Total stockholders' equity                                                      25,317,529              25,531,921
                                                                                               ------------            ------------
                 Total liabilities and stockholders' equity                                    $ 25,352,986            $ 25,546,248
                                                                                               ============            ============



     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                           Three Months Ended
                                                                                                                June 30,
                                                                                                        2005               2004
                                                                                                     ------------      ------------
                                                                                                      (Unaudited)       (Unaudited)
License and maintenance fees                                                                         $         --      $         --
                                                                                                     ------------      ------------
           Total revenues                                                                                      --                --
                                                                                                     ------------      ------------
Costs and expenses:

      General and administrative expenses                                                                 313,599           159,884

      Loss (gain) from equity in other ventures                                                             1,308              (128)
                                                                                                     ------------      ------------
           Total costs and expenses                                                                       314,907           159,756
                                                                                                     ------------      ------------
Operating loss                                                                                           (314,907)         (159,756)

Other income:

      Interest income                                                                                     172,649            36,065
                                                                                                     ------------      ------------
(Loss) before income taxes                                                                               (142,258)         (123,691)

Income taxes                                                                                                   --                --
                                                                                                     ------------      ------------
           Net (loss)                                                                                ($   142,258)     ($   123,691)
                                                                                                     ============      ============
Basic and diluted (loss) per weighted average share of
common stock outstanding                                                                             ($      0.01)     ($      0.01)
                                                                                                     ============      ============
Weighted average shares of common stock outstanding -
basic and diluted                                                                                      13,144,040        13,144,040
                                                                                                     ============      ============



     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                           Six Months Ended
                                                                                                                June 30,
                                                                                                        2005               2004
                                                                                                     ------------      ------------
                                                                                                     (Unaudited)       (Unaudited)
License and maintenance fees                                                                         $    100,000      $    100,000
                                                                                                     ------------      ------------
           Total revenues                                                                                 100,000           100,000
                                                                                                     ------------      ------------
Costs and expenses:

      General and administrative expenses                                                                 516,443           384,439

      Loss from equity in other ventures                                                                      209             3,170
                                                                                                     ------------      ------------
           Total costs and expenses                                                                       516,652           387,609
                                                                                                     ------------      ------------
Operating loss                                                                                           (416,652)         (287,609)

Other income:

      Interest income                                                                                     315,083            70,442
                                                                                                     ------------      ------------
(Loss) before income taxes                                                                               (101,569)         (217,167)

Income taxes                                                                                                 --                --
                                                                                                     ------------      ------------
           Net (loss)                                                                                ($   101,569)     ($   217,167)
                                                                                                     ============      ============
Basic and diluted (loss) per weighted average share of
common stock outstanding                                                                             ($      0.01)     ($      0.02)
                                                                                                     ============      ============
Weighted average shares of common stock outstanding -
basic and diluted                                                                                      13,144,040        13,144,040
                                                                                                     ============      ============



     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                           Six Months Ended
                                                                                                                June 30,
                                                                                                         2005              2004
                                                                                                     ------------      ------------
                                                                                                      (Unaudited)       (Unaudited)
Cash flows from operating activities:
      Net (loss)                                                                                     ($   101,569)     ($   217,167)
      Adjustments to reconcile net (loss) to net cash (used
      in) operating activities:

           Amortization of patent costs                                                                    40,913            40,453

           Loss of equity in other ventures                                                                   209             3,170

      Changes in assets and liabilities:
           (Increase) in prepaid and other current
           assets                                                                                         (11,560)           (1,824)

           Increase (decrease) in accrued expenses
           and other current liabilities                                                                   21,130           (22,822)
                                                                                                     ------------      ------------
Net cash (used in) operating activities                                                                   (50,877)         (198,190)
                                                                                                     ------------      ------------
Cash flows from investing activities:

           Patent licenses acquired                                                                       (60,801)               --
                                                                                                     ------------      ------------
Net cash (used in) investing activities                                                                   (60,801)               --
                                                                                                     ------------      ------------
Net (decrease) in cash and cash equivalents                                                              (111,678)         (198,190)

Cash and cash equivalents - beginning of period                                                        24,045,800        24,369,223
                                                                                                     ------------      ------------
Cash and cash equivalents - end of period                                                            $ 23,934,122      $ 24,171,033
                                                                                                     ============      ============



     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note - 1      ORGANIZATION AND BASIS OF PREPARATION

              The information presented as of June 30, 2005 and for the three and six-month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2004 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2004.

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc. All intercompany balances and transactions have been eliminated in consolidation.

              The results of operations for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

Note - 2      NET LOSS PER SHARE

              For the three and six-month periods ended June 30, 2005 and 2004 basic net (loss) per share is computed by dividing the net (loss) by the weighted average number of common shares outstanding. The Company incurred a loss for the three and six-month periods ended June 30, 2005 and 2004; the inclusion of options and warrants for 79,236 shares in the calculation of diluted loss per share would have been anti-dilutive and was therefore excluded.

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

              In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. ("OSI"), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



              of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee of $250,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. During the six-month period ended June 30, 2005 and 2004, the Company recognized $100,000 of license revenue related to this agreement.

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

Note - 5      ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

              Statement of Financial Accounting Standards No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company's long-lived assets (principally capitalized patent costs) are required to be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or discontinued operations. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company's judgments regarding the

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



              existence of impairment indicators are based on historical and projected future operating results, changes in the Company's overall business strategy, and market and economic trends. In the future, events could cause the Company to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on the Company's financial condition and results of operations. The provisions of SFAS No. 144 did not have an impact on the Company's financial statements as of and for the three and six-month periods ended June 30, 2005.


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

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

              Unrealized gains and losses on available-for-sale securities are reported in accumulated other comprehensive (loss), a component of stockholders' equity.

              Other comprehensive (loss) for the six and three-month periods ended June 30,

                                                                 Six Months                        Three Months
                                                                 ----------                        ------------
                                                           2005              2004             2005             2004
                                                           ----              ----             ----             ----
              Net (loss)                                ($101,569)        ($217,167)       ($142,258)       ($123,691)
              Accumulated other comprehensive
              (loss) gain                                (112,823)         (824,336)          40,294         (568,144)
                                                        ---------       -----------        ---------        ---------
              Comprehensive (loss)                      ($214,392)      ($1,041,503)       ($101,964)       ($691,835)
                                                        =========       ===========        =========        =========

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

At June 30, 2005, the Company had an accumulated deficit of approximately $33.7 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

REVENUES

There were no revenues for the three months ended June 30, 2005 and 2004.

COSTS AND EXPENSES

General and administrative expenses increased to $313,599 for the three months ended June 30, 2005 from $159,884 for the same period in 2004. Patent costs increased by $62,096, licensing fees increased by $50,000, franchise tax increased by $38,348 and professional fees increased by $28,833. Insurance and stockholder relations decreased by $28,573. Other expenses increased by $3,011.

INTEREST INCOME

Interest income for the three months ended June 30, 2005 was $172,649 compared to interest income of $36,065 for the same period in 2004. This increase is attributable to higher interest rates earned on invested funds.

NET (LOSS)

Net loss for the three months ended June 30, 2005 was $142,258, compared to a net loss of $123,691 for the same period in 2004. This increase in net loss can be attributed primarily to a increase in patent costs, licensing fees and franchise taxes, offset by an increase in interest income.

SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

REVENUES

Revenues for the six months ended June 30, 2005 and 2004 were $100,000, which is the annual maintenance fee from OSI.

COSTS AND EXPENSES

General and administrative expenses increased to $516,443 for the six months ended June 30, 2005 from $384,439 for the same period in 2004. Patent costs increased by $56,817, professional fees increased by $44,313, license fees increased by $50,000 and franchise taxes increased by $34,818. Insurance and stockholder relations decreased by $40,628 and a prior year's sale tax assessment decreased by $12,960. Other expenses decreased by $356.

For the six months ended June 30, 2005 the Company recognized a loss of $209 in its investment in Laurel Partners Limited Partnership. The loss for the same period in 2004 was $3,170.

INTEREST INCOME

Interest income for the six months ended June 30, 2005 was $315,083 compared to interest income of $70,442 for the same period in 2004. This increase is attributable to higher interest rates earned on invested funds.

NET (LOSS)

Net loss for the six months ended June 30, 2005 was $101,569, compared to a net loss of $217,167 for the same period in 2004. This decrease in net loss can be attributed primarily to an increase in interest income offset by increases in patent costs, licensing fees, professional fees and franchise taxes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005 the Company held cash and cash equivalents of $23.9 million. The Company's working capital at June 30, 2005 was $24.4 million.

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

         (b)      Reports on Form 8-K.

                  A Current Report on Form 8-K was filed on June 23, 2005 to report a change in the Company's certifying accountant to Holtz Rubenstein Reminick LLP from Grant Thornton LLP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CADUS CORPORATION
                                       (REGISTRANT)


Dated:   August 11, 2005       By:         /s/ David Blitz
                                  ----------------------------------------------
                                           David Blitz
                                           President and Chief Executive Officer
                                           (Authorized Officer and Principal
                                           Financial Officer)

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