Form 10-Q
period 2005-09-30
CADUS CORP
filed 2005-11-04
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

    [_]  For the quarterly period ended SEPTEMBER 30, 2005
                                        ------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                         Commission File Number 0-28674

                                CADUS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified on its Charter)

                   Delaware                                  13-3660391
---------------------------------------------------  ---------------------------
(State of Other Jurisdiction of Incorporation             (I.R.S. Employer
               or Organization)                         Identification No.)


     767 Fifth Avenue, New York, New York                      10153
---------------------------------------------------  ---------------------------
   (Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code         (212) 702-4315
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

                              Yes    _X_       No  ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes    ___       No  _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

                              Yes    ___       No  _X_

The number of shares of registrant's common stock, $0.01 par value, outstanding as of October 31, 2005 was 13,144,040.

                                CADUS CORPORATION

                                      INDEX
                                                                        PAGE NO.
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                           3

        PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets - September 30, 2005
             (unaudited) and December 31, 2004 (audited)                    4

             Condensed Consolidated Statements of Operations -
             Three Months Ended September 30, 2005 and 2004 (unaudited)     5

             Condensed Consolidated Statements of Operations -
             Nine Months Ended September 30, 2005 and 2004 (unaudited)      6

             Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 2005 and 2004 (unaudited)      7

             Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                  8 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       12 - 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        14

Item 4.  Controls and Procedures                                           14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       14

Item 3.  Defaults Upon Senior Securities                                   14

Item 4.  Submission of Matters to a Vote of Security Holders               15

Item 5.  Other Information                                                 15

Item 6.  Exhibits                                                          15

SIGNATURES                                                                 16

EXHIBIT INDEX                                                              17

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

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                CADUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                  September 30,     December 31,
                                                      2005              2004
                                                   -----------      -----------
                                                   (Unaudited)       (Audited)
Current assets:
   Cash and cash equivalents                       $23,968,513      $24,045,800
   Prepaid and other current assets                     40,140           15,550
   Investment in marketable securities                 386,821          580,232
                                                   -----------      -----------

      Total current assets                          24,395,474       24,641,582

Investment in other ventures                           159,268          157,637
Other assets, net                                      745,308          747,029
                                                   -----------      -----------
      Total assets                                 $25,300,050      $25,546,248
                                                   ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
Accrued expenses and other current
liabilities                                      $     48,253     $     14,327
                                                 ------------     ------------

      Total current liabilities                        48,253           14,327
                                                 ------------     ------------


Commitments
Stockholders' equity:
   Common stock                                       132,857          132,857
   Additional paid-in capital                      59,844,355       59,844,355
   Accumulated deficit                            (33,675,783)     (33,589,070)
   Accumulated other comprehensive (loss)            (749,557)        (556,146)
   Treasury stock                                    (300,075)        (300,075)
                                                 ------------     ------------
      Total stockholders' equity                   25,251,797       25,531,921
                                                 ------------     ------------
      Total liabilities and
      stockholder's equity                       $ 25,300,050     $ 25,546,248
                                                 ============     ============


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                          September 30,
                                                     2005              2004
                                                 ------------      ------------
                                                  (Unaudited)       (Unaudited)
License and maintenance fees                     $         --      $         --
                                                 ------------      ------------
      Total revenues                                       --                --
                                                 ------------      ------------
Costs and expenses:
   General and administrative expenses                188,676           231,674

   (Gain) from equity in other ventures                (1,840)             (615)
                                                 ------------      ------------
      Total costs and expenses                        186,836           231,059
                                                 ------------      ------------
Operating loss                                       (186,836)         (231,059)
Other income:
   Interest income                                    201,692            71,296
   Refund of prior year franchise tax                      --            42,740
                                                 ------------      ------------
Income (loss) before income taxes                      14,856          (117,023)
Income taxes                                               --                --
                                                 ------------      ------------

      Net income (loss)                          $     14,856      ($   117,023)
                                                 ============      ============
Basic and diluted income (loss) per weighted
average share of common stock outstanding        $       0.00      ($      0.01)
                                                 ============      ============
Weighted average shares of common stock
outstanding - basic and diluted                    13,144,040        13,144,040
                                                 ============      ============


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Nine Months Ended
                                                         September 30,
                                                     2005              2004
                                                 ------------      ------------
                                                 (Unaudited)       (Unaudited)

License and maintenance fees                     $    100,000      $    100,000
                                                 ------------      ------------
      Total revenues                                  100,000           100,000
                                                 ------------      ------------
Costs and expenses:
   General and administrative expenses                705,119           616,113
   (Gain) loss from equity in other ventures           (1,631)            2,555
                                                 ------------      ------------
      Total costs and expenses                        703,488           618,668
                                                 ------------      ------------
Operating loss                                       (603,488)         (518,668)
Other income:
   Interest income                                    516,775           141,738
   Refund of prior year franchise tax                      --            42,740
                                                 ------------      ------------
(Loss) before income taxes                            (86,713)         (334,190)
Income taxes                                               --                --
                                                 ------------      ------------
      Net (loss)                                 ($    86,713)     ($   334,190)
                                                 ============      ============
Basic and diluted (loss) per weighted
average share of common stock outstanding        ($      0.01)     ($      0.03)
                                                 ============      ============

Weighted average shares of common stock
outstanding - basic and diluted                    13,144,040        13,144,040
                                                 ============      ============


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Nine Months Ended
                                                          September 30,
                                                      2005             2004
                                                  ------------     ------------
                                                   (Unaudited)      (Unaudited)
Cash flows from operating activities:
   Net (loss)                                     ($    86,713)    ($   334,190)
   Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
      Amortization of patent costs                      62,522           60,679
      (Gain) loss of equity in other ventures           (1,631)           2,555
   Changes in assets and liabilities:
      (Increase) in prepaid and other
      current assets                                   (24,590)              (4)
      Increase (decrease) in accrued expenses
      and other current liabilities                     33,926          (30,969)
                                                  ------------     ------------
Cash (used in) operating activities                    (16,486)        (301,929)
                                                  ------------     ------------
Cash flows from investing activities:
   Patent licenses acquired                            (60,801)              --
                                                  ------------     ------------
Cash (used in) investing activities                    (60,801)              --
                                                  ------------     ------------
Net (decrease) in cash and cash equivalents            (77,287)        (301,929)
Cash and cash equivalents - beginning of period     24,045,800       24,369,223
                                                  ------------     ------------
Cash and cash equivalents - end of period         $ 23,968,513     $ 24,067,294
                                                  ============     ============


    See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
              Notes to Condensed Consolidated Financial Statements


Note - 1    ORGANIZATION AND BASIS OF PREPARATION

            The information presented as of September 30, 2005 and for the three and nine-month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2004 consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2004.

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc. All inter-company balances and transactions have been eliminated in consolidation.

            The results of operations for the three and nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

Note - 2    NET  INCOME (LOSS) PER SHARE

            For the three and nine-month periods ended September 30, 2005 and 2004, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. The Company had net income for the three-month period ended September 30, 2005, a net loss for the three-month period ended September 30, 2004 and a net loss for the nine-month periods ended September 30, 2005 and 2004. The inclusion of options and warrants for 79,236 shares in the calculation of diluted income
            (loss) per share would have been anti-dilutive and was therefore excluded.

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

                                CADUS CORPORATION
              Notes to Condensed Consolidated Financial Statements


            In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. ("OSI"), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee of $250,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. During the nine-month periods ended September 30, 2005 and 2004, the Company recognized $100,000 of license revenue related to this agreement.

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

Note - 5    ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

            Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company's long-lived assets (principally capitalized patent costs) are required to be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or discontinued operations. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate

                                CADUS CORPORATION
              Notes to Condensed Consolidated Financial Statements


            that the carrying value of an asset may not be recoverable. The Company's judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the Company's overall business strategy, and market and economic trends. In the future, events could cause the Company to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on the Company's financial condition and results of operations. The provisions of SFAS No. 144 did not have an impact on the Company's financial statements as of and for the three and nine-month periods ended September 30, 2005.

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

                                CADUS CORPORATION
              Notes to Condensed Consolidated Financial Statements


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

            Other comprehensive (loss) for the nine and three-month periods ended September 30,

                                       NINE MONTHS            THREE MONTHS
                                 -----------------------   --------------------
                                    2005         2004        2005        2004
                                 ---------   -----------   --------   ---------

            Net (loss) income    ($ 86,713)  ($  334,190)  $ 14,856   ($117,023)
            Accumulated other
            comprehensive (loss)  (193,411)   (1,029,835)   (80,588)   (205,499)
                                 ---------   -----------   --------   ---------
            Comprehensive (loss) ($280,124)  ($1,364,025)  ($65,732)  ($322,522)
                                 =========   ===========   ========   =========

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

            At September 30, 2005, the Company had an accumulated deficit of approximately $33.7 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

            RESULTS OF OPERATIONS

            THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

            REVENUES

            There were no revenues for the three months ended September 30, 2005 and 2004.

            COSTS AND EXPENSES

            General and administrative expenses decreased to $188,676 for the three months ended September 30, 2005 from $231,674 for the same period in 2004. Professional fees decreased by $36,779, insurance decreased by $13,336, directors' fees decreased by $5,000 and stockholder relationship expenses increased by $14,060. Other expenses decreased by $1,943.

            INTEREST INCOME

            Interest income for the three months ended September 30, 2005 was $201,692 compared to interest income of $71,296 for the same period in 2004. This increase is attributable primarily to higher interest rates earned on invested funds.

            NET INCOME (LOSS)

            Net income for the three months ended September 30, 2005 was $14,856, compared to a net loss of $117,023 for the same period in 2004. This decrease in net loss can be attributed primarily to an increase in interest income and a decrease in professional fees.

            NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

            REVENUES

            Revenues for the nine months ended September 30, 2005 and 2004 were $100,000, which is the annual maintenance fee from OSI.

            COSTS AND EXPENSES

            General and administrative expenses increased to $705,119 for the nine months ended September 30, 2005 from $616,113 for the same period in 2004. Patent costs increased by $53,323, professional fees increased by $7,534, license fees increased by $50,000 and franchise taxes increased by $38,653. Insurance decreased by $40,012 and a prior year's sales tax assessment decreased by $12,960. Other expenses decreased by $7,532.

            For the nine months ended September 30, 2005 the Company recognized a gain of $1,631 in its investment in Laurel Partners Limited Partnership. The loss for the same period in 2004 was $2,555.

            INTEREST INCOME

            Interest income for the nine months ended September 30, 2005 was $516,775 compared to interest income of $141,738 for the same period in 2004. This increase is attributable primarily to higher interest rates earned on invested funds.

            NET (LOSS)

            Net loss for the nine months ended September 30, 2005 was $86,713 compared to a net loss of $334,190 for the same period in 2004. This decrease in net loss can be attributed primarily to an increase in interest income offset by increases in patent costs, licensing fees and franchise taxes.

            LIQUIDITY AND CAPITAL RESOURCES

            At September 30, 2005, the Company held cash and cash equivalents of approximately $24.0 million. The Company's working capital at September 30, 2005 was approximately $24.3 million.

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

                     None.

            Item 3.  Defaults Upon Senior Securities.

                     None.

            Item 4.  Submission of Matters to a Vote of Security Holders.

            On September 14, 2005, the Company held its annual meeting of stockholders in New York, New York. The holders of 10,970,997 shares of Common Stock were present or represented by proxy and, accordingly, a quorum was present. The following matter was voted upon and received the votes set forth below:

            All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:
                                                Votes For      Votes Withheld
                     James R. Broach           10,051,334         919,663
                     Russell D. Glass          10,098,134         872,863
                     Carl C. Icahn             10,049,290         921,707
                     Peter S. Liebert          10,051,490         919,507
                     Jack G. Wasserman         10,051,190         919,807

            Item 5.  Other Information.

                     None.

            Item 6.  Exhibits.

                     The Exhibits listed in the Exhibit Index are included in this quarterly report on Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CADUS CORPORATION
                                    (REGISTRANT)


Dated:      November 4, 2005        By:  /s/ David Blitz
                                        -------------------------------
                                        David Blitz
                                        President and Chief Executive Officer
                                        (Authorized Officer and Principal
                                        Financial Officer)

                                  EXHIBIT INDEX


The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.       Description
-----------       -----------

31                Certifications

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002