Form 10-K
period 2005-12-31
CADUS CORP
filed 2006-03-31
CIK 911148

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31,2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-28674

                                CADUS CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  13-3660391
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

           767 Fifth Avenue
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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes: |_| No: |X|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
Yes: |_| No: |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: |_| No: |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: |_| No: |X|

      As of June 30, 2005, the aggregate market value of the registrant's voting common equity held by non-affiliates was $11,345,514.86.

      Number of shares outstanding of each class of Common Stock, as of March 15, 2006: 13,144,040 shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and stated securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of the Company's plans, strategies and objectives for the Company's future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and other similar words. Although the Company believes that the expectations reflected in the Company's forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to the Company's ability to license its technologies to third parties, the Company's inability to acquire and operate other companies, the Company's capital needs and uncertainty of future funding, the Company's history of operating losses, the unpredictability of patent protection, risk of obsolescence of the Company's technologies, as well as other risks and uncertainties discussed in the Risk Factors section in Item 1A of this Annual Report on Form 10-K. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

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

Cadus  has  a  wholly  owned   subsidiary,   Cadus   Technologies,   Inc.   (the
"Subsidiary"), which holds all patents, patent applications, know how, licenses and drug discovery technologies of the Company.

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

      Prior to July 30, 1999, Cadus developed several proprietary technologies that exploit the similarities between yeast and human genes to elucidate gene function and cell signaling pathways. On July 30, 1999, Cadus sold to OSI, pursuant to an asset purchase agreement, its drug discovery programs focused on G Protein-coupled receptors, its directed library of approximately 150,000 small molecule compounds specifically designed for drug discovery in the G Protein-coupled receptor arena, its collaboration with Solvay Pharmaceuticals B.V. ("Solvay Pharmaceuticals"). Pursuant to such sale transaction, Cadus would be entitled to royalties and up to $3.0 million in milestone payments on the first product derived from compounds sold to OSI or from the collaboration with Solvay Pharmaceuticals. To date no such payments have been received and there can be no assurance that Cadus will be entitled to any such payments in the future. Cadus retained ownership of all its other assets, including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, and genetic engineering tools and its genomics databases related to G Protein-coupled receptors. Cadus ceased its drug discovery operations and research efforts for collaborators as a result of this transaction. The Company's current Chief Executive Officer is a consultant. See Item 10. Directors and Executive Officers of the Company.

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

THE COMPANY'S PROPRIETARY DRUG DISCOVERY TECHNOLOGIES

The following relates to the Company's existing proprietary technology. Since Cadus sold its drug discovery assets to OSI in 1999, the Company has had no internal drug discovery operations nor has it engaged in research efforts for collaborative partners.

BACKGROUND

      The human body is comprised primarily of specialized cells that perform different physiological functions and that are organized into organs and tissues. All human cells contain DNA, which is arranged in a series of subunits known as genes. It is estimated that there are at least 25,000 genes in the human genome. Genes are responsible for the production of proteins. Proteins such as hormones, enzymes and receptors are responsible for managing most of the physiological functions of humans, including regulating the body's immune system.

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

      The majority of cell surface receptors encoded by the human genome are structurally and functionally related proteins called G protein-coupled receptors (GPCRs). The importance of G Protein-coupled receptors is demonstrated by the fact that a large number of currently available prescription drugs work by interacting with known G Protein-coupled receptors. These drugs include the anti-ulcer agents Zantac and Tagamet, the anti-depressants Prozac and Zoloft, and the anti-histamine Claritin. Many of these drugs were developed through the application of time consuming and expensive trial and error methods without an understanding of the chemistry and structure of the G Protein-coupled receptors with which they interact. More efficient drug discovery methods are available once the gene sequence, biological function and role in disease processes of a G Protein-coupled receptor have been determined.

TRADITIONAL DRUG DISCOVERY

      Drug discovery consists of three key elements: (i) the target, such as a receptor, on which the drug will act, (ii) the potential drug candidates, which include organic chemicals, proteins or peptides, and (iii) the assays or tests to screen these compounds to determine their effect on the target.

      Historically, drug discovery has been an inefficient and expensive process. However, scientific advances have created new and improved tools for drug discovery. For example, molecular biology is identifying a growing number of targets and their gene sequences. There have been significant developments in turning these gene sequences into drug discovery candidates. Cells have been genetically engineered to produce assays that more effectively replicate the physiological environment of a living organism. Robotics have enabled the creation of high-throughput screening systems. Combinatorial chemistry has enhanced the ability to optimize lead compounds by improving their pharmacological characteristics. However, due to the complexity of G Protein-coupled receptors, these advances do not offer a comprehensive, rapid and cost effective approach to the identification of drug discovery candidates targeted at G Protein-coupled receptors.

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

HYBRID YEAST CELLS

      The Company developed a proprietary technology to insert human genes into yeast cells to create hybrid yeast cells. The Company's scientists typically created hybrid yeast cells by replacing yeast G Protein-coupled receptor genes and certain signaling molecules with their human equivalents. As a result, these hybrid yeast cells express a human G Protein-coupled receptor and a portion of its signaling pathway. These hybrid yeast cells can be used to identify those compounds that act as agonists or antagonists to that receptor or a molecule that is in its signaling pathway. The Company designed and developed more than twenty-five thousand genetically different yeast strains that can be used to build novel hybrid yeast cells (the "Yeast System").

APPLICATIONS OF THE YEAST SYSTEM.

HIGH THROUGHPUT SCREENING.

      The Yeast System provides a facile means of identifying molecules that alter the activity of G protein coupled receptors through high throughput screening. Screens using the Yeast System have been run in the high throughput screening facilities of several different companies. These studies have confirmed the various attributes of the Yeast System as a means of identifying modulators of receptor function.

o Functional readout: Since the Yeast System reports the activity of the target GPCR, one can screen compounds directly for agonists or antagonists of the target receptor.

o Low cost: Receptor bearing yeast grow in inexpensive microbial media, provide a limitless source of material and require no biochemical extraction or purification. In addition, assays have been performed in as small a volume as 80 nanoliters.

o Accurate response: Extensive comparisons of the pharmacologic response of several human GPCRs have demonstrated that the response of a human GPCR in yeast accurately reflects the properties of the GPCR in human cells.

o Highly reproducible: High throughput assays using the Yeast System yield extremely low coefficient of variation, comparable to the most reliable high throughput assays.

IDENTIFICATION OF LIGANDS FOR ORPHAN GPCRS.

      The Yeast System also provides a procedure for identifying natural and artificial ligands for orphan G protein coupled receptors, i.e., proteins predicted to be GPCRs but whose function in the organism is not known. The most valuable reagent for characterizing orphan receptors is the natural ligand. Screening methods using the Yeast System in conjunction with natural extracts provide an avenue for identification of natural ligands. However, even artificial ligands, which can be recovered from high throughput screens of orphan receptors expressed in yeast, can open the door to functional characterization of an orphan receptor to determine whether the receptor would be a reasonable target for therapeutic intervention in a disease.

      Using an agar-based screening platform in a multiplexed format, Cadus scientists were able to screen large numbers of discrete small molecules against many human orphan receptors. Other formats - high density microtiter plates, for example - also have been successfully used with the Yeast System to interrogate orphan receptors. A number of natural and surrogate ligands to human orphan receptors have been identified using the Yeast System.

RESOURCES

      The Company maintains all its strains as well as a biological database that catalogues the Company's collection of proprietary cells, cell lines, yeast strains and genetic engineering tools. This database currently has approximately 30,000 entries, which include the phenotype and the genotype of the cell or yeast strain and its storage site.

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

      In December 2001, the Subsidiary licensed to a major pharmaceutical company, on a non-exclusive basis, its yeast technologies, including various reagents and its library of over

25,000 yeast strains. The licensee paid to the Subsidiary an up-front non-refundable fee of $500,000. In October 2002, the licensee paid to the Subsidiary an additional $1,000,000 when the licensee achieved a research milestone. On September 12, 2003, the parties entered into an addendum to the agreement pursuant to which the Company extended the license to an affiliate of the licensee in consideration for the licensee agreeing to pay $120,000 to the Company. The license terminates on December 31, 2006; however the licensee may extend the term for additional one-year periods by paying to the Subsidiary $250,000 for each one-year extension. The Subsidiary is seeking to license its yeast technologies to other third parties on a non-exclusive basis.

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

      The Subsidiary relies upon patents and trade secrets to protect its proprietary technologies. As of March 15, 2006, the Subsidiary is the assignee of 11 issued U.S. patents and 31 related granted foreign patents covering aspects of its yeast technology and is the exclusive worldwide licensee of four issued U.S. patents and 17 related granted foreign patents for use in drug discovery. In addition, as of such date, the Subsidiary has filed or held licenses to 17 other U.S. patent applications, as well as 13 related foreign patent applications.

      The Company has obtained from Duke University an exclusive worldwide license to four issued U.S. patents and 17 related granted foreign patents as well as U.S. and international patent applications covering hybrid yeast cell technologies. These patents and patent applications are directed to hybrid yeast cells engineered to express human G Protein-coupled receptors and to methods of their use. In consideration for such license, the Subsidiary pays a minimum annual royalty and is required to make payments upon the achievement by the Subsidiary of certain drug development milestones and to pay royalties (net of minimum royalties) on the sale of drugs by the Subsidiary which were initially identified by the Subsidiary through the use of the licensed technology. In lieu of milestones and royalty payments on sales of drugs by sublicensees initially identified by sublicensees through the use of the licensed technology, the Subsidiary pays an annual fee (net of the minimum annual royalty) for each sublicense granted by it to such technology.

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

      The field of gene discovery has become intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents covering their gene discoveries. Some of these applications or patents may be competitive with the Company's applications or conflict in certain respects with claims made under the Company's applications. Moreover, because patent applications in the United States and abroad are published not earlier than eighteen months from their earliest effective filing date and because publication of technological developments in the scientific or patent literature often lags behind the date of such developments, the Company cannot be certain that it was the first to invent the subject matter covered by its patents or patent applications or that it was the first to file patent applications for such inventions. If an issue regarding priority of inventions were to arise with respect to any of the patents or patent applications of the Company or its licensors, the Company might have to participate in litigation or interference proceedings declared by the United States Patent and Trademark Office or similar agencies in other countries to determine priority of invention. Any such participation could result in substantial cost to the Company, even if the eventual outcome were favorable to the Company.

      In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company or its licensors, to protect trade secrets, know-how or other intellectual property rights owned by the Company, or to determine the scope and validity of the proprietary rights of third parties. Such litigation could result in substantial cost to and diversion of resources by the Company. An adverse outcome in any such litigation or proceeding could subject the Company to significant liabilities.

COMPETITION

      The biotechnology and pharmaceutical industries are intensely competitive. The Company's technologies consist principally of genetically engineered yeast cells. The Company is aware of companies, such as Glaxo Smith Kline, Plc, that may use yeast as a drug discovery medium. In addition, many smaller companies are pursuing these areas of research. Many of the Company's competitors have greater financial and human resources than the Company. There can be no assurance that competitors of the Company will not develop competing drug discovery technologies that are more effective than those developed by the Company thereby rendering the Company's drug discovery technologies obsolete or noncompetitive. Moreover, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's ability to use or license its drug discovery technologies, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

      As of March 15, 2006, the Company had no employees. David Blitz, the acting Chief Executive Officer of Cadus and the Subsidiary, is not an employee of Cadus or the Subsidiary, and is serving under a consulting arrangement as the acting Chief Executive Officer of Cadus and the Subsidiary at the rate of $25,000 per annum.

ITEM 1A. RISK FACTORS.

      AN INVESTMENT IN THE SHARES OF CADUS' COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. ACCORDINGLY, INVESTORS AND PROSPECTIVE INVESTORS SHOULD CONSIDER CAREFULLY THE FOLLOWING RISK

FACTORS, AS WELL AS ALL OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, IN CONNECTION WITH INVESTMENTS IN SHARES OF CADUS' COMMON STOCK.

THE COMPANY MAY BE UNABLE TO DERIVE REVENUES FROM ITS TECHNOLOGIES

      The Company has licensed its yeast technologies to OSI and a major pharmaceutical company. Under its license, OSI is obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior notice. The major pharmaceutical company has fully paid for its license, which terminates on December 31, 2006, but may extend the term for additional one-year periods by paying the Company $250,000 for each one-year extension. The Company is seeking to license its yeast technologies to other third parties. There can be no assurance that the existing licensing arrangements will be extended or renewed or will not be terminated or that the Company will enter into new licensing arrangements with other third parties.

      Certain of the Company's former collaborative partners are required to make payments to the Company upon the achievement by them of certain pre-clinical and drug development milestones and to pay the Company royalties on the sale of any drugs developed as a result of past research collaboration with the Company or through the use of the Company's drug discovery technologies. The Company's receipt of revenues from drug development milestones or royalties on sales under agreements with its former collaborative partners is dependent upon the activities and the development, manufacturing and marketing resources of its former collaborative partners. Development of new pharmaceutical products is highly uncertain, and no assurance can be given that the Company's drug discovery technologies will result in any commercially successful products developed by the Company's former collaborative partners. There can be no assurance that such former collaborative partners will pursue the development and commercialization of such products, that any such development or commercialization would be successful or that the Company will derive any additional revenue from such arrangements. While the Company pursuant to arrangements with its former collaborative partners may be entitled to receive milestone payments and royalties with respect to drugs developed from compounds identified or confirmed using the Company's technologies, there can be no assurance that disputes will not arise over whether or not specific compounds were identified or confirmed using the Company's technologies and are, therefore, covered by such royalty and milestone provisions. Furthermore, there can be no assurance that the Company's former collaborative partners will not pursue alternative technologies in preference to those of the Company. To date, the Company has not received revenues from its former collaborative partners from drug development milestones or royalties.

HISTORY OF OPERATING LOSSES

      The Company has incurred operating losses in each year since its inception with the exception of 2002. At December 31, 2005, the Company had an accumulated deficit of approximately $33.6 million. The Company's losses have resulted principally from costs incurred in connection with its previous research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. The Company expects to incur additional operating losses over the next several years.

UNCERTAINTY OF UTILIZATION OF OPERATING LOSS AND RESEARCH AND DEVELOPMENT CREDIT CARRYFORWARDS.

      The Company had a net operating loss carryforward of $29,260,000 and a research and development credit carryforward of $2,535,000 at December 31, 2005. These net operating loss carryforwards and the research and development credit carryforward expire in various years from 2007 to 2025. The Company's ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations, and there can be no assurance that the Company will be able to utilize such carryforwards.

UNCERTAINTY OF FUTURE PROFITABILITY

      The Company's ability to generate revenues and become profitable is dependent in large part on the ability of the Company to enter into additional licensing arrangements. There can be no assurance that the Company will be able to do so or that the Company will ever achieve profitability.

UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS

      Patent law as it relates to inventions in the biotechnology field is still evolving, and involves complex legal and factual questions for which legal principles are not firmly established. Accordingly, no predictions can be made regarding the breadth or enforceability of claims allowed in the patents that have been issued to the Company or its licensors or in patents that may be issued to the Company or its licensors in the future. Accordingly, no assurance can be given that the claims in such patents, either as initially allowed by the United States Patent and Trademark Office or any of its foreign counterparts or as may be subsequently interpreted by courts inside or outside the United States, will be sufficiently broad to protect the Company's proprietary rights, will be commercially valuable or will provide competitive advantages to the Company and its present or future licensees. Further, there can be no assurance that patents will be granted with respect to any of the Company's pending patent applications or with respect to any patent applications filed by the Company in the future. There can be no assurance that any of the Company's issued or licensed patents would ultimately be held valid or that efforts to defend any of its patents, trade secrets, know-how or other intellectual property rights would be successful.

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

      In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company or its licensors, to protect trade secrets, know-how or other intellectual property rights owned by the Company, or to determine the scope and validity of the proprietary rights of third parties. Such litigation could result in substantial cost to and diversion of resources by the Company. An adverse outcome in any such litigation or proceeding could subject the Company to significant liabilities.

RISK OF OBSOLESCENCE OR LIMITATIONS ON THE COMPANY'S TECHNOLOGIES

      The Company's technologies consist principally of genetically engineered yeast cells. The Company is aware of companies, such as Glaxo Smith Kline, Plc, that may use yeast as a drug discovery medium. In addition, many smaller companies are pursuing these areas of research. There can be no assurance that competitors of the Company will not develop competing drug discovery technologies that are more effective than those developed by the Company thereby rendering the Company's drug discovery technologies obsolete or noncompetitive. Moreover, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's ability to use or license its drug discovery technologies, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

INABILITY TO IDENTIFY ACQUISITIONS OR INVESTMENTS

      At December 31, 2005, the Company had cash and cash equivalents of $24 million. The Company is presently seeking to use a portion of its available cash to acquire or invest in companies or income producing assets. To date the Company has not been able to identify an appropriate acquisition or investment and there can be no assurance that it will do so. There also can be no assurance that acquisitions or investments by the Company will be profitable.

UNCERTAINTY OF ACCESS TO CAPITAL

      There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

CONTROL BY EXISTING STOCKHOLDERS; CONCENTRATION OF STOCK OWNERSHIP

      Carl C. Icahn beneficially owns approximately 38% of the outstanding shares of Common Stock. As a result, Mr. Icahn, acting alone, will be able to control most matters requiring approval by the stockholders of the Company, including the election of directors, the adoption of charter amendments, and the approval of mergers and other extraordinary corporate transactions. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

POSSIBLE VOLATILITY OF STOCK PRICE

      The market prices for securities of biotechnology companies have been highly volatile and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Announcements of technological innovations or new commercial products by the Company's licensees or its competitors, developments concerning proprietary rights, including patents and litigation matters, publicity regarding actual or potential results with respect to products or compounds under development by the Company's licensees or former collaborative partners, regulatory developments in both the United States and foreign countries, changes in reimbursement policies, developments in the Company's relationship with current or future licensees, if any, public concern as to the safety and efficacy of drugs developed by the Company's licensees or former collaborative partners using the Company's technologies, public concern as to the efficacy of new technologies, general market conditions, as well as quarterly fluctuations in the Company's revenues, if any, and financial results and other factors, may have a significant effect on the market price of the Common Stock. In particular, the realization of any of the risks described in these "Risk Factors" could have an adverse effect on the market price of the Company's Common Stock.

ANTI-TAKEOVER EFFECT OF DELAWARE CORPORATE LAW

      Certain provisions of the Delaware corporate law may have the effect of deterring hostile takeovers or delaying or preventing changes in the control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices.

ABSENCE OF DIVIDENDS

      The Company has not paid any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

ITEM 2. PROPERTIES.

      Cadus leases  storage space on a  month-to-month  basis in Tarrytown,  New
York.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

      FISCAL YEAR 2005                                         HIGH         LOW
      First quarter ended March 31, 2005                      $1.58        $1.46
      Second quarter ended June 30, 2005                      $1.59        $1.47
      Third quarter ended September 30, 2005                  $1.67        $1.51
      Fourth quarter ended December 31, 2005                  $1.65        $1.56

      FISCAL YEAR 2004                                         HIGH         LOW
      First quarter ended March 31, 2004                      $1.73        $1.44
      Second quarter ended June 30, 2004                      $1.68        $1.56
      Third quarter ended September 30, 2004                  $1.66        $1.53
      Fourth quarter ended December 31, 2004                  $1.61        $1.54

      As of March 15, 2006, there were approximately 76 holders of record of Cadus's Common Stock.

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

                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                   2005              2004          2003             2002            2001
                                                   ----              ----          ----             ----            ----
STATEMENT OF OPERATIONS DATA:                             (dollars in thousands, except share and per share data)
Revenues                                           $  100            $  100        $  220          $ 1,100          $  600
                                                  -------           -------       -------          -------         -------
Operating costs and expenses:
    Total costs and expenses                          808               778           837              886           1,077
                                                   ------           -------       -------          -------         -------
    Operating (loss) income                          (708)             (678)         (617)             214            (477)
Net (loss) income                                 ($   41)          ($  394)      ($  190)(1)      $ 1,316(2)      ($  317)(3)
                                                  =======           =======       =======          =======         =======
Basic and diluted net (loss) income per
share                                              $ 0.00           ($ 0.03)      ($ 0.01)         $  0.10         ($ 0.02)
                                                  =======           =======       =======          =======         =======
Shares used in calculation of basic and
diluted net (loss) income per share            13,144,040        13,144,040    13,144,040       13,144,040      13,144,040

                                                                  DECEMBER 31,
                                                                  ------------
                                    2005             2004             2003             2002             2001
                                    ----             ----             ----             ----             ----
BALANCE SHEET DATA:                                              (in thousands)
Cash and cash equivalents        $ 24,045         $ 24,046         $ 24,369         $ 24,923         $ 24,469
Total assets                       25,212           25,546           26,807           26,870           26,201
Accumulated deficit               (33,630)         (33,589)         (33,196)         (33,006)         (34,322)
Stockholders' equity               25,185           25,532           26,758           26,458           25,356

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R "SHARE BASED PAYMENT." This statement is a revision to SFAS No. 123, supersedes Accounting Principles Board ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and amends SFAS No. 95, "STATEMENT OF CASH FLOWS." This statement will require the Company to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements, and is effective for the first interim reporting period that begins after December 31, 2005.

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

      As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with some exceptions. The adoption of SFAS No. 123R's fair value method may have an impact on the Company's results of operations, although it will have no impact on its overall financial position. The Company has not yet determined the method of adoption for this new standard.

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

      In March 2004, the FASB Emerging Issues Task Force (EITF) released Issue No. 03-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS." EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position ("FSP") EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing "other-than-temporary" guidance until a final consensus is reached. Management does not anticipate that issuance of a final consensus will materially impact the Company's financial condition or results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      Cadus was incorporated in 1992 and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, Cadus sold its drug discovery assets to OSI Pharmaceuticals, Inc. ("OSI") and ceased its internal drug discovery operations and research efforts for collaborative partners. Cadus currently has limited operations, no employees and the Company's current Chief Executive Officer is a consultant. See Item 10. Directors and Officers of the Company. The Company is currently seeking to (i) license the Subsidiary's drug discovery technologies and (ii) to use a portion of its available cash to acquire or invest in companies or income producing assets. While such companies or assets might be in the biotechnology or pharmaceutical industries, the Company will consider acquisitions or investments in other industries as well.

      The Company has incurred operating losses in each year since its inception except for an operating gain of approximately $214,000 for the year ended December 31, 2002. At December 31, 2005, the Company had an accumulated deficit of approximately $33.6 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income.

      As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. Despite the fact that the Company has no employees and limited operations, it continues to incur general and administrative expenses. These, for the most part, relate to legal, accounting and other costs associated with maintaining a public company and legal and other costs relating to the maintenance of patents. For the year ended December 31, 2005, such expenses aggregated $812,031 and included patent costs (including legal fees) and license fees of approximately $362,000, legal fees (other than in connection with patents) of approximately $114,000, bookkeeping, and accounting and tax preparation fees of approximately $126,000. Since the Company only had revenues of $100,000, it incurred an operating loss of $708,262 for the year ended December 31, 2005.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005 AND 2004

      REVENUES

      Revenues for 2005 and 2004 were $100,000 which is the annual maintenance fee from OSI.

      OPERATING EXPENSES

      General and administrative expenses increased to $812,031 for 2005 from $772,388 in 2004. This increase was attributable to an increase in patent costs of $41,934 and an increase in patent licensing costs of $52,000, offset by a decrease in insurance costs of $49,378 and a decrease in sales tax of $12,960 in connection with the sale of assets to OSI in 1999. There was an increase of $8,047 in sundry expenses.

      EQUITY IN OTHER VENTURES

      Equity in other ventures in 2005 reflects a gain of $3,769 from the Company's investment in Laurel Partners Limited Partnership. There was a $5,168 loss in 2004 from such investment.

      INTEREST INCOME

      Interest income for 2005 increased to $751,430 from $255,913 in 2004. This increase was attributable primarily to investment in money market funds with a higher yield. The average interest earned on invested funds was approximately 3.1% in 2005.

      NET (LOSS)

      The net loss for 2005 was $41,084 compared to net loss of $393,503 in 2004. The decrease in net loss is attributable to increases in interest income of $495,517 and in income in other ventures of $8,937, offset by increases in operating expenses of $39,643 and in state taxes of $112,392.

YEARS ENDED DECEMBER 31, 2004 AND 2003

      REVENUES

      Revenues for 2004 decreased to $100,000 from $220,000 in 2003. This decrease is attributable to the Company having received a one-time fee of $120,000 in 2003 in consideration for the Company's extension of a license to an affiliate of the licensee and not having received such a fee in 2004.

      OPERATING EXPENSES

      General and administrative expenses decreased to $772,388 for 2004 from $834,631 in 2003. This decrease was attributable to a decrease of $48,754 in insurance costs, a decrease of $27,000 in patent licensing costs, a decrease of $4,899 in patent costs and professional fees, offset by an increase in sales tax of $12,960 in connection with the sale of assets to OSI in 1999. There was an increase of $5,450 in sundry expenses.

      EQUITY IN OTHER VENTURES

      Equity in other ventures in 2004 reflects a loss of $5,168 from the Company's investment in Laurel Partners Limited Partnership. There was a $2,117 loss in 2003 from such investment.

      INTEREST INCOME

      Interest income for 2004 increased to $255,913 from $171,218 in 2003. This increase was attributable primarily to a switch in money market funds with a higher yield. The average interest earned on invested funds was approximately 1.1% in 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2005 the Company held cash and cash equivalents of $24.0 million. The Company's working capital at December 31, 2005 was $24.3 million.

      In February 2000, Cadus licensed to OSI, on a non-exclusive basis, its yeast technologies. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice.

      In December 2001, the Company licensed to a major pharmaceutical company, on a non-exclusive basis, its yeast technologies. The licensee paid to the Subsidiary an up-front non-refundable fee of $500,000. In October 2002, the licensee paid to the Subsidiary an additional $1,000,000 when the licensee achieved a research milestone. In September 2003, the licensee paid an additional $120,000 pursuant to an addendum to the license agreement under which the Company extended the license to an affiliate of the licensee. The license terminates on December 31, 2006; however, the licensee may extend the term for additional one-year periods by paying to the Subsidiary $250,000 for each one-year extension.

      The Company believes that its existing resources, together with interest income, will be sufficient to support its current and projected funding requirements through the end of 2007. This forecast of the period of time through which the Company's financial resources will be adequate to support its operation is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to license its technologies and otherwise realize value from its assets, the transactions, if any, arising from the Company's efforts to acquire or invest in companies or income producing assets and the expenses of pursuing such transactions.

NET OPERATING LOSS CARRYFORWARDS

      At December 31, 2005 the Company had tax net operating loss carryforwards of approximately $29.3 million and research and development credit carryforwards of approximately $2.5 million which expire in years 2007 through 2025. Such net operating loss carryforwards may be utilized under certain conditions as a deduction against future income and such development credit carryforwards may be utilized under certain circumstances as an offset against future taxes. The
Company's   ability  to  utilize  such  net  operating  loss  and  research  and development credit carryforwards is subject to certain limitations due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986.

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

ITEM 8. FINANCIAL STATEMENTS

      The financial statements and notes thereto may be found following Item 15 of this report. For an index to the financial statements, see Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

      The report of KPMG LLP on the consolidated financial statements of the Company for the fiscal year ended December 31, 2003 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audit of the consolidated financial statements of the Company for the fiscal year ended December 31, 2003, and during the period from January 1, 2004 through May 4, 2004, the Company did not have any disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused it to make reference to the subject matter of the disagreements in connection with its report on the Company's consolidated financial statements as of and for the fiscal year ended December 31, 2003. During the period of time from January 1, 2002 through May 4, 2004, there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K adopted by the Securities and Exchange Commission.

      During the fiscal years ended December 31, 2003 and 2002, and during the period from January 1, 2004 through May 4, 2004, the Company did not consult with Grant Thornton LLP regarding any of the matters specified in Item 304(a)(2) of Regulation S-K.

      On June 23, 2005, the Board of Directors of the Company engaged Holtz Rubenstein Reminick LLP as the Company's new independent accountants to replace Grant Thornton LLP. The Board of Directors decided to solicit proposals from independent accounting firms during April and May 2005. After receiving these proposals and considering a variety of factors, the Board of Directors voted to engage Holtz Rubenstein Reminick LLP as the Company's new independent accountants and to dismiss Grant Thornton LLP effective upon the engagement of Holtz Rubenstein Reminick LLP.

      The report of Grant Thornton LLP on the consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2004 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audit of the consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2004, and during the period from January 1, 2005 through June 23, 2005, the Company did not have any disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Grant Thornton LLP would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company's consolidated financial statements as of and for the fiscal year ended December 31, 2004. During the period of time from May 4, 2004, when the Company engaged Grant Thornton LLP, through June 23, 2005, there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K adopted by the Securities and Exchange Commission (the "Commission").

      During the fiscal years ended December 31, 2004 and December 31, 2003, and during the period from January 1, 2005 through June 23, 2005, the Company did not consult with Holtz Rubenstein Reminick LLP regarding any of the matters specified in Item 304(a)(2) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

      Based on the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, the Company's President and Chief Executive Officer, who also performs functions similar to those of a principal financial officer, concluded that the Company's disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company's periodic filings with the Securities and Exchange Commission. During the year ended December 31, 2005, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Information with respect to the executive officers and directors of Cadus as of March 15, 2006 is set forth below:

NAME                               AGE     POSITION
----                               ---     --------

James R. Broach, Ph.D.             58      Director

Russell D. Glass                   43      Director

Carl C. Icahn                      70      Director

Peter S. Liebert, M.D. (1)         70      Director

Jack G. Wasserman (1)              69      Director

David Blitz                        74      Chief Executive Officer and President

----------
(1)  Member of the Compensation Committee.

      JAMES R. BROACH, PH.D., a scientific founder of Cadus and inventor of Cadus's yeast-based drug discovery technology, has been Director of Research of Cadus since its inception. He has been a Professor at Princeton University since 1984 in the Department of Molecular Biology, where he is currently Associate Chair and Associate Director of the Lewis Sigler Institute for Integrative Genomics. In 1984, Dr. Broach and his collaborators were the first ones to demonstrate that human genes could be successfully implanted into yeast cells. He received his Ph.D. in Biochemistry from University of California at Berkeley and his B.S. from Yale University.

      RUSSELL D. GLASS became a director of Cadus in June 1998. He served as President and Chief Executive Officer of Cadus from April 2000 until February 2003. Mr. Glass is a private investor and Managing Member of RDG Capital LLC. From 2002 to 2003 Mr. Glass served as Co-Chairman and Chief Investment Officer of Ranger Partners, an investment management company. From 1998 to 2002 Mr. Glass served as President and Chief Investment Officer of Icahn Associates Corp., a diversified investment firm, and as Vice-Chairman and Director of Lowestfare.com, Inc., a travel services company. Previously, Mr. Glass had been a partner in Relational Investors LLC, from 1996 to 1998, and in Premier Partners Inc., from 1988 to 1996, firms engaged in investment research and management. From 1984 to 1986 he served as an investment banker with Kidder, Peabody & Co. Previously, Mr. Glass served as a Director of Automated Travel Systems, Inc., a software development firm; Axiom Biotechnologies, a pharmacology profiling company; National Energy Group, an oil & gas exploration and production company; and Next Generation Technology Holdings, a healthcare information technology company. He currently serves as a Director of the A.G. Spanos Corporation, a national real estate developer and owner of the NFL San Diego Chargers Football Club. Mr. Glass earned a B.A. in economics from Princeton University and an M.B.A. from the Stanford University Graduate School of Business.

      CARL C. ICAHN became a director of Cadus in July 1993. Mr. Icahn has served as a director of CCI Onshore Corp. and CCI Offshore Corp. since February 2005, and from September 2004 to February 2005, Mr. Icahn served as the sole member of their predecessors, CCI Onshore LLC and CCI Offshore LLC, respectively. Mr. Icahn has served as a director of Starfire Holding Corporation (formerly Icahn Holding Corporation), a privately-held holding company, and Chairman of the Board and a director of various subsidiaries of Starfire, since 1984. Mr. Icahn served as Chairman of the Board and President of Icahn & Co, Inc. a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 until December 2005. Mr. Icahn has served as Chairman of the Board of American Property Investors, Inc. since 1990, the general partner of American Real Estate Holdings, L.P., a public limited partnership that invests in real estate and holds various other interests, including the interests in its subsidiaries that are engaged, among other things, in the oil and gas business, the casino entertainment business and the textile business. Mr Icahn is, and has been since 1994, a majority shareholder, the Chairman of the Board and a director of American Railcar Industries, Inc., or ARI, a Nasdaq listed company primarily engaged in the business of manufacturing, managing and selling railroad freight and tank cars. From August 1998 to August 2002, Mr. Icahn served as Chairman of the Board of Maupintour Holding LLC (f/k/a/ Lowestfare.com, LLC), an internet travel reservations company. From October 1998 through May, 2004, Mr. Icahn was the President and a director of Stratosphere Corporation, which operates the Stratosphere Casino

Hotel & Tower. Since September 29, 2000, Mr. Icahn has served at the Chairman of the Board of GB Holdings Inc., which owns 41.7% of Atlantic Coast, which through its wholly-owned subsidiary owns and operates The Sands. From January 2003 until February 2006, Mr. Icahn served as Chairman of the Board and a director of XO Communications, Inc., a telecommunications company. Upon the consummation of a restructuring merger in February 2006, Mr. Icahn became a director and Chairman of the Board of XO Holdings, Inc. In May 2005, Mr. Icahn became a director of Blockbuster Inc, a NYSE listed provider of in-home mover rental and game entertainment. Mr. Icahn received his B.A. from Princeton University.

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

      The Company does not have a separately-designated standing audit committee or a committee performing similar functions. The entire Board of Directors of the Company acts as the audit committee. The Board of Directors of the Company has determined that it does not have an "audit committee financial expert" as such term is defined in the rules adopted by the Securities and Exchange Commission requiring companies to disclose whether or not at least one member of the audit committee is an "audit committee financial expert." The Board of Directors believes that the aggregate technical, commercial and financial experience of its members, together with their knowledge of the Company, provides the Board with the ability to monitor and direct the goals of the Company and to protect the best interests of its shareholders and that its members are fully qualified to monitor the performance of management, the public disclosures by the Company of its financial condition and performance, the Company's internal accounting operations and its independent auditors. In addition, the Board of Directors is authorized to engage independent financial consultants, auditors and counsel whenever it believes it is necessary and appropriate to do so.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires Cadus's directors and executive officers, and persons who own more than ten percent of a registered class of Cadus's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock of Cadus. Reporting persons are required by SEC regulation to furnish the Company with copies of all such filed reports. To Cadus's knowledge, based solely on a review of copies of such filed reports furnished to Cadus, all of Cadus's directors, officers and greater than ten percent beneficial owners made all required filings during fiscal year 2005 in a timely manner.

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

ITEM 11. EXECUTIVE COMPENSATION.

      The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus in all capacities for the fiscal years ended December 31, 2005, 2004 and 2003, by its Chief Executive Officer and each of the Cadus's other executive officers whose total salary and bonus exceeded $100,000 during 2005 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                        Long-Term
                                                                                       Compensation
                                                                                          Awards
                                                                                          ------
                                                           Annual Compensation          Securities
                                                           -------------------          Underlying          All Other
Name and Principal Position                  Year       Salary ($)     Bonus ($)        Options (#)       Compensation
---------------------------                  ----       ----------     ---------        -----------       ------------
David Blitz (1)                              2005         $25,000         --                --                  --
    President and Chief Executive            2004         $15,625         --                --                  --
    Officer                                  2003           --            --                --                  --
Michele A  Paige (2)                         2005           --            --                --                  --
    President and Chief Executive            2004           --            --                --                  --
    Officer                                  2003           --            --                --                  --
Russell D  Glass (3)                         2005           --            --                --                  --
    President and Chief Executive            2004           --            --                --                  --
    Officer                                  2003           --            --                --                  --

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

OPTION GRANTS

      The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2005 by Cadus to the Named Executive Officers:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                    INDIVIDUAL GRANTS

                               Number of         Percent of                                       Potential Realizable
                               Securities      Total Options/                                    Value At Assumed Annual
                               Underlying       SARs Granted       Exercise                       Rates of Stock Price
                                Options/        to Employees        Price         Expiration     Appreciation for Option
          Name              Sars Granted (#)   in Fiscal Year     ($/share)          Date              Terms ($)
          ----              ----------------   --------------     ---------          ----              ---------

                                                                                                    5%           10%
                                                                                                    --           ---
David Blitz..............          --                --               --              --            --            --

Michele A. Paige.........          --                --               --              --            --            --

Russell D. Glass.........          --                --               --              --            --            --

OPTION EXERCISES AND HOLDINGS

      The following table sets forth certain information concerning each exercise of stock options, during the fiscal year ended December 31, 2005 by the Named Executive Officers and unexercised stock options held by the Named Executive Officers as of the end of such fiscal year.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                           Number of
                                                                    Securities Underlying                  Value of Unexercised
                                                                    Unexercised Options at             In-The-Money Options/SARs at
                               Shares                                December 31, 2005(#)                  December 31, 2004($)
                             Acquired on    Aggregate Value          --------------------                  --------------------
          Name              Exercise (#)      Realized ($)      Exercisable       Unexercisable      Exercisable       Unexercisable
          ----              ------------      ------------      -----------       -------------      -----------       -------------
David Blitz..............        --               --                --                 --                --                 --

Michele A. Paige.........        --               --                --                 --                --                 --

Russell D. Glass.........        --               --                --                 --                --                 --

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

      As of March 15, 2006, no shares of Common Stock were subject to outstanding stock options granted under the 1993 Stock Option Plan.

STOCK OPTION AGREEMENTS

      Cadus has granted non-qualified stock options to directors, officers, employees and consultants of Cadus by means of stock option agreements that were not issued pursuant to any written incentive plan of the Company. During 2005, there were no stock options granted pursuant to such stock option agreements. As of March 15, 2006, an aggregate of 48,000 shares of Common Stock were subject to outstanding stock options granted under such stock option agreements, and options to purchase 48,000 shares under such option agreements were exercisable at a price of $6.75 per share.

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

      As of March 15, 2006, an aggregate of 9,167 shares of Common Stock were subject to outstanding stock options granted under the 1996 Incentive Plan. As of March 15, 2006, stock options to purchase 9,167 shares were exercisable at prices ranging from $6.38 to $6.63 per share.

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

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      INTRODUCTION

      The  Compensation  Committee  of  the  Board  of  Directors  of  Cadus  is
responsible for determining and administering the Company's compensation policies for the remuneration of Cadus's officers. The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective. In 2005, Cadus had no officers other than its acting Chief Executive Officer who served in a consultative capacity at the rate of $25,000 per annum for the interim period during which the Company continued its search for a new Chief Executive Officer. Accordingly, the following report of the Compensation Committee is not entirely applicable to calendar year 2005 but is presented for an historical perspective.

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

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

      The philosophy, factors and criteria of the Compensation Committee generally applicable to the Company's officers have historically been applicable to the Chief Executive Officer. However, the current acting Chief Executive Officer, David Blitz, is serving on a consultative basis at the rate of $25,000 per annum for the interim period during which the Company continues its search for a new Chief Executive Officer.

            Peter Liebert
            Jack G. Wasserman

COMPARATIVE STOCK PERFORMANCE GRAPH

      The following graph provides a comparison of the cumulative total return* for Cadus, the Nasdaq Stock Market (US) Index and the Nasdaq Biotechnology Index since December 31, 2000.

                              [PERFORMANCE CHART]

              Corresponding index values and Cadus's Common Stock
                         price values are given below:

                                           12/31/00    12/31/01    12/31/02    12/31/03     12/31/04    12/31/05
                                           --------    --------    --------    --------     --------    --------
Cadus                                       100.00      162.77      151.64      207.29       212.85      222.59
Nasdaq Stock Market (U.S.) Index            100.00       79.08       55.95       83.35        90.64       92.73
Nasdaq Biotechnology Index                  100.00       80.72       44.83       62.82        65.43       83.51
Cadus Closing Stock Price                    $0.72        1.17        1.09        1.49         1.53        1.60

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 2006 with respect to
(i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. All information is based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to the Company.

                                                 NUMBER OF SHARES AMOUNT AND        PERCENTAGE OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER (1)       NATURE OF BENEFICIAL OWNERSHIP           STOCK OWNED(2)
----------------------------------------       ------------------------------           --------------
Carl C. Icahn ...........................               4,973,158(3)                        37.80%
    767 Fifth Avenue
    New York, New York 10153

GlaxoSmithKline plc .....................                 660,962(4)                         5.03%
    980 Great West Road
    Brentford, Middlesex TW89GS
    England

James R. Broach .........................                      --                               *

Russell D. Glass ........................                  37,500                               *

Peter S. Liebert, M.D ...................                  20,334(5)                            *

Michele A. Paige ........................                      --                               *

Jack G. Wasserman .......................                  14,500(6)                            *

David Blitz .............................                      --                               *
    c/o Joel Popkin & Company, P.C.
    1430 Broadway (Suite 1805)
    New York, NY 10018

All executive officers and directors as a
group (6 persons) .......................               5,045,492(7)                        38.09%

* Less than one percent

(1) Except as otherwise indicated above, the address of each stockholder identified above is c/o the Company, 767 Fifth Avenue, New York, NY 10153. Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2) Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 15, 2006, that may be exercised within 60 days after such date for purposes of computing the percentage of Common Stock owned by such person, but not for purposes of computing the percentage of Common Stock owned by any other person.

(3) Includes 2,258,790 shares of Common Stock held by High River Limited Partnership and 1,599,942 shares of Common Stock held by Barberry Corp. Mr. Icahn is the sole shareholder of Barberry Corp. and Barberry Corp. is the sole general partner of High River Limited Partnership. Also includes 12,000 shares of Common Stock that Mr. Icahn currently has the right to acquire upon the exercise of stock options.

(4) Includes 330,481 shares of Common Stock held by SmithKline Beecham p.l.c., an affiliate of GlaxoSmithKline plc.

(5) Includes 12,000 shares of Common Stock which Dr. Liebert currently has the right to acquire upon the exercise of stock options.

(6) Consists of 14,500 shares of Common Stock which Mr. Wasserman currently has the right to acquire upon the exercise of stock options.

(7) Includes 38,500 shares of Common Stock issuable upon exercise of options. See footnotes (3), (5) and (6).

EQUITY COMPENSATION PLAN INFORMATION.

      The following table sets forth certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of Cadus were authorized for issuance as of December 31, 2005:

--------------------------------------------------------------------------------------------------------------------------
                                               (a)                         (b)                            (c)
--------------------------------------------------------------------------------------------------------------------------
Plan Category                        Number of securities to    Weighted-average exercise        Number of securities
                                     be issued upon exercise       price of outstanding         remaining available for
                                     of outstanding options,   options, warrants and rights  future issuance under equity
                                       warrants and rights                                        compensation plans
                                                                                                 (excluding securities
                                                                                               reflected in column (a))
--------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                            9,167                          $6.56                       1,736,221
approved by security holders
--------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not                        48,000                         $6.75                               0
approved by security holders
--------------------------------------------------------------------------------------------------------------------------
Total                                                57,167                         $6.72                       1,736,221
--------------------------------------------------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      James Broach provides consulting services to the Company for patent and license related matters for which he was paid $17,000, $13,000 and $13,000 in calendar years 2005, 2004 and 2003, respectively.

      In May 2004, the Board of Directors appointed David Blitz the acting Chief Executive Officer of the Company at the rate of $25,000 per annum for the interim period during which the Company is continuing its search for a new Chief Executive Officer. In 2005, the Company paid $25,000 to Mr. Blitz in such capacity. Mr. Blitz remains an employee of Joel Popkin & Co., P.C., in which capacity he will continue to perform the Company's internal accounting as he has done since March 2000. The Company paid Joel Popkin & Co. $52,261 for such accounting services and $8,000 for tax preparation services performed in 2005 and anticipates that it will pay similar amounts for such services in 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      On May 4, 2004, the Board of Directors of the Company engaged Grant Thornton LLP as the Company's new independent accountants to replace KPMG LLP and, on June 23, 2005, the Board of Directors of the Company engaged Holtz Rubenstein Reminick LLP as the Company's new independent accountants to replace Grant Thornton LLP. The following table sets forth the aggregate fees incurred by the Company for the services of its principal accountants in 2005 and 2004:

                                                           2005          2004
                                                           ----          ----
      Audit Fees....................................     $55,045       $51,500
      Audit-Related Fees............................     $    --       $    --
      Tax Fees......................................     $    --       $    --
      All Other Fees................................     $    --       $    --

      Audit fees consist of services rendered to the Company for the audit of the Company's annual consolidated financial statements, reviews of the Company's quarterly financial statements and related services.

      The Company's policy is that, before accountants are engaged by the Company to render audit or non-audit services, the engagement is approved by Cadus's Board of

Directors. Cadus's Board of Directors approved Holtz Rubenstein Reminick LLP's engagement as the Company's independent auditors for the fiscal year ending December 31, 2005 before Holtz Rubenstein Reminick LLP was so engaged. All of the 2005 services described above were approved by the Board of Directors.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)   Documents Filed as Part of this Annual Report on Form 10-K

(a)   FINANCIAL STATEMENTS                                                  PAGE
      --------------------                                                  ----

      Index to Financial Statements                                          F-1

      Report of Independent Registered Public Accounting
      Firm: Holtz Rubenstein Reminick LLP                                    F-2

      Report of Independent Registered Public Accounting
      Firm: Grant Thornton LLP                                               F-3

      Report of Independent Registered Public Accounting
      Firm: KPMG LLP                                                         F-4

      Consolidated Financial Statements:
        Consolidated Balance Sheets                                          F-5
        Consolidated Statements of Operations                                F-6
        Consolidated Statements of Stockholders' Equity and Comprehensive
        (Loss) Income                                                        F-7
        Consolidated Statements of Cash Flows                                F-8
        Notes to Consolidated Financial Statements                           F-9

(b)   FINANCIAL STATEMENT SCHEDULES

There are no financial statement schedules filed as part of this annual report since the required information is included in the consolidated financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

(c)   EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this annual report.

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

4.6 Form of Stock Option Agreement between Cadus and each of the following employees of Cadus: Philip N. Sussman, John Manfredi, Andrew Murphy, Jeremy Paul, Lauren Silverman, Joshua Trueheart, James S. Rielly, Thomas F. Deuel, Norman R. Klinman, Elliott M. Ross, Jeremy Thorner, Arnold Levine, John Ransom, Christine Klein, Suzanne K. Wakamoto, Christopher Pleiman, Algis Anilionis, Anupama K. Nadkarni, Mitchell Silverstein, Michael A. Spruyt and David Fruhling. (1)

4.7 Form of Stock Option Agreement between Cadus and each of the following non-employee directors of Cadus: Theodore Altman, Harold First, Carl Icahn, Peter Liebert, Robert Mitchell, Mark Rachesky, William Scott, Jack Wasserman and Samuel D. Waksal.
                  (1)

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

10.26 Employment Agreement, dated as of September 10, 1998, between Cadus and Philip N. Sussman. (4)

10.27 Agreement and Instructions to Stakeholder among Cadus, SIBIA and Security Trust Company entered into in March 1999. (5)

10.28 Asset Purchase Agreement, dated as of July 30, 1999, between Cadus and OSI Pharmaceuticals, Inc. (Schedules to the Asset Purchase Agreement have been intentionally omitted. Cadus hereby undertakes to furnish supplementally to the Securities and Exchange Commission upon request a copy of the omitted schedules.) (6)

10.29 Yeast Technology License Agreement, dated as of February 15, 2000, between Cadus and OSI Pharmaceuticals, Inc. (Exhibits to the Yeast Technology Agreement have been intentionally omitted. Cadus hereby undertakes to furnish supplementally to the Securities and Exchange Commission upon request a copy of the omitted exhibits.) (7)

23.1              Consent of Holtz Rubenstein Reminick LLP

23.2              Consent of Grant Thornton LLP

23.3              Consent of KPMG LLP

24 Power of Attorney (filed as part of the signature page to this Report).

31                Certifications

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

(1) Filed with Cadus's Registration Statement on Form S-8 (Registration No. 333-21871), dated February 14, 1997, and incorporated by reference.

(2) Filed with Cadus's Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996, and incorporated by reference.

(3) Filed with Cadus's Current Report on Form 8-K, dated March 7, 1997, and incorporated by reference.

(4) Filed with Cadus's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, and incorporated by reference.

(5) Filed with Cadus's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated by reference.

(6) Filed with Cadus's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated by reference.

(7) Filed with Cadus's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, and incorporated by reference.

(8) Filed with Cadus's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, and incorporated by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CADUS CORPORATION


                                                By: /s/ David Blitz
                                                    ----------------------------
                                                    David Blitz, Chief Executive
                                                    Officer and President

Date: March 30, 2006

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

      NAME                               TITLE                        DATE
      ----                               -----                        ----


/s/ David Blitz          Chief Executive Officer and President   March 30, 2006
----------------------   (Principal Executive Officer and
David Blitz              Principal Accounting Officer)


/s/ James R. Broach      Director                                March 30, 2006
----------------------
James R. Broach


/s/ Russell D. Glass     Director                                March 30, 2006
----------------------
Russell D. Glass



----------------------   Director                                March __, 2006
Carl C. Icahn


/s/ Peter S. Liebert
----------------------   Director                                March 30, 2006
Peter S. Liebert


/s/ Jack G. Wasserman    Director                                March 30, 2006
----------------------
Jack G. Wasserman

                        CADUS CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                        Page No.

Report of Independent Registered Public Accounting Firm:
Holtz Rubenstein Reminick LLP                                             F-2

Report of Independent Registered Public Accounting Firm:
Grant Thornton LLP                                                        F-3

Report of Independent Registered Public Accounting Firm:
KPMG LLP                                                                  F-4

Consolidated Financial Statements:

    Consolidated Balance Sheets - December 31, 2005 and 2004              F-5

    Consolidated Statements of Operations - For the years ended
      December 31, 2005, 2004 and 2003                                    F-6

    Consolidated Statements of Stockholders' Equity and Comprehensive
      Income - For the years ended December 31, 2005, 2004 and 2003       F-7

    Consolidated Statements of Cash Flows - For the years ended
      December 31, 2005, 2004 and 2003                                    F-8

    Notes to Consolidated Financial Statements                            F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cadus Corporation:

We have audited the accompanying consolidated balance sheet of Cadus Corporation and subsidiary (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


/s/ HOLTZ RUBENSTEIN REMINICK LLP

New York, New York
March 7, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cadus Corporation:

We have audited the accompanying consolidated balance sheet of Cadus Corporation and subsidiary (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


/s/ GRANT THORNTON LLP

New York, New York
February 18, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cadus Corporation:

We have audited the accompanying consolidated statements of operations, stockholders' equity and comprehensive (loss) income, and cash flows of Cadus Corporation and subsidiary for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Cadus Corporation and subsidiary for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


Melville, New York
March 19, 2004                                                /s/ KPMG LLP

                        CADUS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                 December 31,     December 31,
                                                                     2005             2004
                                                                 ------------     ------------
Current assets:
      Cash and cash equivalents                                  $ 24,044,619     $ 24,045,800
      Prepaid and other current assets                                  8,170           15,550
      Investment in marketable securities                             273,999          580,232
                                                                 ------------     ------------
                                                                   24,326,788       24,641,582
           Total current assets

Investment in other ventures                                          161,406          157,637
Other assets, net                                                     723,700          747,029
                                                                 ------------     ------------
           Total assets                                          $ 25,211,894     $ 25,546,248
                                                                 ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accrued expenses and other current liabilities             $     27,290     $     14,327
                                                                 ------------     ------------

           Total current liabilities                                   27,290           14,327
                                                                 ------------     ------------

Commitments and contingencies
Stockholders' equity:
      Common stock,  $.01 par  value. Authorized 35,000,000
      shares at December 31, 2005 and 2004; issued 13,285,707
      shares at December 31, 2005 and 2004; outstanding
      13,144,040 shares at December 31, 2005 and 2004                 132,857          132,857
      Additional paid-in capital                                   59,844,355       59,844,355
      Accumulated deficit                                         (33,630,154)     (33,589,070)
      Accumulated other comprehensive (loss) income                  (862,379)        (556,146)
      Treasury stock                                                 (300,075)        (300,075)
                                                                 ------------     ------------
                 Total stockholders' equity                        25,184,604       25,531,921
                                                                 ------------     ------------
                 Total liabilities and stockholder's equity      $ 25,211,894     $ 25,546,248
                                                                 ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        CADUS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Years Ended December 31,
                                                        2005             2004             2003
                                                   ------------     ------------     ------------
License and maintenance fees                       $    100,000     $    100,000     $    220,000
                                                   ------------     ------------     ------------
           Total revenues                               100,000          100,000          220,000
                                                   ------------     ------------     ------------
Costs and expenses:
      General and administrative expenses               812,031          772,388          834,631
      (Gain) loss from equity in other ventures          (3,769)           5,168            2,117
                                                   ------------     ------------     ------------
           Total costs and expenses                     808,262          777,556          836,748
                                                   ------------     ------------     ------------
Operating (loss)                                       (708,262)        (677,556)        (616,748)
                                                   ------------     ------------     ------------
Other income:
      Interest income                                   751,430          255,913          171,218
      Realized gain on marketable securities                 --               --          313,189
                                                   ------------     ------------     ------------
           Total other income                           751,430          255,913          484,407
                                                   ------------     ------------     ------------
Income (loss) before income tax provision                43,168         (421,643)        (132,341)
State tax                                                84,252          (28,140)          57,355
                                                   ------------     ------------     ------------
           Net (loss)                              ($    41,084)    ($   393,503)    ($   189,696)
                                                   ============     ============     ============
Basic and diluted net (loss) per share             ($      0.00)    ($      0.03)    ($      0.01)
                                                   ============     ============     ============
Weighted average shares of common stock
outstanding - basic and diluted                      13,144,040       13,144,040       13,144,040
                                                   ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        CADUS CORPORATION AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE (LOSS) INCOME


                                             Common Stock
                                                                     Additional      Accumulated
                                        Shares          Amount     Paid-in Capital     Deficit
                                        ------          ------     ---------------     -------
Balance at December 31, 2002          13,285,707    $    132,857    $ 59,844,355    ($33,005,871)

Net loss for the year ended
December 31, 2003                             --              --              --        (189,696)

Unrealized gain on investment in
marketable securities                         --              --              --              --

Comprehensive income
                                      ----------    ------------    ------------    ------------

Balance at December 31, 2003          13,285,707         132,857      59,844,355     (33,195,567)

Net loss for the year ended
December 31, 2004                             --              --              --        (393,503)

Unrealized loss on investment in
marketable securities                         --              --              --              --

Comprehensive loss
                                      ----------    ------------    ------------    ------------

Balance at December 31, 2004          13,285,707         132,857      59,844,355     (33,589,070)

Net loss for the year ended
December 31, 2005                             --              --              --         (41,084)

Unrealized loss on investment in
marketable securities                         --              --              --              --

Comprehensive loss
                                      ----------    ------------    ------------    ------------

Balance at December 31, 2005          13,285,707    $    132,857    $ 59,844,355    ($33,630,154)
                                      ==========    ============    ============    ============

                                       Accumulated
                                          Other               Treasury Stock
                                      Comprehensive
                                      (Loss) Income       Shares          Amount            Total
                                      -------------       ------          ------            -----
Balance at December 31, 2002            ($213,419)        (141,667)    ($   300,075)    $ 26,457,847

Net loss for the year ended
December 31, 2003                              --               --               --         (189,696)

Unrealized gain on investment in
marketable securities                     489,668               --               --          489,668

Comprehensive income                                                                         299,972
                                     ------------         --------     ------------     ------------

Balance at December 31, 2003              276,249         (141,667)        (300,075)      26,757,819

Net loss for the year ended
December 31, 2004                              --               --               --         (393,503)

Unrealized loss on investment in
marketable securities                    (832,395)              --               --         (832,395)

Comprehensive loss                                                                        (1,225,898)
                                     ------------         --------     ------------     ------------

Balance at December 31, 2004             (556,146)        (141,667)        (300,075)      25,531,921

Net loss for the year ended
December 31, 2005                              --               --               --          (41,084)

Unrealized loss on investment in
marketable securities                    (306,233)              --               --         (306,233)

Comprehensive loss                                                                          (347,317)
                                     ------------         --------     ------------     ------------

Balance at December 31, 2005         ($   862,379)        (141,667)    ($   300,075)    $ 25,184,604
                                     ============         ========     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        CADUS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the Years Ended December 31,
                                                           2005             2004             2003
                                                      ------------     ------------     ------------
Cash flows from operating activities:

      Net (loss)                                      ($    41,084)    ($   393,503)    ($   189,696)

      Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

         Amortization                                       84,130           80,906           80,906

         (Gain) loss from equity in other ventures          (3,769)           5,168            2,117

         Realized gain on marketable securities                 --               --         (313,189)

      Changes in assets and liabilities:

         Prepaid and other current assets                    7,380           18,843           44,660

         Accrued expenses and other current
         liabilities                                        12,963          (34,837)        (178,646)
                                                      ------------     ------------     ------------
Net cash provided by (used in)  operating
activities                                                  59,620         (323,423)        (553,848)
                                                      ------------     ------------     ------------
Cash flows from investing activities: Patent
acquisitions                                               (60,801)              --               --
                                                      ------------     ------------     ------------

Net cash used in investment activities                     (60,801)              --               --
                                                      ------------     ------------     ------------
Net (decrease) in cash and cash equivalents                 (1,181)        (323,423)        (553,848)

Cash and cash equivalents - beginning of period         24,045,800       24,369,223       24,923,071
                                                      ------------     ------------     ------------
Cash and cash equivalents - end of period             $ 24,044,619     $ 24,045,800     $ 24,369,223
                                                      ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

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

      (b)   Cash Equivalents

            The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 2005 and 2004 were cash equivalents of $23,912,020 and $23,171,572, respectively.

      (c)   Other Assets

            Other non-current assets represent the costs of developing the patents that are amortized on a straight-line basis principally over seventeen years. At December 31, 2005 and 2004 accumulated amortization is $716,120 and $631,990,

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                                 ---------------

            respectively. Amortization expense recorded in general and administrative expenses amounted to approximately $84,000, $81,000 and $81,000 for each of the years ended December 31 2005, 2004 and 2003. The annual amortization for the next five years will be approximately $84,000 per year. The Company reviews the carrying value of its patents whenever events or changes in circumstances indicate that the historical cost carrying value of the patents may no longer be appropriate. The amortizable patents are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

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

      (f)   Net (Loss) Per Share

            Basic net (loss) per share is computed by dividing the net (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of dilutive common stock equivalents (stock options). The effect of stock options totaling 57,167, 79,236 and 434,307 for the years ended December 31, 2005,
            2004 and 2003, respectively, were not included in the net (loss) per share calculation because their effect would have been anti-dilutive.

      (g)   Use of Estimates

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                                 ---------------

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

            Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. From time to time, the cash balances exceed the Federal Depository Insurance Coverage Limit. At December 31, 2005, the cash balance approximated $23,911,000. The Company places its temporary cash investments with high credit quality financial institutions.

      (i)   Stock-Based Compensation

            As permitted by the provisions of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," the Company has elected to follow Accounting Principles Board, APB, No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," which uses the intrinsic value method and generally recognizes no compensation cost for employee stock option grants. The Company does not recognize any compensation expense for options granted to employees because it grants all options at fair market value on the date of grant. The adoption of SFAS No. 123R in 2006 will require the Company to expense stock option grants.

            Pro forma net (loss) would be the same as the reported net (loss) for each of the years in the three-year period ended December 31, 2005 had the fair-value-based method been applied to all outstanding awards, which were fully vested as of December 31, 1999.

      (j)   Comprehensive (Loss) Income

            Comprehensive (loss) income is comprised of net (loss) income and other comprehensive (losses) income (or OCI). OCI includes certain changes in

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                                 ---------------

            stockholders' equity that are excluded from net (loss) income. Specifically, the Company includes in OCI changes in unrealized gains and losses on its available-for-sale securities. Comprehensive
            (loss) income for the years ended December 31, 2005, 2004 and 2003 has been reflected in the consolidated statements of stockholders' equity. The Company's operations in 2005 and 2004 gave rise to an unrealized loss on marketable securities classified as available for sale. The Company's operations in 2003 gave rise to an unrealized gain on marketable securities classified as available for sale.

      (k)   Recently Issued Accounting Standards

            In December 2004, the FASB issued SFAS No. 123R "SHARE BASED PAYMENT." This statement is a revision to SFAS No. 123, supersedes APB No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and amends SFAS No. 95, "STATEMENT OF CASH FLOWS." This statement will require the Company to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements, and is effective for the first interim reporting period that begins after December 15, 2005.

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

            As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However,

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                                 ---------------

            valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with some exceptions. For information about what the Company's reported results of operations and earnings per share would have been had it adopted SFAS No. 123, see the discussion under the heading "Stock-Based Compensation" in this note. The adoption of SFAS No. 123R's fair value method may have an impact on the Company's results of operations, although it will have no impact on its overall financial position. The Company will apply the modified prospective method when adopted in the first quarter of 2006.

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

            In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS" ("SFAS No. 154"), a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.
            Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new
            accounting   principle.   SFAS  No.   154   requires   retrospective
            application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

            In March 2004, the EITF released Issue No. 03-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS." EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss.

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                                 ---------------

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

(3)   Asset Sale to OSI Pharmaceuticals, Inc.

      On July 30, 1999, Cadus sold to OSI, pursuant to an asset purchase agreement, its drug discovery programs focused on G protein-coupled receptors, its directed library of approximately 150,000 small molecule compounds specifically designed for drug discovery in the G protein-coupled receptor arena, its collaboration with Solvay Pharmaceuticals B.V. ("Solvay Pharmaceuticals"), and certain other assets. Cadus is entitled to royalties and up to $3.0 million in milestone payments on the first product derived from compounds sold to OSI or from the collaboration with Solvay Pharmaceuticals. Cadus licensed to OSI on a non-exclusive basis certain technology solely to enable OSI to fulfill its obligations under the collaboration with Solvay Pharmaceuticals. Cadus also licensed to OSI on a non-exclusive basis certain proprietary software and technology relating to chemical resins in order to enable OSI to fully benefit from the compounds it acquired from Cadus. Cadus retained ownership of all its other assets, including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, genetic engineering tools, and its genomics databases related to G protein-coupled receptors.

(4)   Investments in Other Ventures

      In December 1996, Cadus issued a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a shareholder of Cadus is the general partner. The principal amount and interest thereon was paid in December 1998. In addition, Cadus purchased for $160,660 in cash, a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly-owned by the shareholder. Laurel's purpose is to invest, directly or indirectly, in securities of biotechnology companies. Cadus is not required to make any additional investment in Laurel. As of and for the year ended December 31, 2005, Laurel's assets and net income totaled $278,861 and $4,225, respectively. The investment is accounted for under the equity method with the recognition of losses limited to Cadus's capital contributions. For the

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                                 ---------------

      years ended December 31, 2005, 2004 and 2003 Cadus recognized income (losses) of $3,769, ($5,168) and ($2,117), respectively, related to the investment. The Company's investment in Laurel of $161,406 and $157,637 at December 31, 2005 and 2004, respectively, is reflected as investments in other ventures in the accompanying consolidated balance sheets.

(5)   Investment In Marketable Securities

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

      Pursuant to the provisions of SFAS No. 115, "ACCOUNTING FOR CERTAIN DEBT AND EQUITY SECURITIES," management deems its investment in Sequenom to be available for sale and reports its investment at fair value with net unrealized gains or losses reported within stockholders' equity. The Company's unrealized (loss) of ($862,379) and ($556,146) on shares received is reflected in accumulated other comprehensive income (loss) at December 31, 2005 and December 31, 2004, respectively.

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                                 ---------------

(6)   Licensing Agreements

      In December 2001, Cadus Technologies, Inc., Cadus's wholly owned subsidiary, licensed its yeast-based drug discovery technologies on a non-exclusive basis to a major pharmaceutical company. On September 12, 2003, the parties entered into an addendum to the agreement pursuant to which the Company extended the license to an affiliate of the licensee in consideration for the licensee agreeing to pay $120,000 to the Company. The licensee is entitled to use the technologies for five years from December 2001. Following the initial five year term, the licensee may renew the license annually upon payment of an annual licensing fee of $250,000. For the years ended December 31, 2005, 2004 and 2003, the Company recognized $0, $0 and $120,000, respectively, in license revenue from the licensee.

      In February 2000, Cadus licensed to OSI, on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI is obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. For the years ended December 31, 2005, 2004 and 2003, the Company recognized $100,000 each year in license and maintenance fees from OSI.

(7)   Research Collaboration and License Agreements

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

      The Company has entered into license agreements with various third parties. Generally, the agreements provide that the Company will pay license fees and/or maintenance payments, in return for the use of technology and information and the right to manufacture, use and sell future products. These agreements provide for payments based on the completion of milestone events, as well as royalty payments based upon a percentage of product or assay sales. License fees and maintenance payments for the years ended December 31, 2005, 2004 and 2003 were $52,000, $0 and $27,000, respectively.

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                                 ---------------

(8)   Income Taxes

      Deferred  tax  assets of  approximately  $15,610,000  and  $15,588,000  at
      December 31, 2005 and 2004, respectively, relate principally to net operating loss carryforwards of $29,260,000 and $29,204,000, research and development credit carryforwards of $2,535,000 and $2,535,000, and equity losses on investments of $2,864,000 and $2,864,000 at December 31, 2005 and 2004, respectively. An offsetting valuation allowance has been established for the full amount of the deferred tax assets to reduce such assets to zero, as a result of the significant uncertainty regarding their ultimate realization. The aggregate valuation allowance increased $22,000 and $449,000 during the years ended December 31, 2005 and 2004, respectively.

      The Company's net operating loss carryforwards and research and development credit carryforwards noted above expire in various years from 2007 to 2025. The Company's ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986. The Company's tax provision/benefit for each year represents an amount for New York state tax on capital. There has been no provision for federal income taxes in 2005, 2004 and 2003, due to the loss in each year.

(9)   Stock Options

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

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                                 ---------------

            Activity under the 1993 Plan is as follows:

                                                     Options Outstanding
                                                                Weighted Average
                                            Number of Shares     Exercise Price
                                            ----------------    ----------------
Balance at December 31, 2002                         276,739              $1.52

2003 activity
    Canceled                                        (175,002)                --
                                                 -----------
Balance at December 31, 2003                         101,737              $1.50
2004 activity
    Canceled                                        (101,737)                --
                                                 -----------
Balance at December 31, 2004 and 2005                  -0-                   --
                                                 ===========

      (b) Cadus entered into stock option agreements not pursuant to any plan with certain directors, employees, founders and consultants. These options generally become exercisable according to a schedule of vesting as determined by the Compensation Committee of the Board of Directors. The options become exercisable in installments over a period of months or years. As of December 31, 2005, an aggregate of 48,000 common shares was reserved for issuance pursuant to such stock option agreements.

            In November 1996, the Compensation Committee granted to certain directors then in office an option to purchase 12,000 shares of common stock at an exercise price of $6.75 per share. Each stock option grant is fully exercisable and expires in November 2006 and is included in the table below.

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                                 ---------------

            Activity for all the above grants not issued pursuant to any plan is as follows:

                                                   Options Outstanding
                                                                Weighted Average
                                           Number of Shares      Exercise Price
                                           ----------------     ----------------

Balance at December 31, 2002                        323,403                $2.42

2003 activity                                            --                   --
                                                -----------
Balance at December 31, 2003                        323,403                $2.42

2004 activity

    Cancelled                                      (253,334)                  --
                                                -----------
Balance at December 31, 2004                         70,069                $5.76

2005 activity

    Cancelled                                       (22,069)                  --
                                                -----------

Balance at December 31, 2005                         48,000                $6.75
                                                ===========

            The following table summarizes stock option information for grants not subject to any plan as of December 31, 2005:

                                                 Options Outstanding                     Options Exercisable
                                                 -------------------                     -------------------
                                         Weighted Average
 Range of Exercise         Number            Remaining       Weighted Average                       Weighted Average
       Prices           Outstanding      Contractual Life     Exercise Price    Number Exercisable   Exercise Price
       ------           -----------      ----------------     --------------    ------------------   --------------
       $6.75               48,000              0.88                $6.75              48,000              $6.75

      (c) Effective May 10, 1996, the 1993 Plan was replaced by the 1996 Incentive Plan ("the 1996 Plan") with respect to all future awards to Cadus's employees and consultants. The options granted under the 1996 Plan may be either incentive stock options or nonqualified options. In December 1996, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and such increase was approved by the stockholders of Cadus in June 1997. In December 1997, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased to 1,833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and approved by the stockholders of Cadus in June 1998. On December 31, 2005, 1,736,221 shares of stock remained available for awards under the 1996 Plan.

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                                 ---------------

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

            Activity under the 1996 Plan is as follows:

                                                     Options Outstanding
                                                                Weighted Average
                                            Number of Shares     Exercise Price
                                            ----------------
Balance at December 31, 2002                           9,167               $6.56
2003 activity                                            --                  --
                                                  ----------
Balance at December 31, 2003                           9,167               $6.56
2004 activity                                             --                  --
                                                  ----------
Balance at December 31, 2004                           9,167               $6.56
2005 activity                                             --                  --
                                                  ----------
Balance at December 31, 2005                           9,167               $6.56
                                                  ==========

            The following table summarizes stock option information for the 1996 Plan as of December 31, 2005:

                                                  Options Outstanding                    Options Exercisable
                                                  -------------------                    -------------------
                                          Weighted Average
 Range of Exercise         Number            Remaining       Weighted Average                       Weighted Average
       Prices            Outstanding      Contractual Life    Exercise Price    Number Exercisable   Exercise Price
       ------            -----------      ----------------    --------------    ------------------   --------------
   $6.38 to $6.63           9,167               1.24               $6.56              9,167               $6.56

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                                 ---------------

(10)  Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities are comprised of the following:

                                                              2005          2004
                                                              ----          ----

Accrued professional fees                                 $ 27,290      $ 14,327
Other accrued expenses                                          --            --
                                                          --------      --------
Total                                                     $ 27,290      $ 14,327
                                                          ========      ========

(11)  Related Party Transactions

      James Broach, a member of Cadus' Board of Directors, provides consulting services to the Company for patent and license related matters, for which he was paid $17,000, $13,000 and $13,000 in calendar years 2005, 2004 and
      2003, respectively. These consulting services were recorded as a component of general and administrative expenses during each of the respective periods. No amounts were included in accrued expenses as of December 31, 2005, 2004 and 2003.

      In May 2004, the Board of Directors appointed David Blitz the acting Chief Executive Officer of the Company at the rate of $25,000 per annum for the interim period during which the Company is continuing its search for a new Chief Executive Officer. In 2005 and 2004, the Company paid $25,000 and $15,625, respectively, to Mr. Blitz in such capacity. Mr. Blitz remains an employee of Joel Popkin & Co., P.C., in which capacity he has performed the Company's internal accounting since March 2000. The Company paid Joel Popkin & Co. $52,261 and $54,687 for such accounting services in 2005 and 2004, respectively, and $8,000 in each of 2005 and 2004 for tax preparation services performed in 2005 and 2004.

(12)  Commitments and Contingencies

      Lease Commitments

      Cadus currently leases storage space on a month-to-month basis. Rent expense, excluding utility and operating costs, for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $11,550, $12,708 and $13,400, respectively.

                        CADUS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                                 ---------------

(13)  Condensed Quarterly Financial Data (Unaudited)

Fiscal 2005 Quarter Ended        December 31     September 30      June 30         March 31
License and maintenance fees      $      --       $      --       $      --       $ 100,000
Operating (loss)                   (104,774)       (186,836)       (314,907)       (101,745)
Net income (loss)                    45,629          14,856        (142,258)         40,689
Net income (loss) per share:
    Basic and diluted                  0.00            0.00           (0.01)           0.00

Fiscal 2004 Quarter Ended        December 31     September 30      June 30         March 31
License and maintenance fees      $      --       $      --       $      --       $ 100,000
Operating (loss)                   (201,628)       (188,319)       (159,756)       (127,853)
Net (loss)                          (59,313)       (117,023)       (123,691)        (93,476)
Net (loss) per share:
    Basic and diluted                 (0.00)          (0.01)          (0.01)          (0.01)