Form 10-Q
period 2006-03-31
CADUS CORP
filed 2006-05-15
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2006
                                        --------------

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                         Commission File Number 0-28674


                                CADUS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified on its Charter)


          Delaware                                           13-3660391
 --------------------------------                  ---------------------------
(State of Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)


767 Fifth Avenue, New York, New York                           10153
 -------------------------------------             -----------------------------
(Address of Principal Executive Offices)                    (Zip Code)


  Registrant's Telephone Number, Including Area Code           (212) 702-4315
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

                                    Yes  X       No
                                        ----         ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer in Rule 12-b-2 of the Exchange Act).

Large Accelerated Filer       Accelerated Filer       Non-Accelerated Filer  X
                       ----                    ----                         ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

                                    Yes              No   X
                                         ----            ----

The number of shares of registrant's common stock, $0.01 par value, outstanding as of April 30, 2006 was 13,144,040.

                                CADUS CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                          3

         PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
            Condensed Consolidated Balance Sheets - March 31, 2006         4
            (unaudited) and December 31, 2005 (audited)

            Condensed Consolidated Statements of Income -                  5
            Three Months Ended March 31, 2006 and 2005 (unaudited)

            Condensed Consolidated Statements of Cash Flows -              6
            Three Months Ended March 31, 2006  and 2005 (unaudited)

            Notes to Condensed Consolidated Financial Statements         7 - 10
            (unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition    11 - 12
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        12

Item 4.  Controls and Procedures                                           12

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                12

Item 1A. Risk Factors                                                   12 - 13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      13

Item 3.  Defaults Upon Senior Securities                                  13

Item 4.  Submission of Matters to a Vote of Security Holders              13

Item 5.  Other Information                                                13

Item 6.  Exhibits and Reports on Form 8K                                  13

SIGNATURES                                                                14

EXHIBIT INDEX                                                             15

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of our plans, strategies and objectives for our future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and other similar words. Although the Company believes that the expectations reflected in our forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to the Company's ability to license its technologies to third parties, the Company's inability to acquire and operate other companies, the Company's capital needs and uncertainty of future funding, the Company's history of operating losses, the unpredictability of patent protection, risk of obsolescence of the Company's technologies, as well as other risks and uncertainties discussed in the Company's annual report on Form 10-K for the year ended December 31, 2005. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                CADUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                              March 31,                December 31,
                                                                                                2006                      2005
                                                                                             -----------               -----------
                                                                                             (Unaudited)                (Audited)
Current assets:
      Cash and cash equivalents                                                              $24,221,644               $24,044,619
      Prepaid and other current assets                                                            21,964                     8,170
      Investment in marketable securities                                                        310,263                   273,999
                                                                                             -----------               -----------
                                                                                              24,553,871                24,326,788
           Total current assets

Investment in other ventures                                                                     163,775                   161,406
Other assets, net                                                                                702,092                   723,700
                                                                                             -----------               -----------
           Total assets                                                                      $25,419,738               $25,211,894
                                                                                             ===========               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
        Accrued expenses and other current liabilities                                       $    98,059               $    27,290
                                                                                             -----------               -----------
                   Total current liabilities                                                      98,059                    27,290
                                                                                             -----------               -----------

Commitments

Stockholders' equity:
          Common stock                                                                           132,857                   132,857
          Additional paid-in capital                                                          59,844,355                59,844,355
          Accumulated deficit                                                                (33,529,343)              (33,630,154)
          Accumulated other comprehensive (loss) income                                         (826,115)                 (862,379)
          Treasury stock                                                                        (300,075)                 (300,075)
                                                                                             -----------               -----------
                 Total stockholders' equity                                                   25,321,679                25,184,604
                                                                                             -----------               -----------
                 Total liabilities and stockholder's equity                                  $25,419,738               $25,211,894
                                                                                             ===========               ===========



     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                    2006                    2005
                                                                                                ------------           ------------
                                                                                                 (Unaudited)            (Unaudited)
License and maintenance fees                                                                    $    100,000           $    100,000
                                                                                                ------------           ------------
           Total revenues                                                                            100,000                100,000
                                                                                                ------------           ------------
Costs and expenses:
      General and administrative expenses                                                            261,202                202,844
      (Gain) from equity in other ventures                                                            (2,369)                (1,099)
                                                                                                ------------           ------------
           Total costs and expenses                                                                  258,833                201,745
                                                                                                ------------           ------------
Operating loss                                                                                      (158,833)              (101,745)
Other income:
      Interest income                                                                                259,644                142,434
                                                                                                ------------           ------------
Income before income taxes                                                                           100,811                 40,689
Income taxes                                                                                              --                     --
                                                                                                ------------           ------------
           Net income                                                                           $    100,811           $     40,689
                                                                                                ============           ============
Basic and diluted net income per weighted average share of common
stock outstanding                                                                               $       0.01           $       0.00
                                                                                                ============           ============
Weighted average shares of common stock outstanding - basic and
diluted                                                                                           13,144,040             13,144,040
                                                                                                ============           ============





     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                    2006                   2005
                                                                                                ------------           ------------
                                                                                                 (Unaudited)            (Unaudited)
Cash flows from operating activities:

      Net income                                                                                $    100,811           $     40,689
      Adjustments to reconcile net income to net cash provided by operating activities:
           Amortization of patent costs                                                               21,608                 20,226
           (Income) of equity in other ventures                                                       (2,369)                (1,099)
      Changes in assets and liabilities:
           (Increase) in prepaid and other current assets                                            (13,794)                    --
           Increase in accrued expenses and other current
           liabilities                                                                                70,769                 60,855
                                                                                                ------------           ------------
Net cash provided by operating activities                                                            177,025                120,671
                                                                                                ------------           ------------
Net increase  in cash and cash equivalents                                                           177,025                120,671
Cash and cash equivalents - beginning of period                                                   24,044,619             24,045,800
                                                                                                ------------           ------------
Cash and cash equivalents - end of period                                                       $ 24,221,644           $ 24,166,471
                                                                                                ============           ============


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note - 1      ORGANIZATION AND BASIS OF PREPARATION

              The information presented as of March 31, 2006 and for the three-month period then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2005 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2005.

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc. All intercompany balances and transactions have been eliminated in consolidation.

              The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

Note - 2      NET INCOME PER SHARE

              For the three-month periods ended March 31, 2006 and 2005 basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended March 31, 2006 and 2005 was the same as basic earnings per share as all of the Company's outstanding options' and warrants' exercise prices were greater than the average market price of the common shares. For this reason, for the three months ended March 31, 2006 and 2005, respectively, 57,167 and 79,236 options and warrants were excluded from the calculation of diluted earnings per share.

Note - 3      LICENSING AGREEMENTS

              In December 2001, the Company licensed its yeast-based drug discovery technologies on a non-exclusive basis to a major pharmaceutical company for a non-refundable fee of $500,000 that was recorded as revenue as the Company has no further involvement with the development of the product. The Company received an additional licensing fee in 2002 of $1,000,000 upon the licensee achieving a research milestone. The licensee is entitled to use the technologies for five years from the date of the agreement. Following the initial five-year term, the licensee may renew the license annually upon payment of an annual licensing fee of $250,000. In September 2003, the parties entered into an addendum to the license agreement pursuant to which the Company extended the license to an affiliate of the licensee in consideration for the licensee agreeing to pay $120,000 to the Company.

              In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. ("OSI"), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee of $250,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. During the three-month period ended March 31, 2006 and 2005, the Company recognized $100,000 of license revenue related to this agreement.

Note - 4      INVESTMENT IN MARKETABLE SECURITIES

              The Company had an equity interest in Axiom Biotechnologies, Inc. ("Axiom"). Due to Axiom's operating losses, the Company's investment was written down to $0 at December 31, 2001. On August 30, 2002, Axiom entered into a merger agreement with a wholly-owned subsidiary of Sequenom, Inc., which is publicly traded on the Nasdaq National Market. In connection with the merger, the Company received 402,939 common shares of Sequenom, Inc. in exchange for its shares in Axiom after forfeiting 38,507 shares pursuant to the indemnification provisions of the merger agreement.

              Pursuant to the provisions of Statement of Financial Accounting Standards No. 115, "ACCOUNTING FOR CERTAIN DEBT AND EQUITY SECURITIES," management deems its investment in Sequenom, Inc. to be available for sale and reports its investment at fair value with net unrealized gains or losses reported in accumulated other comprehensive (loss) income within stockholders' equity.

Note - 5      ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

              Statement of Financial Accounting Standards No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company's long-lived assets (principally capitalized patent costs) are required to be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or discontinued operations. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company's judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the Company's overall business strategy, and market and economic trends. In the future, events could cause the Company to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on the Company's financial condition and results of operations. The provisions of SFAS No. 144 did not have an impact on the Company's financial statements as of and for the three months ended March 31, 2006.


Note - 6      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

              In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards
              ("SFAS") No. 123R "SHARE BASED PAYMENT." This statement is a revision to SFAS No. 123, supersedes Accounting Principles Board ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and amends SFAS No. 95, "STATEMENT OF CASH FLOWS." This statement requires the Company to expense the cost of employee

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements, and became effective during the reporting period ended March 31, 2006.

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

              The adoption of SFAS No. 123R's fair value method may have an impact on the Company's future results of operations, although it will have no impact on its overall financial position.

              The modified prospective method was adopted by the Board of Directors on March 20, 2006.

              Pro forma net income and basic and diluted earnings per share as if the fair-value-based method had been applied to all awards is not required since all options were exercisable for all periods.

              In November 1996, options were granted to certain directors then in office to purchase 12,000 shares of common stock at an exercise price of $6.75 per share. Each stock option grant is fully exercisable and expires in November 2006. The following table summarizes stock option information for such grants as of March 31, 2006:

                                                 Options Outstanding                     Options Exercisable
                                         -----------------------------------    -----------------------------------
                                             Weighted
                                             Average            Weighted                                Weighted
 Range of Exercise         Number            Remaining           Average             Number             Average
       Prices           Outstanding      Contractual Life     Exercise Price       Exercisable       Exercise Price
 -----------------      -----------      ----------------     --------------    ----------------     --------------
       $6.75               48,000              0.63                $6.75              48,000              $6.75


              Options granted under the Company's 1996 Incentive Plan expire ten years from date of grant. Under the 1996 Incentive Plan, there are currently outstanding options to purchase 9,167 shares of common stock at a weighted average exercise price of $6.56 per share The following table summarizes stock option information for such grants as of March 31, 2006:

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                  Options Outstanding                    Options Exercisable
                                         -----------------------------------    -----------------------------------
                                             Weighted
                                             Average            Weighted                                Weighted
 Range of Exercise         Number            Remaining           Average            Number               Average
       Prices            Outstanding      Contractual Life    Exercise Price      Exercisable        Exercise Price
 -----------------      -----------      ----------------     --------------    ----------------     --------------
   $6.38 to $6.63           9,167               1.02               $6.56              9,167               $6.56



Note - 7      COMPREHENSIVE INCOME

              The Company classifies its investment in marketable securities as available-for-sale.

              Unrealized gains and losses on available-for-sale securities are reported in accumulated other comprehensive (loss) income, a component of stockholders' equity.

              Other comprehensive (loss) income for the three months ended March 31,

                                                           2006        2005
                                                         --------     --------

                  Net income                             $100,811     $ 40,689

                  Accumulated other comprehensive
                    income (loss)                          36,264     (153,117)
                                                         --------     --------

                       Comprehensive income (loss)       $137,075    ($112,428)
                                                         ========     ========

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

At March 31, 2006, the Company had an accumulated deficit of approximately $33.5 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

REVENUES

Revenues for the three months ended March 31, 2006 and 2005 were $100,000, which is the annual maintenance fee from OSI.

COSTS AND EXPENSES

General and administrative expenses increased to $261,202 for the three months ended March 31, 2006 from $202,844 for the same period in 2005. Patent costs increased by $55,812 due to the contesting of an interference in Europe and there were net increases in other expenses of $2,546.

For the three months ended March 31, 2006 the Company recognized income of $2,369 in its investment in Laurel Partners Limited Partnership. The income for the same period in 2005 was $1,099.

INTEREST INCOME

Interest income for the three months ended March 31, 2006 was $259,644 compared to interest income of $142,434 for the same period in 2005. This increase is attributable primarily to higher interest rates earned on invested funds.

NET INCOME

Net income for the three months ended March 31, 2006 was $100,811 compared to net income of $40,689 for the same period in 2005. This increase can be attributed primarily to an increase in interest income, offset by an increase in general and administrative expenses, primarily patent costs.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006 the Company held cash and cash equivalents of $24.2 million. The Company's working capital at March 31, 2006 was $24.5 million.

The Company believes that its existing capital resources, together with interest income, will be sufficient to support its operations through the end of 2007. This forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to acquire or invest in companies and income-producing assets and the expenses of pursuing such transactions.

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

Item 4.   CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-Q, the Company's President and Chief Executive Officer, who also performs the functions of a principal financial officer, concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective. In addition, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           None.

Item 1A.   Risk Factors.

           There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on March 31, 2006.

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

                                            CADUS CORPORATION
                                            (REGISTRANT)


Dated:   May 15, 2006               By:        /s/ David Blitz
                                        --------------------------------------
                                               David Blitz
                                               President and Chief Executive
                                               Officer (Authorized Officer and
                                               Principal Financial Officer)

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