Form 10-Q
period 2006-06-30
CADUS CORP
filed 2006-08-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2006
                                        -------------

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                         Commission File Number 0-28674
                                                -------

                                CADUS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified on its Charter)


                   Delaware                                 13-3660391
-----------------------------------------------    -----------------------------
(State of Other Jurisdiction of Incorporation            (I.R.S. Employer
               or Organization)                        Identification No.)


     767 Fifth Avenue, New York, New York                     10153
-----------------------------------------------    -----------------------------
   (Address of Principal Executive Offices)                 (Zip Code)


   Registrant's Telephone Number, Including               (212) 702-4315
                 Area Code                         -----------------------------


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

Large Accelerated Filer ___    Accelerated Filer ___   Non-Accelerated Filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

                                    Yes  ___        No _X_

The number of shares of registrant's common stock, $0.01 par value, outstanding as of July 31, 2006 was 13,144,040.

                                CADUS CORPORATION

                                      INDEX

                                                                        Page No.
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS                           3

     PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets - June 30, 2006         4
              (unaudited) and December 31, 2005 (audited)

              Condensed Consolidated Statements of Operations - Three       5
              Months Ended June 30, 2006 and 2005 (unaudited)

              Condensed Consolidated Statements of Operations - Six         6
              Months Ended June 30, 2006 and 2005 (unaudited)

              Condensed Consolidated Statements of Cash Flows - Six         7
              Months Ended June 30, 2006 and 2005 (unaudited)

              Notes to Condensed Consolidated Financial Statements
              (unaudited)                                                 8 - 11

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        12 - 13


Item 3.  Quantitative and Qualitative Disclosures About Market Risk         13

Item 4.  Controls and Procedures                                            14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  14

Item 1A. Risk Factors                                                       14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        14

Item 3.  Defaults Upon Senior Securities                                    14

Item 4.  Submission of Matters to a Vote of Security Holders                14

Item 5.  Other Information                                                  14

Item 6.  Exhibits                                                           14

SIGNATURES                                                                  15

EXHIBIT INDEX                                                               16

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

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                CADUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                     June 30,      December 31,
                                                       2006            2005
                                                   ------------    ------------
                                                    (Unaudited)      (Audited)

Current assets:
   Cash and cash equivalents                       $ 24,249,437    $ 24,044,619
   Prepaid and other current assets                      26,630           8,170
   Investment in marketable securities                  227,822         273,999
                                                   ------------    ------------
                                                     24,503,889      24,326,788
      Total current assets

Investment in other ventures                            166,774         161,406
Other assets, net                                       680,484         723,700
                                                   ------------    ------------
      Total assets                                 $ 25,351,147    $ 25,211,894
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
   Accrued expenses and other current liabilities  $     36,522    $     27,290
                                                   ------------    ------------

      Total current liabilities                          36,522          27,290
                                                   ------------    ------------


Commitments

Stockholders' equity:
   Common stock                                         132,857         132,857
   Additional paid-in capital                        59,844,355      59,844,355
   Accumulated deficit                              (33,453,956)    (33,630,154)
   Accumulated other comprehensive (loss) income       (908,556)       (862,379)
   Treasury stock                                      (300,075)       (300,075)
                                                   ------------    ------------
      Total stockholders' equity                     25,314,625      25,184,604
                                                   ------------    ------------
      Total liabilities and stockholders' equity   $ 25,351,147    $ 25,211,894
                                                   ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                             June 30,
                                                       2006            2005
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)

License and maintenance fees                       $         --     $        --
                                                   ------------    ------------
      Total revenues                                         --              --
                                                   ------------    ------------
Costs and expenses:
   General and administrative expenses                  219,704         313,599
   (Gain) loss from equity in other ventures             (2,999)          1,308
                                                   ------------    ------------
      Total costs and expenses                          216,705         314,907
                                                   ------------    ------------
Operating loss                                         (216,705)       (314,907)
Other income:
      Interest income                                   292,092         172,649
                                                   ------------    ------------
Income (loss) before income taxes                        75,387        (142,258)
Income taxes                                                 --              --
                                                   ------------    ------------
      Net income (loss)                            $     75,387    ($   142,258)
                                                   ============    ============
Basic and diluted income (loss) per weighted
average share of common stock outstanding          $       0.01    ($      0.01)

                                                   ============    ============
Weighted average shares of common stock
outstanding - basic and diluted                      13,144,040      13,144,040
                                                   ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Six Months Ended
                                                             June 30,
                                                       2006            2005
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)

License and maintenance fees                       $    100,000     $   100,000
                                                   ------------    ------------
      Total revenues                                    100,000         100,000
                                                   ------------    ------------
Costs and expenses:
   General and administrative expenses                  480,906         516,443
   (Gain) loss from equity in other ventures             (5,368)            209
                                                   ------------    ------------
      Total costs and expenses                          475,538         516,652
                                                   ------------    ------------
Operating loss                                         (375,538)       (416,652)
Other income:
   Interest income                                      551,736         315,083
                                                   ------------    ------------
Income (loss) before income taxes                       176,198        (101,569)
Income taxes                                                 --              --
                                                   ------------    ------------
      Net income (loss)                            $    176,198    ($   101,569)
                                                   ============    ============
Basic and diluted income (loss) per weighted
average share of common stock outstanding          $       0.01    ($      0.01)

                                                   ============    ============
Weighted average shares of common stock
outstanding - basic and diluted                      13,144,040      13,144,040
                                                   ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Six Months Ended
                                                              June 30,
                                                        2006           2005
                                                    ------------   ------------
                                                    (Unaudited)     (Unaudited)

Cash flows from operating activities:
   Net income (loss)                                $    176,198   ($   101,569)
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
      Amortization of patent costs                        43,216         40,913
      Gain (loss) of equity in other ventures             (5,368)           209
   Changes in assets and liabilities:
      (Increase) in prepaid and other
      current assets                                     (18,460)       (11,560)
      Increase in accrued expenses and other
      current liabilities                                  9,232         21,130
                                                    ------------   ------------
Net cash provided by (used in) operating activities      204,818        (50,877)
                                                    ------------   ------------
Cash flows from investing activities:
      Patent licenses acquired                                --        (60,801)
                                                    ------------   ------------
Net cash used in investing activities                         --        (60,801)
                                                    ------------   ------------
Net increase (decrease) in cash and cash equivalents     204,818       (111,678)
Cash and cash equivalents - beginning of period       24,044,619     24,045,800
                                                    ------------   ------------
Cash and cash equivalents - end of period           $ 24,249,437   $ 23,934,122
                                                    ============   ============


     See accompanying notes to condensed consolidated financial statements.

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note - 1      ORGANIZATION AND BASIS OF PREPARATION

              The information presented as of June 30, 2006 and for the three and six-month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2005 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2005.

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc. All intercompany balances and transactions have been eliminated in consolidation.

              The results of operations for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

Note - 2      NET INCOME (LOSS) PER SHARE

              For the three and six-month periods ended June 30, 2006 and 2005 basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the three and six months ended June 30, 2006 and 2005 was the same as basic earnings per share as all of the Company's outstanding options' and warrants' exercise prices were greater than the average market price of the common shares. For this reason, for the three and six months ended June 30, 2006 and 2005, respectively, 57,167 and 79,236 options and warrants were excluded from the calculation of diluted earnings per share.

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

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


              In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. ("OSI"), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee of $250,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. During the six-month periods ended June 30, 2006 and 2005, the Company recognized $100,000 of license revenue related to this agreement.

Note - 4      INVESTMENT IN MARKETABLE SECURITIES

              The Company had an equity interest in Axiom Biotechnologies, Inc. ("Axiom"). Due to Axiom's operating losses, the Company's investment was written down to $0 at December 31, 2001. On August 30, 2002, Axiom entered into a merger agreement with a wholly-owned subsidiary of Sequenom, Inc., which is publicly traded on the Nasdaq National Market. In connection with the merger, the Company received 402,939 common shares of Sequenom, Inc. in exchange for its shares in Axiom after forfeiting 38,507 shares pursuant to the indemnification provisions of the merger agreement. On June 1, 2006, Sequenom, Inc. effected a one-for-three reverse stock split.

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

Note - 5      ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

              Statement of Financial Accounting Standards No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company's long-lived assets (principally capitalized patent costs) are required to be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or discontinued operations. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company's judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the Company's overall business strategy, and market and economic trends. In the future, events could cause the Company to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on the Company's financial condition and results of operations. The provisions of SFAS No. 144 did not have an impact on the Company's financial statements as of and for the three and six months ended June 30, 2006.

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note - 6       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

               In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R "SHARE BASED PAYMENT." This statement is a revision to SFAS No. 123, supersedes Accounting Principles Board ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and amends SFAS No. 95, "STATEMENT OF CASH FLOWS." This statement requires the Company to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements, and became effective during the reporting period ended March 31, 2006.

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

               Pro forma net income and basic and diluted earnings per share as if the fair-value-based method had been applied to all awards is not required since all options were vested prior to all periods provided.

               In November 1996, options were granted to certain directors then in office to purchase 12,000 shares of common stock at an exercise price of $6.75 per share. Each stock option grant is fully exercisable and expires in November 2006. The following table summarizes stock option information for such grants as of June 30, 2006:

                                CADUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                     Options Outstanding    Options Exercisable
                                    ---------------------  ---------------------
                                     Weighted
                                      Average    Weighted               Weighted
                                     Remaining    Average               Average
          Range of        Number    Contractual  Exercise    Number     Exercise
      Exercise Prices   Outstanding     Life       Price   Exercisable   Price
      ---------------  -----------  -----------  --------  -----------  --------
              $ 6.75      48,000        0.38      $ 6.75     48,000     $ 6.75


              Options granted under the Company's 1996 Incentive Plan expire ten years from date of grant. Under the 1996 Incentive Plan, there are currently outstanding options to purchase 9,167 shares of common stock at a weighted average exercise price of $6.56 per share The following table summarizes stock option information for such grants as of June 30, 2006:


                                     Options Outstanding    Options Exercisable
                                    ---------------------  ---------------------
                                     Weighted
                                      Average    Weighted               Weighted
                                     Remaining    Average               Average
          Range of        Number    Contractual  Exercise    Number     Exercise
      Exercise Prices   Outstanding     Life       Price   Exercisable   Price
      ---------------  -----------  -----------  --------  -----------  --------
       $6.38 to $6.63      9,167         0.77       $6.56     9,167       $6.56


Note - 7      COMPREHENSIVE INCOME (LOSS)

              The Company classifies its investment in marketable securities as available-for-sale.

              Unrealized gains and losses on available-for-sale securities are reported in accumulated other comprehensive (loss) income, a component of stockholders' equity.

              Other comprehensive income (loss) for the six and three-month periods ended June 30,

                                         Six Months            Three Months
                                   ---------------------   --------------------
                                      2006        2005       2006        2005
                                   ---------   ---------   --------   ---------
              Net income (loss)    $ 176,198   ($101,569)  $ 75,387   ($142,258)
              Other comprehensive
              (loss) income          (46,177)   (112,823)   (82,441)     40,294
                                   ---------   ---------   --------   ---------
              Comprehensive
              income (loss)        $ 130,021   ($214,392)  ($ 7,054)  ($101,964)
                                   =========   =========   ========   =========

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

At June 30, 2006, the Company had an accumulated deficit of approximately $33.5 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

REVENUES

There were no revenues for the three months ended June 30, 2006 and 2005.

COSTS AND EXPENSES

General and administrative expenses decreased to $219,704 for the three months ended June 30, 2006 from $313,599 for the same period in 2005. Patent costs and license fees decreased by $63,402 and franchise tax decreased by $32,416. There were net increases in other expenses of $1,923.

For the three months ended June 30, 2006, the Company recognized income of $2,999 in its investment in Laurel Partners Limited Partnership. The loss for the same period in 2005 was $1,308.

INTEREST INCOME

Interest income for the three months ended June 30, 2006 was $292,092 compared to interest income of $172,649 for the same period in 2005. This increase is attributable primarily to higher interest rates earned on invested funds.

NET INCOME

Net income for the three months ended June 30, 2006 was $75,387, compared to a net loss of $142,258 for the same period in 2005. This increase in income can be attributed primarily to an increase in interest income and a decrease in general and administrative expenses, primarily patent costs, license fees and franchise taxes.

SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

REVENUES

Revenues for the six months ended June 30, 2006 and 2005 were $100,000, which is the annual maintenance fee from OSI.

COSTS AND EXPENSES

General and administrative expenses decreased to $480,906 for the six months ended June 30, 2006 from $516,443 for the same period in 2005. Patent costs and license fees decreased by $7,590 and franchise taxes decreased by $32,416. There were net increases in other expenses of $4,469.

For the six months ended June 30, 2006 the Company recognized income of $5,368 in its investment in Laurel Partners Limited Partnership. The loss for the same period in 2005 was $209.

INTEREST INCOME

Interest income for the six months ended June 30, 2006 was $551,736 compared to interest income of $315,083 for the same period in 2005. This increase is attributable primarily to higher interest rates earned on invested funds.

NET INCOME

Net income for the six months ended June 30, 2006 was $176,198, compared to a net loss of $101,569 for the same period in 2005. This increase in income can be attributed primarily to an increase in interest income and a decrease in general and administrative expenses, primarily patent costs, license fees and franchise taxes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006 the Company held cash and cash equivalents of $24.2 million. The Company's working capital at June 30, 2006 was $24.5 million.

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

                                           CADUS CORPORATION
                                           (REGISTRANT)


Dated:   August 14, 2006   By:             /s/ David Blitz
                               ------------------------------------------------
                                           David Blitz
                                           President and Chief Executive Officer
                                           (Authorized Officer and Principal
                                           Financial Officer)

                                  EXHIBIT INDEX


         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

         Exhibit No.     Description
         ----------      -----------

         31              Certifications

         32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002