Form 10-Q
period 2006-09-30
CADUS CORP
filed 2006-11-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0-28674

CADUS CORPORATION

(Exact Name of Registrant as Specified on its Charter)

Delaware	13-3660391
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue, New York, New York	10153
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(212) 702-4315

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12-b-2 of the Exchange Act).

Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐   No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of October 31, 2006 was 13,144,040.

CADUS CORPORATION

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of our plans, strategies and objectives for our future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words. Although the Company believes that the expectations reflected in our forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to the Company's ability to license its technologies to third parties, the Company's inability to acquire and operate other companies, the Company's capital needs and uncertainty of future funding, the Company's history of operating losses, the unpredictability of patent protection, risk of obsolescence of the Company's technologies, as well as other risks and uncertainties discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION
Condensed Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$24,466,024	$24,044,619
Prepaid and other current assets	39,420	8,170
Investment in marketable securities	287,430	273,999
Total current assets	24,792,874	24,326,788

Investment in other ventures	170,074	161,406
Other assets, net	658,876	723,700
Total assets	$25,621,824	$25,211,894

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$47,256	$27,290
Total current liabilities	47,256	27,290
Commitments
Stockholders’ equity:
Common stock	132,857	132,857
Additional paid-in capital	59,844,355	59,844,355
Accumulated deficit	(33,253,621)	(33,630,154)
Accumulated other comprehensive (loss) income	(848,948)	(862,379)
Treasury stock	(300,075)	(300,075)
Total stockholders’ equity	25,574,568	25,184,604
Total liabilities and stockholder’s equity	$25,621,824	$25,211,894

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Income

	Three Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
License and maintenance fees	$-	$-
Total revenues	-	-
Costs and expenses:
General and administrative expenses	122,383	188,676
(Gain) from equity in other ventures	(3,300)	(1,840)
Total costs and expenses	119,083	186,836
Operating loss	(119,083)	(186,836)
Other income:
Interest income	319,418	201,692
Income before income taxes	200,335	14,856
Income taxes	-	-
Net income	$200,335	$14,856
Basic and diluted income per weighted average share of common stock outstanding	$0.02	$0.00
Weighted average shares of common stock outstanding - basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
License and maintenance fees	$100,000	$100,000
Total revenues	100,000	100,000
Costs and expenses:
General and administrative expenses	603,289	705,119
(Gain) from equity in other ventures	(8,668)	(1,631)
Total costs and expenses	594,621	703,488
Operating loss	(494,621)	(603,488)
Other income:
Interest income	871,154	516,775
Income (loss) before income taxes	376,533	(86,713)
Income taxes	-	-
Net income (loss)	$376,533	($ 86,713)
Basic and diluted income (loss) per weighted average share of common stock outstanding	$0.03	($ 0.01)
Weighted average shares of common stock outstanding - basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$376,533	($ 86,713)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of patent costs	64,824	62,522
(Gain) of equity in other ventures	(8,668)	(1,631)
Changes in assets and liabilities:
(Increase) in prepaid and other current assets	(31,250)	(24,590)
Increase in accrued expenses and other current liabilities	19,966	33,926
Net cash provided by (used in) operating activities	421,405	(16,486)
Cash flows from investing activities: Patent licenses acquired	-	(60,801)
Net cash (used in) investing activities	-	(60,801)
Net increase (decrease) in cash and cash equivalents	421,405	(77,287)
Cash and cash equivalents - beginning of period	24,044,619	24,045,800
Cash and cash equivalents - end of period	$24,466,024	$23,968,513

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note - 1 Organization and Basis of Preparation

The information presented as of September 30, 2006 and for the three and nine-month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2005 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2005.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc. All inter-company balances and transactions have been eliminated in consolidation.

The results of operations for the three and nine-month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

Note - 2 Net Income (Loss) Per Share

For the three and nine-month periods ended September 30, 2006 and 2005, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 was the same as basic earnings per share as all of the Company’s outstanding options’ and warrants’ exercise prices were greater than the average market price of the common shares. For this reason, for the three and nine months ended September 30, 2006 and 2005, respectively, 57,167 and 79,236 options and warrants were excluded from the calculation of diluted earnings per share.

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

In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. (“OSI”), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee of $250,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. During the nine-month periods ended September 30, 2006 and 2005, the Company recognized $100,000 of license revenue related to this agreement.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note - 4 Investment in Marketable Securities

The Company had an equity interest in Axiom Biotechnologies, Inc. ("Axiom"). Due to Axiom's operating losses, the Company's investment was written down to $0 at December 31, 2001. On August 30, 2002, Axiom entered into a merger agreement with a wholly-owned subsidiary of Sequenom, Inc., which is publicly traded on the Nasdaq National Market. In connection with the merger, the Company received 402,939 common shares of Sequenom, Inc. in exchange for its shares in Axiom after forfeiting 38,507 shares pursuant to the indemnification provisions of the merger agreement. On June 1, 2006, Sequenom, Inc. effected a one-for-three reverse stock split and the Company currently owns 134,313 common shares of Sequenom, Inc.

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

Note - 5 Accounting for Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company's long-lived assets (principally capitalized patent costs) are required to be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or discontinued operations. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company's judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the Company's overall business strategy, and market and economic trends. In the future, events could cause the Company to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on the Company's financial condition and results of operations. The provisions of SFAS No. 144 did not have an impact on the Company's financial statements as of and for the three and nine-month periods ended September 30, 2006.

Note - 6 Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment.” This statement is a revision to SFAS No. 123, supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This statement requires the Company to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements, and became effective during the reporting period ended March 31, 2006.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

SFAS No. 123R permits public companies to choose between the following two adoption methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

The adoption of SFAS No. 123R’s fair value method may have an impact on the Company’s future results of operations, although it will have no impact on its overall financial position.

The modified prospective method was adopted by the Board of Directors on March 20, 2006.

Pro forma net income and basic and diluted earnings per share as if the fair-value-based method had been applied to all awards is not required since all options were vested prior to all periods presented.

In November 1996, options were granted to certain directors then in office to purchase 12,000 shares of common stock at an exercise price of $6.75 per share. Each stock option grant is fully exercisable and expires in November 2006. The following table summarizes stock option information for such grants as of September 30, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.75	48,000	0.13	$6.75	48,000	$6.75

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Options granted under the Company’s 1996 Incentive Plan expire ten years from date of grant. Under the 1996 Incentive Plan, there are currently outstanding options to purchase 9,167 shares of common stock at a weighted average exercise price of $6.56 per share The following table summarizes stock option information for such grants as of September 30, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.38 to $6.63	9,167	0.52	$6.56	9,167	$6.56

Note - 7 Comprehensive Income

The Company classifies its investment in marketable securities as available-for-sale.

Unrealized gains and losses on available-for-sale securities are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity.

Other comprehensive income (loss) for the nine and three-month periods ended September 30,

	Nine Months		Three Months
	2006	2005	2006	2005
Net income (loss)	$376,533	($ 86,713)	$200,335	$14,856
Accumulated other comprehensive income (loss)	13,431	(193,411)	59,608	(80,588)
Comprehensive income (loss)	$389,964	($280,124)	$259,943	($ 65,732)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was incorporated in 1992 and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, the Company sold its drug discovery assets and ceased its internal drug discovery operations and research efforts for collaborative partners.

At September 30, 2006, the Company had an accumulated deficit of approximately $33.3 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

Three Months Ended September 30, 2006 and September 30, 2005

Revenues

There were no revenues for the three months ended September 30, 2006 and 2005.

Costs and Expenses

General and administrative expenses decreased to $122,383 for the three months ended September 30, 2006 from $188,676 for the same period in 2005. Patent costs decreased by $37,348, stockholder relations costs decreased by $18,153 and professional fees decreased by $9,205. There was a net decrease in other expenses of $1,587.

For the three months ended September 30, 2006, the Company recognized income of $3,300 in its investment in Laurel Partners Limited Partnership. The income for the same period in 2005 was $1,840.

Interest Income

Interest income for the three months ended September 30, 2006 was $319,418 compared to interest income of $201,692 for the same period in 2005. This increase is attributable primarily to higher interest rates earned on invested funds.

Net Income

Net income for the three months ended September 30, 2006 was $200,335, compared to net income of $14,856 for the same period in 2005. This increase in income can be attributed primarily to an increase in interest income and a decrease in general and administrative expenses, primarily patent costs, stockholder relations costs and professional fees.

Nine Months Ended September 30, 2006 and September 30, 2005

Revenues

Revenues for the nine months ended September 30, 2006 and 2005 were $100,000, which is the annual maintenance fee from OSI.

Costs and Expenses

General and administrative expenses decreased to $603,289 for the nine months ended September 30, 2006 from $705,119 for the same period in 2005. Patent costs and license fees decreased by $44,939, stockholder relations costs decreased by $18,206 and franchise taxes decreased by $32,416. There was a net decrease in other expenses of $6,269.

For the nine months ended September 30, 2006 the Company recognized income of $8,668 in its investment in Laurel Partners Limited Partnership. The income for the same period in 2005 was $1,631.

Interest Income

Interest income for the nine months ended September 30, 2006 was $871,154 compared to interest income of $516,775 for the same period in 2005. This increase is attributable primarily to higher interest rates earned on invested funds.

Net Income

Net income for the nine months ended September 30, 2006 was $376,533 compared to a net loss of $86,713 for the same period in 2005. This increase in income can be attributed primarily to an increase in interest income and a decrease in general and administrate expenses, primarily patent costs, license fees and franchise taxes.

Liquidity and Capital Resources

At September 30, 2006, the Company held cash and cash equivalents of approximately $24.5 million. The Company's working capital at September 30, 2006 was approximately $24.7 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-Q, the Company’s President and Chief Executive Officer, who also performs the functions of a principal financial officer, concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective. In addition, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on March 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

CADUS CORPORATION (Registrant)

Dated: November 14, 2006	By:	/s/ David Blitz
David Blitz
President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
31	Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002