Form 10-K
period 2006-12-31
CADUS CORP
filed 2007-03-30
CIK 911148

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number  0-28674

CADUS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3660391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue
New York, New York	10153
(Address of principal executive offices)	(Zip Code)

Company's telephone number, including area code: (212) 702-4351

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes: ☐  No: ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes: ☐  No: ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☒  No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act).

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐  No: ☒

As of June 30, 2006, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $11,812,215.88.

Number of shares outstanding of each class of Common Stock, as of March 15, 2007: 13,144,040 shares.

Special Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and stated securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of the Company’s plans, strategies and objectives for the Company’s future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and other similar words. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to the Company's ability to license its technologies to third parties, the Company's inability to acquire and operate other companies, the Company's capital needs and uncertainty of future funding, the Company's history of operating losses, the unpredictability of patent protection, risk of obsolescence of the Company's technologies, as well as other risks and uncertainties discussed in the Risk Factors section in Item 1A of this Annual Report on Form 10-K. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

PART I

Item 1. Business.

General

Cadus Corporation (“Cadus”) was incorporated under the laws of the State of Delaware in January 1992 and until July 30, 1999 devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, Cadus sold its drug discovery assets to OSI Pharmaceuticals, Inc. (“OSI”) and ceased its internal drug discovery operations and research efforts for collaborative partners. Cadus has a wholly owned subsidiary, Cadus Technologies, Inc. (the “Subsidiary”), which holds all patents, patent applications, know how, licenses and drug discovery technologies of the Company.

Cadus and the Subsidiary (collectively, the “Company”) currently have no employees and limited operations. The Company is presently seeking to (i) license the Subsidiary’s drug discovery technologies, (ii) engage in joint ventures that will utilize the Subsidiary’s drug discovery technologies and (iii) use a portion of their available cash to acquire or invest in companies or income producing assets. While such companies or assets might be in the biotechnology or pharmaceutical industries, the Company will consider acquisitions or investments in other industries as well.

Prior to July 30, 1999, Cadus developed several proprietary technologies that exploit the similarities between yeast and human genes to elucidate gene function and cell signaling pathways. On July 30, 1999, Cadus sold to OSI, pursuant to an asset purchase agreement, its drug discovery programs focused on G Protein-coupled receptors, its directed library of approximately 150,000 small molecule compounds specifically designed for drug discovery in the G Protein-coupled receptor arena, its collaboration with Solvay Pharmaceuticals B.V. (“Solvay Pharmaceuticals”). Pursuant to such sale transaction, Cadus would be entitled to royalties and up to $3.0 million in milestone payments on the first product derived from compounds sold to OSI or from the collaboration with Solvay Pharmaceuticals. To date no such payments have been received and there can be no assurance that Cadus will be entitled to any such payments in the future. Cadus retained ownership of all its other assets, including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, and genetic engineering tools and its genomics databases related to G Protein-coupled receptors. Cadus ceased its drug discovery operations and research efforts for collaborators as a result of this transaction. The Company’s current Chief Executive Officer is a consultant. See Item 10. Directors and Executive Officers of the Company.

In February 2000, Cadus licensed its yeast technologies and its bioinformatics software to OSI on a non-exclusive basis. In December 2001, Cadus transferred all of its patents, patent applications, know how, licenses and drug discovery technologies to the Subsidiary. In December 2001, the Subsidiary licensed its yeast technologies to a major pharmaceutical company on a non-exclusive basis for an initial five-year term, subject to annual renewals thereafter. That license was not renewed after the expiration of the initial five-year term in December 2006. The Subsidiary is seeking to license these technologies to other third parties on a non-exclusive basis. Three of these technologies are used to identify small molecules that act as agonists or antagonists to cell surface receptors: (i) a hybrid yeast cell technology that expresses a functioning human receptor and a portion of its signaling pathway in a yeast cell, (ii) the Autocrine Peptide Expression (“Apex™”) system that expresses in a hybrid yeast cell both a known human ligand and the receptor that is activated by that ligand and (iii) the Company’s Self Selecting Combinatorial Library (“SSCL™”) technologies, which are used to identify a ligand that activates a targeted orphan receptor (a receptor whose function is not known).

The Company’s Proprietary Drug Discovery Technologies

The following relates to the Company’s existing proprietary technology. Since Cadus sold its drug discovery assets to OSI in 1999, the Company has had no internal drug discovery operations nor has it engaged in research efforts for collaborative partners.

Background

The human body is comprised primarily of specialized cells that perform different physiological functions and that are organized into organs and tissues. All human cells contain DNA, which is arranged in a series of subunits known as genes. It is estimated that there are at least 25,000 genes in the human genome. Genes are responsible for the production of proteins. Proteins such as hormones, enzymes and receptors are responsible for managing most of the physiological functions of humans, including regulating the body’s immune system.

Cell surface receptors are an important class of proteins involved in cellular functioning because they are the primary mediators of cell to cell communication. Their location on the cell surface also makes them the most accessible targets for drug discovery. Cellular communication occurs when one cell releases a chemical messenger, called a “ligand,” which communicates with another cell by binding to and activating the receptor on the exterior of the second cell. Typically, a ligand binds only with one specific receptor or families of related receptors. This binding event activates the receptor triggering the transmission of a message through a cascade of signaling molecules from the exterior to the interior of the cell. This process is called signal transduction. When the signal is transmitted into the interior of the cell, it may, among other things, activate or suppress specific genes that switch on or switch off specific biological functions of the cell. The biological response of the cell, such as the secretion of a protein, depends primarily on the specific ligand and receptor involved in the communication.

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

Yeast

The Company has developed technologies based on yeast that are useful in identifying drug discovery candidates targeted at G Protein-coupled receptors. Yeast is a single-celled microorganism that is commonly used to make bread, beer and wine. In the 1980’s, scientists discovered structural and functional similarities between yeast cells and human cells. Both yeast and human cells consist of a membrane, an intracellular region and a nucleus containing genes. Basic cellular processes, including metabolism, cell division, DNA and RNA synthesis and signal transduction, are the same in both human and yeast cells. Yeast also have signal transduction pathways that function similarly to human cell pathways. More than 40 percent of all human gene classes have functional equivalents in yeast. The genes in yeast express proteins, including cell-surface receptors such as G Protein-coupled receptors and signaling molecules such as protein kinases, that are similar to human proteins.

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

Hybrid Yeast Cells

The Company developed a proprietary technology to insert human genes into yeast cells to create hybrid yeast cells. The Company’s scientists typically created hybrid yeast cells by replacing yeast G Protein-coupled receptor genes and certain signaling molecules with their human equivalents. As a result, these hybrid yeast cells express a human G Protein-coupled receptor and a portion of its signaling pathway. These hybrid yeast cells can be used to identify those compounds that act as agonists or antagonists to that receptor or a molecule that is in its signaling pathway. The Company designed and developed more than twenty-five thousand genetically different yeast strains that can be used to build novel hybrid yeast cells (the “Yeast System”).

Applications of the Yeast System

High Throughput Screening

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

•	Functional readout: Since the Yeast System reports the activity of the target GPCR, one can screen compounds directly for agonists or antagonists of the target receptor.

•
Low cost: Receptor bearing yeast grow in inexpensive microbial media, provide a limitless source of material and require no biochemical extraction or purification. In addition, assays have been performed in as small a volume as 80 nanoliters.

•
Accurate response: Extensive comparisons of the pharmacologic response of several human GPCRs have demonstrated that the response of a human GPCR in yeast accurately reflects the properties of the GPCR in human cells.

•	Highly reproducible: High throughput assays using the Yeast System yield extremely low coefficient of variation, comparable to the most reliable high throughput assays.

Identification of Ligands for Orphan GPCRs

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

Resources

The Company maintains all its strains as well as a biological database that catalogues the Company’s collection of proprietary cells, cell lines, yeast strains and genetic engineering tools. This database currently has approximately 30,000 entries, which include the phenotype and the genotype of the cell or yeast strain and its storage site.

Collaborative Arrangements

The Company no longer has any collaborations with pharmaceutical companies. The Bristol-Myers Squibb Company collaboration expired in July 1999, the Solvay Pharmaceuticals collaboration was assigned to OSI in July 1999 and the Company and SmithKline Beecham p.l.c. agreed to terminate their collaboration in September 1999. Each of Bristol-Myers Squibb Company and SmithKline Beecham p.l.c. is required to make payments to the Company upon the achievement by it of certain pre-clinical and drug development milestones and to pay the Company royalties on the sale of any drugs developed as a result of the research collaboration with the Company or through the use of the Company’s drug discovery technologies. There can be no assurance that any such milestones will be achieved or any such drugs developed.

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

In December 2001, the Subsidiary licensed to a major pharmaceutical company, on a non-exclusive basis, its yeast technologies, including various reagents and its library of over 25,000 yeast strains. The licensee paid to the Subsidiary an up-front non-refundable fee of $500,000. In October 2002, the licensee paid to the Subsidiary an additional $1,000,000 when the licensee achieved a research milestone. On September 12, 2003, the parties entered into an addendum to the agreement pursuant to which the Company extended the license to an affiliate of the licensee in consideration for the licensee agreeing to pay $120,000 to the Company. The licensee was entitled to use the technologies for five years from December 2001. Following the initial five-year term, the licensee was entitled to renew the license annually upon payment of an annual licensing fee of $250,000. The license was not renewed at the end of the initial five-year term in December 2006. The Subsidiary is seeking to license its yeast technologies to other third parties on a non-exclusive basis.

Patents, Proprietary Technology and Trade Secrets

The Subsidiary relies upon patents and trade secrets to protect its proprietary technologies. As of March 15, 2007, the Subsidiary is the assignee of 16 issued U.S. patents and 28 related granted foreign patents covering aspects of its yeast technology and is the exclusive worldwide licensee of four issued U.S. patents and 18 related granted foreign patents for use in drug discovery. In addition, as of such date, the Subsidiary owns or holds licenses to 14 other pending U.S. patent applications, as well as 13 related pending foreign patent applications.

The Company has obtained from Duke University an exclusive worldwide license to four issued U.S. patents and 18 related granted foreign patents as well as U.S. and international patent applications covering hybrid yeast cell technologies. These patents and patent applications are directed to hybrid yeast cells engineered to express human G Protein-coupled receptors and to methods of their use. In consideration for such license, the Subsidiary pays a minimum annual royalty and is required to make payments upon the achievement by the Subsidiary of certain drug development milestones and to pay royalties (net of minimum royalties) on the sale of drugs by the Subsidiary which were initially identified by the Subsidiary through the use of the licensed technology. In lieu of milestones and royalty payments on sales of drugs by sublicensees initially identified by sublicensees through the use of the licensed technology, the Subsidiary pays an annual fee (net of the minimum annual royalty) for each sublicense granted by it to such technology.

The Company has also filed patent applications based on inventions by Cadus's scientists directed to hybrid yeast cells and yeast cells engineered to produce both peptide libraries and human proteins that can function in certain signal transduction pathways of the engineered yeast cell. These applications seek to protect aspects of the Apex™ and SSCL™ technologies. The Company has also filed patent applications directed to methods, constructs and reagents, including engineered cells, for discovering ligands to orphan receptors. Peptides, and mimetics thereof, which have been discovered using the SSCL™ technology are also covered in these patent applications both as compositions and for their therapeutic use.

The Company has granted to OSI a non-exclusive license to use several of its patents and patent applications relating to its yeast-based technologies.

In addition to patent protection, the Company relies upon trade secrets and proprietary know-how to maintain its competitive position. To maintain the confidentiality of its trade secrets and proprietary information, the Company has generally required its employees and consultants to execute confidentiality agreements upon the commencement of their relationships with the Company.

Patent law as it relates to inventions in the biotechnology field is still evolving, and involves complex legal and factual questions for a number of which legal principles are not firmly established. Accordingly, no predictions can be made regarding the breadth or enforceability of claims allowed in the patents that have been issued to the Company or its licensors or in patents that may be issued to the Company or its licensors in the future. Accordingly, no assurance can be given that the claims in such patents, either as initially allowed by the United States Patent and Trademark Office or any of its foreign counterparts or as may be subsequently interpreted by courts inside or outside the United States, will be sufficiently broad to protect the Company’s proprietary rights, will be commercially valuable or will provide competitive advantages to the Company and its present or future collaborative partners or licensees. Further, there can be no assurance that patents will be granted with respect to any of the Company’s pending patent applications or with respect to any patent applications filed by the Company in the future. There can be no assurance that any of the Company’s issued or licensed patents would ultimately be held valid or that efforts to defend any of its patents, trade secrets, know-how or other intellectual property rights would be successful.

The field of gene discovery has become intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents covering their gene discoveries. Some of these applications or patents may be competitive with the Company’s applications or conflict in certain respects with claims made under the Company’s applications. Moreover, because patent applications in the United States and abroad are published not earlier than eighteen months from their earliest effective filing date and because publication of technological developments in the scientific or patent literature often lags behind the date of such developments, the Company cannot be certain that it was the first to invent the subject matter covered by its patents or patent applications or that it was the first to file patent applications for such inventions. If an issue regarding priority of invention were to arise with respect to any of the U.S. patents or U.S. patent applications of the Company or its licensors, the Company might have to participate in litigation or interference proceedings declared by the United States Patent and Trademark Office or similar agencies in other countries to determine priority of invention. Any such participation could result in substantial cost to the Company, even if the eventual outcome were favorable to the Company.

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

Competition

The biotechnology and pharmaceutical industries are intensely competitive. The Company’s technologies consist principally of genetically engineered yeast cells. The Company is aware of companies, such as Glaxo Smith Kline, Plc, that may use yeast as a drug discovery medium. In addition, many smaller companies are pursuing these areas of research. Many of the Company’s competitors have greater financial and human resources than the Company. There can be no assurance that competitors of the Company will not develop competing drug discovery technologies that are more effective than those developed by the Company thereby rendering the Company’s drug discovery technologies obsolete or noncompetitive. Moreover, there can be no assurance that the Company’s competitors will not obtain patent protection or other intellectual property rights that would limit the Company’s ability to use or license its drug discovery technologies, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

In order to compete successfully, the Company’s goal is to obtain patent protection for its drug discovery technologies and to make these technologies available to pharmaceutical and biotechnology companies through licensing arrangements for use in discovering drugs. There can be no assurance, however, that the Company will obtain patents covering its technologies that protect it against competitors. Moreover, there can be no assurance that the Company’s competitors will not succeed in developing technologies that circumvent the Company’s technologies or that such competitors will not succeed in developing technologies that are more effective than those developed by the Company or that would render technology of the Company less competitive or obsolete.

Employees

As of March 15, 2007, the Company had no employees. David Blitz, the acting Chief Executive Officer of Cadus and the Subsidiary, is not an employee of Cadus or the Subsidiary, and is serving under a consulting arrangement as the acting Chief Executive Officer of Cadus and the Subsidiary at the rate of $25,000 per annum.

Item 1A. Risk Factors.

An investment in the shares of Cadus’ common stock involves a high degree of risk. Accordingly, investors and prospective investors should consider carefully the following risk factors, as well as all other information contained in this Annual Report on Form 10-K, in connection with investments in shares of Cadus’ common stock.

The Company May Be Unable to Derive Revenues from its Technologies

The Company has licensed its yeast technologies to OSI. Under its license, OSI is obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior notice. The Company is seeking to license its yeast technologies to other third parties. There can be no assurance that the existing licensing arrangement with OSI will not be terminated or that the Company will enter into new licensing arrangements with other third parties.

Certain of the Company’s former collaborative partners are required to make payments to the Company upon the achievement by them of certain pre-clinical and drug development milestones and to pay the Company royalties on the sale of any drugs developed as a result of past research collaboration with the Company or through the use of the Company’s drug discovery technologies. The Company's receipt of revenues from drug development milestones or royalties on sales under agreements with its former collaborative partners is dependent upon the activities and the development, manufacturing and marketing resources of its former collaborative partners. Development of new pharmaceutical products is highly uncertain, and no assurance can be given that the Company's drug discovery technologies will result in any commercially successful products developed by the Company’s former collaborative partners. There can be no assurance that such former collaborative partners will pursue the development and commercialization of such products, that any such development or commercialization would be successful or that the Company will derive any additional revenue from such arrangements. While the Company pursuant to arrangements with its former collaborative partners may be entitled to receive milestone payments and royalties with respect to drugs developed from compounds identified or confirmed using the Company's technologies, there can be no assurance that disputes will not arise over whether or not specific compounds were identified or confirmed using the Company's technologies and are, therefore, covered by such royalty and milestone provisions. Furthermore, there can be no assurance that the Company’s former collaborative partners will not pursue alternative technologies in preference to those of the Company. To date, the Company has not received revenues from its former collaborative partners from drug development milestones or royalties.

History of Operating Losses

The Company has incurred operating losses in each year since its inception with the exception of 2002. At December 31, 2006, the Company had an accumulated deficit of approximately $33.2 million. The Company's losses have resulted principally from costs incurred in connection with its previous research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues. The Company expects to incur additional operating losses over the next several years.

Uncertainty of Utilization of Operating Loss and Research and Development Credit Carryforwards.

The Company had a net operating loss carryforward of $28,850,000 and a research and development credit carryforward of $2,535,000 at December 31, 2006. These net operating loss carryforwards and the research and development credit carryforward expire in various years from 2007 to 2025. The Company's ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations, and there can be no assurance that the Company will be able to utilize such carryforwards.

Uncertainty of Future Profitability

The Company's ability to generate revenues and become profitable is dependent in large part on the ability of the Company to enter into additional licensing arrangements. There can be no assurance that the Company will be able to do so or that the Company will ever achieve profitability.

Uncertainty of Protection of Patents and Proprietary Rights

Patent law as it relates to inventions in the biotechnology field is still evolving, and involves complex legal and factual questions for which legal principles are not firmly established. Accordingly, no predictions can be made regarding the breadth or enforceability of claims allowed in the patents that have been issued to the Company or its licensors or in patents that may be issued to the Company or its licensors in the future. Accordingly, no assurance can be given that the claims in such patents, either as initially allowed by the United States Patent and Trademark Office or any of its foreign counterparts or as may be subsequently interpreted by courts inside or outside the United States, will be sufficiently broad to protect the Company’s proprietary rights, will be commercially valuable or will provide competitive advantages to the Company and its present or future licensees. Further, there can be no assurance that patents will be granted with respect to any of the Company’s pending patent applications or with respect to any patent applications filed by the Company in the future. There can be no assurance that any of the Company’s issued or licensed patents would ultimately be held valid or that efforts to defend any of its patents, trade secrets, know-how or other intellectual property rights would be successful.

The field of gene discovery has become intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents covering their gene discoveries. Some of these applications or patents may be competitive with the Company’s applications or conflict in certain respects with claims made under the Company’s applications. Moreover, because patent applications in the United States are maintained in secrecy until patents issue and because patent applications in certain other countries generally are not published until more than eighteen months after they are filed and because publication of technological developments in the scientific or patent literature often lags behind the date of such developments, the Company cannot be certain that it was the first to invent the subject matter covered by its patents or patent applications or that it was the first to file patent applications for such inventions. If an issue regarding priority of inventions were to arise with respect to any of the patents or patent applications of the Company or its licensors, the Company might have to participate in litigation or interference proceedings declared by the United States Patent and Trademark Office or similar agencies in other countries to determine priority of invention. Any such participation could result in substantial cost to the Company, even if the eventual outcome were favorable to the Company.

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

Risk of Obsolescence or Limitations on the Company’s Technologies

The Company’s technologies consist principally of genetically engineered yeast cells. The Company is aware of companies, such as Glaxo Smith Kline, Plc, that may use yeast as a drug discovery medium. In addition, many smaller companies are pursuing these areas of research. There can be no assurance that competitors of the Company will not develop competing drug discovery technologies that are more effective than those developed by the Company thereby rendering the Company’s drug discovery technologies obsolete or noncompetitive. Moreover, there can be no assurance that the Company’s competitors will not obtain patent protection or other intellectual property rights that would limit the Company’s ability to use or license its drug discovery technologies, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s goal is to obtain patent protection for its drug discovery technologies and to make these technologies available to pharmaceutical and biotechnology companies through licensing arrangements for use in discovering drugs. There can be no assurance, however, that the Company will obtain patents covering its technologies that protect it against competitors. Moreover, there can be no assurance that the Company’s competitors will not succeed in developing technologies that circumvent the Company’s technologies or that such competitors will not succeed in developing technologies that are more effective than those developed by the Company or that would render technology of the Company less competitive or obsolete.

Inability to Identify Acquisitions or Investments

At December 31, 2006, the Company had cash and cash equivalents of $24.6 million. The Company is presently seeking to use a portion of its available cash to acquire or invest in companies or income producing assets. To date the Company has not been able to identify an appropriate acquisition or investment and there can be no assurance that it will do so. There also can be no assurance that acquisitions or investments by the Company will be profitable.

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

Possible Volatility of Stock Price

The market prices for securities of biotechnology companies have been highly volatile and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Announcements of technological innovations or new commercial products by the Company’s licensees or its competitors, developments concerning proprietary rights, including patents and litigation matters, publicity regarding actual or potential results with respect to products or compounds under development by the Company’s licensees or former collaborative partners, regulatory developments in both the United States and foreign countries, changes in reimbursement policies, developments in the Company's relationship with current or future licensees, if any, public concern as to the safety and efficacy of drugs developed by the Company’s licensees or former collaborative partners using the Company’s technologies, public concern as to the efficacy of new technologies, general market conditions, as well as quarterly fluctuations in the Company's revenues, if any, and financial results and other factors, may have a significant effect on the market price of the Common Stock. In particular, the realization of any of the risks described in these "Risk Factors" could have an adverse effect on the market price of the Company's Common Stock.

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

Item 3. Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 4. Submission to a Vote of Security Holders.

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cadus’s common stock, $.01 par value per share (the “Common Stock”), was traded on the Nasdaq National Market under the symbol KDUS until September 27, 1999 when it was delisted. Since September 27, 1999, Cadus’s Common Stock has traded on the over-the-counter bulletin board under the symbol KDUS.OB. The table below sets forth the high and low sales price per share of the Common Stock for the periods indicated, as reported by the over-the-counter bulletin board.

Fiscal Year 2006	High	Low
First quarter ended March 31, 2006	$1.67	$1.60
Second quarter ended June 30, 2006	$1.67	$1.55
Third quarter ended September 30, 2006	$1.62	$1.48
Fourth quarter ended December 31, 2006	$1.67	$1.52

Fiscal Year 2005	High	Low
First quarter ended March 31, 2005	$1.58	$1.46
Second quarter ended June 30, 2005	$1.59	$1.47
Third quarter ended September 30, 2005	$1.67	$1.51
Fourth quarter ended December 31, 2005	$1.65	$1.56

As of March 15, 2007, there were approximately 70 holders of record of Cadus’s Common Stock.

Cadus has not declared or paid any cash dividends on its Common Stock during the past two fiscal years and does not anticipate paying any such dividends in the foreseeable future. Cadus intends to retain any earnings for the growth of and for use in its business.

Recent Sales of Unregistered Securities.

Within the past three years, Cadus has not issued and sold securities that were not registered under the Securities Act of 1933, as amended (the “Act”).

Item 6. Selected Financial Data.

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2006	2005	2004	2003		2002
Statement of Operations Data:	(dollars in thousands, except share and per share data)
Revenues	$100	$100	$100	$220		$1,100
Operating costs and expenses:
Total costs and expenses	784	808	778	837		886
Operating (loss) income	(684)	(708)	(678)	(617)		214
Net income (loss)	$446	($41)	($394)	($ 190	)(1)	$1,316	(2)
Basic and diluted net income (loss) per share	$0.03	$0.00	($0.03)	($ 0.01)		$0.10
Shares used in calculation of basic and diluted net income (loss) per share	13,144,040	13,144,040	13,144,040	13,144,040		13,144,040

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$24,602	$24,045	$24,046	$24,369	$24,923
Total assets	26,047	25,212	25,546	26,807	26,870
Accumulated deficit	(33,184)	(33,630)	(33,589)	(33,196)	(33,006)
Stockholders’ equity	25,985	25,185	25,532	26,758	26,458

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

Recently Issued Accounting Standards

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

On March 20, 2006, the Company adopted the modified prospective method in accounting for share-based payment in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Previously, as permitted by SFAS No. 123, the Company accounted for share-based payments to employees using the APB No. 25 intrinsic value method and recognized no compensation cost for employee stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with some exceptions. The adoption of SFAS No. 123R's fair value method may have an impact on the Company's results of operations, although it will have no impact on its overall financial position.

Pro forma net income and basic and diluted earnings per share as if the fair-value-based method had been applied to all awards is not required since all options were vested prior to all periods presented.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as subsequent changes in a tax position, calculation of interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation becomes effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measures. This Statement applies under other accounting pronouncements that require or permit fair value measurements; it does not require any new fair value measures. SFAS No. 157 becomes effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial position or results of operations.

In September 2006, the SEC released Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” ("SAB 108"), which provides guidance on how the effects of the carryover on reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006, and was adopted by the Company on December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

In October 2006, the FASB issued FSP FAS 123(R)-5, “Amendment to FSP FAS 123(R)-1.” The FSP 123(R)-5 provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a) there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b) all holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. Currently, this pronouncement has no effect on the Company’s financial statements.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

Overview

Cadus was incorporated in 1992 and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, Cadus sold its drug discovery assets to OSI Pharmaceuticals, Inc. ("OSI") and ceased its internal drug discovery operations and research efforts for collaborative partners. Cadus currently has limited operations, no employees and the Company’s current Chief Executive Officer is a consultant. See Item 10. Directors and Officers of the Company. The Company is currently seeking to (i) license the Subsidiary’s drug discovery technologies and (ii) to use a portion of its available cash to acquire or invest in companies or income producing assets. While such companies or assets might be in the biotechnology or pharmaceutical industries, the Company will consider acquisitions or investments in other industries as well.

The Company has incurred operating losses in each year since its inception except for an operating gain of approximately $214,000 for the year ended December 31, 2002. At December 31, 2006, the Company had an accumulated deficit of approximately $33.2 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income.

As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. Despite the fact that the Company has no employees and limited operations, it continues to incur general and administrative expenses. These, for the most part, relate to legal, accounting and other costs associated with maintaining a public company and legal and other costs relating to the maintenance of patents. For the year ended December 31, 2006, such expenses aggregated $795,884 and included patent costs (including legal fees) and license fees of approximately $336,000, legal fees (other than in connection with patents) of approximately $139,000, bookkeeping, and accounting and tax preparation fees of approximately $117,000. Since the Company only had revenues of $100,000, it incurred an operating loss of $684,000 for the year ended December 31, 2006.

The following accounting policies are important to understanding the Company’s financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see note 2 to our consolidated financial statements, "Significant Accounting Policies."

Revenue recognition. The Company has entered into a license agreement with OSI under which it has licensed to OSI its yeast technology on a non-exclusive basis. The agreement provides for the payment of non-refundable license fees to the Company. The Company recognizes the license fees as income when received, as there are no continuing performance obligations of the Company to the licensee.

Accounting for income taxes. As part of the process of preparing the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent it establishes a valuation allowance or increases this allowance in a period, the Company must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets.

Results of Operations

Years Ended December 31, 2006 and 2005

Revenues

Revenues for 2006 and 2005 were $100,000 which is the annual maintenance fee from OSI.

Operating Expenses

General and administrative expenses decreased to $795,884 for 2006 from $812,031 in 2005. This decrease was attributable to a decrease in patent costs and license fees of $25,478, offset by an increase in professional fees of $11,576. There was a net decrease of $2,245 in sundry expenses.

Equity in Other Ventures

Equity in other ventures in 2006 reflects a gain of $12,021 from the Company’s investment in Laurel Partners Limited Partnership. There was a $3,769 gain in 2005 from such investment.

Interest Income

Interest income for 2006 increased to $1,196,308 from $751,430 in 2005. This increase was attributable primarily to investment in money market funds with a higher yield. The average interest earned on invested funds was approximately 4.93% in 2006.

Net Income (Loss)

Net income for 2006 was $446,194 compared to a net loss of $41,084 in 2005. The increase in net income is attributable to increases in interest income of $444,878 and in income in other ventures of $8,252, and by decreases in operating expenses of $16,147 and in state taxes of $18,001.

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

Equity in Other Ventures

Equity in other ventures in 2005 reflects a gain of $3,769 from the Company’s investment in Laurel Partners Limited Partnership. There was a $5,168 loss in 2004 from such investment.

Interest Income

Interest income for 2005 increased to $751,430 from $255,913 in 2004. This increase was attributable primarily to investment in money market funds with a higher yield. The average interest earned on invested funds was approximately 3.1% in 2005.

Net (Loss)

The net loss for 2005 was $41,084 compared to net loss of $393,503 in 2004. The decrease in net loss is primarily attributable to increases in interest income of $495,517 and in income in other ventures of $8,937, offset by increases in operating expenses of $39,643 and in state taxes of $112,392.

Liquidity and Capital Resources

At December 31, 2006 the Company held cash and cash equivalents of $24.6 million. The Company's working capital at December 31, 2006 was $25.2 million.

In February 2000, Cadus licensed to OSI, on a non-exclusive basis, its yeast technologies. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice.

In December 2001, the Company licensed to a major pharmaceutical company, on a non-exclusive basis, its yeast technologies for an initial five-year term. The licensee paid to the Subsidiary an up-front non-refundable fee of $500,000. In October 2002, the licensee paid to the Subsidiary an additional $1,000,000 when the licensee achieved a research milestone. In September 2003, the licensee paid an additional $120,000 pursuant to an addendum to the license agreement under which the Company extended the license to an affiliate of the licensee. This license was not renewed after the expiration of the initial five-year term in December 2006.

The Company believes that its existing resources, together with interest income, will be sufficient to support its current and projected funding requirements through the end of 2008. This forecast of the period of time through which the Company's financial resources will be adequate to support its operation is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to license its technologies and otherwise realize value from its assets, the transactions, if any, arising from the Company's efforts to acquire or invest in companies or income producing assets and the expenses of pursuing such transactions.

Net Operating Loss Carryforwards

At December 31, 2006 the Company had tax net operating loss carryforwards of approximately $28.9 million and research and development credit carryforwards of approximately $2.5 million which expire in years 2007 through 2025. Such net operating loss carryforwards may be utilized under certain conditions as a deduction against future income and such development credit carryforwards may be utilized under certain circumstances as an offset against future taxes. The Company's ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds with portfolios of investment grade corporate and U.S. government securities. The Company does not believe it is materially exposed to changes in interest rates. Under its current policies the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8. Financial Statements.

The financial statements and notes thereto may be found following Item 15 of this report. For an index to the financial statements, see Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 23, 2005, the Board of Directors of the Company engaged Holtz Rubenstein Reminick LLP as the Company’s new independent accountants to replace Grant Thornton LLP. The Board of Directors decided to solicit proposals from independent accounting firms during April and May 2005. After receiving these proposals and considering a variety of factors, the Board of Directors voted to engage Holtz Rubenstein Reminick LLP as the Company’s new independent accountants and to dismiss Grant Thornton LLP effective upon the engagement of Holtz Rubenstein Reminick LLP.

The report of Grant Thornton LLP on the consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2004 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audit of the consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2004, and during the period from January 1, 2005 through June 23, 2005, the Company did not have any disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Grant Thornton LLP would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2004. During the period of time from May 4, 2004, when the Company engaged Grant Thornton LLP, through June 23, 2005, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K adopted by the Securities and Exchange Commission (the “Commission”).

During the fiscal years ended December 31, 2004 and December 31, 2003, and during the period from January 1, 2005 through June 23, 2005, the Company did not consult with Holtz Rubenstein Reminick LLP regarding any of the matters specified in Item 304(a)(2) of Regulation S-K.

Item 9A. Controls and Procedures.

Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, the Company’s President and Chief Executive Officer, who also performs functions similar to those of a principal financial officer, concluded that the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission. During the year ended December 31, 2006, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to the executive officers and directors of Cadus as of March 15, 2007 is set forth below:

Name	Age	Position

James R. Broach, Ph.D.	59	Director

Russell D. Glass	44	Director

Carl C. Icahn	71	Director

Peter S. Liebert, M.D.(1)	71	Director

Jack G. Wasserman(1)	70	Director

David Blitz	75	Chief Executive Officer and President

(1)	Member of the Compensation Committee.

James R. Broach, Ph.D., a scientific founder of Cadus and inventor of Cadus’s yeast-based drug discovery technology, has been Director of Research of Cadus since its inception. He has been a Professor at Princeton University since 1984 in the Department of Molecular Biology, where he is currently Associate Chair and Associate Director of the Lewis Sigler Institute for Integrative Genomics. In 1984, Dr. Broach and his collaborators were the first ones to demonstrate that human genes could be successfully implanted into yeast cells. He received his Ph.D. in Biochemistry from University of California at Berkeley and his B.S. from Yale University.

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

Carl C. Icahn has served as a Director of Cadus since July 1993. Mr. Icahn has served as chairman of the board and a director of Starfire Holding Corporation, a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Since February 2005, Mr. Icahn has served as a director of CCI Onshore Corp. and CCI Offshore Corp., which are in the business of managing private investment funds, and from September 2004 to February 2005, Mr. Icahn served as the sole member of their predecessors, CCI Onshore LLC and CCI Offshore LLC, respectively. Mr. Icahn was also chairman of the board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005. Since 1994, Mr. Icahn has been the principal beneficial stockholder of American Railcar Industries, Inc., currently a publicly traded company that is primarily engaged in the business of manufacturing covered hopper and tank railcars, and has served as chairman of the board and as a director of American Railcar Industries, Inc. since 1994. Since November 1990, Mr. Icahn has been chairman of the board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership controlled by Mr. Icahn that invests in real estate and holds various other interests, including the interests in its subsidiaries that are engaged, among other things, in the casino entertainment business and the home textile business. From October 1998 through May 2004, Mr. Icahn was the president and a director of Stratosphere Corporation, which operates the Stratosphere Hotel and Casino. Mr. Icahn has been chairman of the board and a director of XO Holdings, Inc. since February 2006 and was chairman of the board and a director of XO Communications, Inc. (XO Holdings' predecessor) from January 2003 to February 2006. XO Holdings is a publicly traded telecommunications services provider controlled by Mr. Icahn. In May 2005, Mr. Icahn became a director of Blockbuster Inc., a publicly traded provider of in-home movie rental and game entertainment. In September 2006, Mr. Icahn became a director of ImClone Systems Incorporated, a publicly traded biopharmaceutical company, and since October 2006 has been the chairman of the board of ImClone Systems. Mr. Icahn received his B.A. from Princeton University.

Peter S. Liebert, M.D., became a director of Cadus in April 1995. Dr. Liebert has been a pediatric surgeon in private practice since 1968 and is Chief of Pediatric Surgery at the Stamford Hospital in Stamford, Connecticut. He is a past president of the Westchester County Medical Society and is currently Chairman of its Finance Committee. He is also Chairman of the Board of Rx Vitamins, Inc. and a member of the Board of Directors of ImClone Systems Incorporated. Dr. Liebert holds an M.D. from Harvard University Medical School and a B.A. from Princeton University.

Jack G. Wasserman has served as a director of Cadus since May 1996. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida, and the District of Columbia. From 1966 until 2001 he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm and its predecessors. Since September 2001 Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Since 1993 he has been a director of American Property Investors, Inc., the general partner of American Real Estate Partners, LP and, in 2003, became a director of its indirect subsidiaries, American Casino & Entertainment Properties and American Entertainment & Casino Finance Corp. Mr. Wasserman has been licenced by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission. Since December 1, 1998, Mr. Wasserman has been a director of National Energy Group, Inc. In 2003, National Energy Group, Inc. became an indirect subsidiary of American Real Estate Partners, LP. On March 11, 2004, Mr. Wasserman was appointed to the Board of Directors of Triarc Companies, Inc. and was elected by the stockholders to the Board of Directors in June 2004; he serves on Triarc’s Audit and Compensation Committees. Mr. Wasserman received a B.A. from Adelphi University, a J.D. from Georgetown University Law Center, and a Graduate Diploma from Johns Hopkins University School of Advanced International Studies.

David Blitz became acting President, Chief Executive Officer, Treasurer and Secretary of Cadus in May 2004. Mr. Blitz, a retired partner of Deloitte & Touche, has been employed as a certified public accountant by Joel Popkin & Co., P.C. since January 1990. Mr. Blitz, as an employee of Joel Popkin & Co., P.C., has been performing Cadus Corporation's internal accounting since March 2000. He earned his B.A. in Economics from Brooklyn College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Cadus’s directors and executive officers, and persons who own more than ten percent of a registered class of Cadus’s equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock of Cadus. Reporting persons are required by SEC regulation to furnish the Company with copies of all such filed reports. To Cadus’s knowledge, based solely on a review of copies of such filed reports furnished to Cadus, all of Cadus’s directors, officers and greater than ten percent beneficial owners made all required filings during fiscal year 2006 in a timely manner.

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

Corporate Governance

Directors are elected by the stockholders of Cadus at each annual meeting of stockholders and serve until the next annual meeting of stockholders and until their successors are elected and qualified or until their earlier removal or resignation.

The Board of Directors of Cadus has a Compensation Committee, consisting of Messrs. Liebert and Wasserman, which makes recommendations regarding salaries and incentive compensation for employees of and consultants to Cadus and which administers the 1996 Incentive Plan.

The Company does not have a separately-designated standing nominating committee or a committee performing similar functions. Because of the small size of the Board of Directors, the Board of Directors performs this function. The Board of Directors considers certain factors when selecting candidates for director positions, including, but not limited to, the current composition and diversity of skills of the Board of Directors, the expertise and experience of a director leaving the Board of Directors, and the expertise required in connection with a particular corporate need for specific skills. The Board of Directors considers the following characteristics when considering a prospective candidate for the Board: (i) a desire to serve on the Board of Directors primarily to contribute to the growth and prosperity of the Company and help create long-term value for its shareholders; (ii) business or professional knowledge and experience that will contribute to the effectiveness of the Board of Directors; (iii) the ability to understand and exercise sound judgment on issues related to the goals of the Company; and (iv) a willingness and ability to devote the time and effort required to serve effectively on the Board of Directors, including preparation for and attendance at Board meetings.

The Board of Directors will consider stockholder nominations for directors timely given in writing to the Company prior to the annual meeting of stockholders. To be timely, the stockholder’s nomination must be delivered, to the attention of the President of the Company, within the time permitted for submission of a stockholder proposal as described in the Company’s proxy statement and filings with the SEC. Such notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director, (i) the name, age, business address and residential address of each such person, (ii) the principal occupation or employment of such person, (iii) the number of shares of the Company that are beneficially owned by such person and (iv) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act, including, without limitation, such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected; and (b) as to the stockholder giving the notice (i) the name and address of such stockholder and (ii) the number of shares of the Company that are beneficially owned by such stockholder (and, if the stockholder is not a record holder of the shares, verification of ownership from the record holder). The President of the Company will forward such notice on to one or more of the directors for screening and review and such director’s or directors’ determination whether to recommend that the full Board of Directors consider the nomination contained in such notice.

In the ordinary course, absent special circumstances or a change in the criteria for Board membership, the Board of Directors may renominate incumbent directors who continue to be qualified for Board services and are willing to continue as directors.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus in all capacities for the fiscal years ended December 31, 2006, 2005 and 2004, by (i) all individuals serving as Cadus’s principal executive officer or principal financial officer, or acting in a similar capacity, (ii) the three most highly compensated executive officers other than the executive officers in clause (i), who were serving as executive officers at the end of such fiscal year and (iii) and up to two additional most highly compensated executive officers who would have otherwise been included in clause (ii) but for the fact that they were not serving as executive officers at the end of such fiscal year (collectively, the “Named Executive Officers”):

Summary Compensation Table For 2006, 2005 and 2004 Fiscal Years

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

David Blitz(1)	2006	$25,000	—	—	$25,000
President and Chief Executive	2005	$25,000	—	—	$25,000
Officer	2004	$15,625	—	—	$15,625
Michele A. Paige(2)	2006	—	—	—	—
President and Chief Executive	2005	—	—	—	—
Officer	2004	—	—	—	—

(1)	Mr. David Blitz has been the Company’s acting President and Chief Executive Officer from May 2004 and serves in such capacity at the rate of $25,000 per annum.

(2)	Ms. Michele A. Paige was the Company’s President and Chief Executive Officer from February 2003 until April 2004 and served in such capacity without compensation.

Grants of Plan Based Awards.

There were no grants by Cadus of awards to Named Executive Officers during the fiscal year ended December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End

No Named Executive Officer had any outstanding Cadus equity awards as of December 31, 2006.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2006, no Named Executive Officer exercised any stock option, stock appreciation right or similar instrument and no Cadus stock (including any restricted stock, restricted stock unit or similar instrument) vested for any Named Executive Officer.

Director Compensation

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus by its directors in all capacities for the fiscal year ended December 31, 2006:

Director Compensation Table For 2006 Fiscal Year

Name	Fees Earned or Paid in Cash ( $)(1)	All Other Compensation ($)		Total ($)
James R. Broach	$3,000	$13,000	(2)	$16,000
Russell D. Glass	$3,000	—		$3,000
Carl C. Icahn	$3,000	—		$3,000
Peter S. Liebert	$3,000	—		$3,000
Jack G. Wasserman	$3,000	—		$3,000

(1)	Each non-employee director receives $3,000 in annual compensation, payable quarterly in arrears.

(2)	James R. Broach provides consulting services to the Company for patent and license related matters, for which he was paid $13,000 in the fiscal year ended December 31, 2006.

Incentive Plans

Stock Option Agreements

Cadus has previously granted non-qualified stock options to directors, officers, employees and consultants of Cadus by means of stock option agreements that were not issued pursuant to any written incentive plan of the Company. During 2006, there were no stock options granted pursuant to such stock option agreements. As of March 15, 2007, no shares of Common Stock were subject to outstanding stock options granted under such stock option agreements.

1996 Incentive Plan

Cadus’s 1996 Incentive Plan (the “1996 Incentive Plan”) was adopted by the Board of Directors and approved by the stockholders of Cadus in May 1996. In December 1996, the Board of Directors of Cadus amended the 1996 Incentive Plan to (i) increase the maximum number of shares of Common Stock that may be the subject of awards under the 1996 Incentive Plan from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) and (ii) provide for the grant of stock options to directors of the Company . The stockholders of Cadus approved such amendments to the 1996 Incentive Plan in June 1997. In December 1997, the Board of Directors amended the 1996 Incentive Plan to increase the maximum number of shares of Common Stock that may be the subject of awards under the 1996 Incentive Plan from 833,334 to 1,833,334 (plus any shares that are the subject of canceled or forfeited awards). The stockholders of Cadus approved this amendment to the 1996 Incentive Plan in June 1998.

The 1996 Incentive Plan is administered by the Compensation Committee, which has the power and authority under the 1996 Incentive Plan to determine which of Cadus’s employees, consultants and directors will receive awards, the time or times at which awards will be made, the nature and amount of the awards, the exercise or purchase price, if any, of such awards, and such other terms and conditions applicable to awards as it determines to be appropriate or advisable.

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

Under the 1996 Incentive Plan, the Compensation Committee may establish with respect to each option or share awarded or sold such vesting provisions as it determines to be appropriate or advisable. Unvested options will automatically terminate within a specified period of time following the termination of the holder’s relationship with Cadus and in no event beyond the expiration of the term. Cadus may either repurchase unvested shares of Common Stock at their original purchase price upon the termination of the holder’s relationship with the Company or cause the forfeiture of such shares, as determined by the Compensation Committee. All options granted and shares sold under the 1996 Incentive Plan to employees of the Company may, in the discretion of the Compensation Committee, become fully vested upon the occurrence of certain corporate transactions if the holders thereof are terminated in connection therewith.

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

The Compensation Committee may also grant, in combination with non-qualified stock options and incentive stock options, stock appreciation rights (“Tandem SARs”), or may grant Tandem SARs as an addition to outstanding non-qualified stock options. A Tandem SAR permits the participant, in lieu of exercising the corresponding option, to elect to receive any appreciation in the value of the shares subject to such option directly from Cadus in shares of Common Stock. The amount payable by Cadus upon the exercise of a Tandem SAR is measured by the difference between the market value of such shares at the time of exercise and the option exercise price. Generally, Tandem SARs may be exercised at any time after the underlying option vests. Upon the exercise of a Tandem SAR, the corresponding portion of the related option must be surrendered and cannot thereafter be exercised. Conversely, upon exercise of an option to which a Tandem SAR is attached, the Tandem SAR may no longer be exercised to the extent that the corresponding option has been exercised. Nontandem stock appreciation rights (“Nontandem SARs”) may also be awarded by the Compensation Committee. A Nontandem SAR permits the participant to elect to receive from Cadus that number of shares of Common Stock having an aggregate market value equal to the excess of the market value of the shares covered by the Nontandem SAR on the date of exercise over the aggregate base price of such shares as determined by the Compensation Committee. With respect to both Tandem and Nontandem SARs, the Compensation Committee may determine to cause Cadus to settle its obligations arising out of the exercise of such rights in cash or a combination of cash and shares, in lieu of issuing shares only.

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

The Board of Directors of Cadus may suspend, amend, modify or terminate the 1996 Incentive Plan. However, Cadus’s stockholders must approve any amendment that would (i) materially increase the aggregate number of shares issuable under the 1996 Incentive Plan, (ii) materially increase the benefits accruing to employees under the 1996 Incentive Plan or (iii) materially modify the requirements for eligibility to participate in the 1996 Incentive Plan. Awards made prior to the termination of the 1996 Incentive Plan shall continue in accordance with their terms following such termination. No amendment, suspension or termination of the 1996 Incentive Plan shall adversely affect the rights of an employee or consultant in awards previously granted without such employee’s or consultant’s consent.

As of March 15, 2007, an aggregate of 2,500 shares of Common Stock were subject to outstanding stock options granted under the 1996 Incentive Plan. As of March 15, 2007, stock options to purchase 2,500 shares were exercisable at $6.38 per share.

Cadus has registered the shares issuable upon exercise of stock options granted or which may be granted under the 1996 Incentive Plan pursuant to a registration statement on Form S-8.

Compensation Committee Interlocks and Insider Participation

Cadus’s Compensation Committee is composed of Peter Liebert and Jack G. Wasserman. Neither Mr. Liebert nor Mr. Wasserman is or was an officer or employee of the Company.

Compensation Discussion and Analysis

Introduction

The Compensation Committee of the Board of Directors of Cadus is responsible for determining and administering the Company’s compensation policies for the remuneration of Cadus’s officers. The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective. In 2006, Cadus had no officers other than its acting Chief Executive Officer who served in a consultative capacity at the rate of $25,000 per annum for the interim period during which the Company continued its search for a new Chief Executive Officer. Accordingly, the following report of the Compensation Committee is not entirely applicable to calendar year 2006 but is presented for an historical perspective.

Philosophy

Cadus’s executive compensation program historically has sought to encourage the achievement of business objectives and superior corporate performance by the Cadus’s executives. The program enables Cadus to reward and retain highly qualified executives and to foster a performance-oriented environment wherein management’s long-term focus is on maximizing stockholder value through equity-based incentives. The program calls for consideration of the nature of each executive’s work and responsibilities, unusual accomplishments or achievements on the Company’s behalf, years of service, the executive’s total compensation and the Company’s financial condition generally.

Components of Executive Compensation

Historically, Cadus’s executive employees have received cash-based and equity-based compensation.

Cash-Based Compensation. Base salary represents the primary cash component of an executive employee’s compensation, and is determined by evaluating the responsibilities associated with an employee’s position at the Company and the employee’s overall level of experience. In addition, the Committee, in its discretion, may award bonuses. The Compensation Committee and the Board believe that the Company’s management and employees are best motivated through stock option awards and cash incentives.

Equity-Based Compensation. Equity-based compensation principally has been in the form of stock options. The Compensation Committee and the Board believe that stock options represent an important component of a well-balanced compensation program. Because stock option awards provide value only in the event of share price appreciation, stock options enhance management’s focus on maximizing long-term stockholder value and thus provide a direct relationship between an executive’s compensation and the stockholders’ interests. No specific formula is used to determine stock option awards for an employee. Rather, individual award levels are based upon the subjective evaluation of each employee’s overall past and expected future contributions to the success of the Company.

Compensation of the Chief Executive Officer

The philosophy, factors and criteria of the Compensation Committee generally applicable to the Company’s officers have historically been applicable to the Chief Executive Officer. However, the current acting Chief Executive Officer, David Blitz, is serving on a consultative basis at the rate of $25,000 per annum for the interim period during which the Company continues its search for a new Chief Executive Officer.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis above with management and based upon such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K.

Peter Liebert
Jack G. Wasserman

Comparative Stock Performance Graph

The following graph provides a comparison of the cumulative total return* for Cadus, the Nasdaq Stock Market (US) Index and the Nasdaq Biotechnology Index since December 31, 2000.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cadus Corporation, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Corresponding index values and Cadus’s Common Stock price values are given below:

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Cadus	100.00	93.16	127.35	130.77	136.75	136.75
Nasdaq Stock Market (U.S.) Index	100.00	71.97	107.18	117.07	120.50	137.02
Nasdaq Biotechnology Index	100.00	62.08	90.27	99.08	111.81	110.06
Cadus Closing Stock Price	1.17	1.09	1.49	1.53	1.60	1.60

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 2007 with respect to (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. All information is based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to the Company.

Name and Address of Beneficial Owner(1)	Number of Shares Amount and Nature of Beneficial Ownership		Percentage of Common Stock Owned(2)
Carl C. Icahn 767 Fifth Avenue
New York, New York 10153	4,961,158	(3)	37.74%
GlaxoSmithKline plc 980 Great West Road Brentford, Middlesex TW89GS
England	660,962	(4)	5.03%
James R. Broach	—		*
Russell D. Glass	37,500		*
Peter S. Liebert, M.D.	8,334		*
Michele A. Paige	—		*
Jack G. Wasserman	2,500	(5)	*
David Blitz c/o Joel Popkin & Company, P.C. 1430 Broadway (Suite 1805) New York, NY 10018	—		*
All executive officers and directors as a group (6 persons)	5,009,492	(6)	38.11%

* Less than one percent

(1)
Except as otherwise indicated above, the address of each stockholder identified above is c/o the Company, 767 Fifth Avenue, New York, NY 10153. Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2)
Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 15, 2007, that may be exercised within 60 days after such date for purposes of computing the percentage of Common Stock owned by such person, but not for purposes of computing the percentage of Common Stock owned by any other person.

(3)
Includes 2,258,790 shares of Common Stock held by High River Limited Partnership and 1,599,942 shares of Common Stock held by Barberry Corp. Mr. Icahn is the sole shareholder of Barberry Corp. and Barberry Corp. is the sole general partner of High River Limited Partnership.

(4)	Includes 330,481 shares of Common Stock held by SmithKline Beecham p.l.c., an affiliate of GlaxoSmithKline plc.

(5)	Consists of 2,500 shares of Common Stock which Mr. Wasserman currently has the right to acquire upon the exercise of stock options.

(6)	Includes 2,500 shares of Common Stock issuable upon exercise of options. See footnote (5).

Equity Compensation Plan Information.

The following table sets forth certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of Cadus were authorized for issuance as of December 31, 2006:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,500	$6.38	1,742,888
Equity compensation plans not approved by security holders	0	—	0
Total	2,500	$6.38	1,742,888

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2006 the Company has not been a participant in any transaction with a “related person” (as defined in Item 404 of Regulation S-K) where the amount involved exceeds $120,000, nor is any such transaction currently proposed. The Company recognizes that related person transactions can present potential or actual conflicts of interest. Accordingly, if a proposed transaction appears to or does involve a related person, and the amount involved exceeds $60,000, the transaction must be presented to the Board of Directors for its review and approval or ratification. The Board of Directors may retain and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction. Related party transactions where the amount involved does not exceed $60,000 do not require formal Board of Directors approval, but must be disclosed to the Board of Directors. The foregoing procedures are designed to ensure that transactions with related persons are fair to the Company and in the Company’s best interests.

James Broach provides consulting services to the Company for patent and license related matters for which he was paid $13,000, $17,000 and $13,000 in calendar years 2006, 2005 and 2004, respectively.

In May 2004, the Board of Directors appointed David Blitz the acting Chief Executive Officer of the Company at the rate of $25,000 per annum for the interim period during which the Company is continuing its search for a new Chief Executive Officer. In 2006, the Company paid $25,000 to Mr. Blitz in such capacity. Mr. Blitz remains an employee of Joel Popkin & Co., P.C., in which capacity he will continue to perform the Company’s internal accounting as he has done since March 2000. The Company paid Joel Popkin & Co. $52,425 for such accounting services and $11,150 for tax preparation and examination services performed in 2006 and anticipates that it will pay similar amounts for such services in 2007.

Cadus has the following directors: James R. Broach, Russell D. Glass, Carl C. Icahn, Peter S. Liebert and Jack G. Wasserman. Each of the directors, except for Carl C. Icahn, meets the standards for independence set forth in Rule 4200(a)(15) of the Nasdaq Marketplace Rules. The entire Board of Directors of the Company acts as the audit committee. Each of the directors, except for Carl C. Icahn, meets the standards for independence for audit committee members set forth in Rule 4350(d) of the Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

On May 4, 2004, the Board of Directors of the Company engaged Grant Thornton LLP as the Company's new independent accountants to replace KPMG LLP and, on June 23, 2005, the Board of Directors of the Company engaged Holtz Rubenstein Reminick LLP as the Company’s new independent accountants to replace Grant Thornton LLP. The following table sets forth the aggregate fees incurred by the Company for the services of its principal accountants in 2006 and 2005:

	2006	2005
Audit Fees	$53,779	$55,045
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit fees consist of services rendered to the Company for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s quarterly financial statements and related services.

The Company’s policy is that, before accountants are engaged by the Company to render audit or non-audit services, the engagement is approved by Cadus’s Board of Directors. Cadus’s Board of Directors approved Holtz Rubenstein Reminick LLP’s engagement as the Company’s independent auditors for the fiscal year ending December 31, 2006 before Holtz Rubenstein Reminick LLP was so engaged. All of the 2006 services described above were approved by the Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Documents Filed as Part of this Annual Report on Form 10-K

(a)	Financial Statements

Page
	Index to Financial Statements	F-1

Report of Independent Registered Public Accounting
	Firm: Holtz Rubenstein Reminick LLP	F-2

Report of Independent Registered Public Accounting
	Firm: Grant Thornton LLP	F-3

Consolidated Financial Statements:
	Consolidated Balance Sheets	F-4
	Consolidated Statements of Operations	F-5
	Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income	F-6
	Consolidated Statements of Cash Flows	F-7
	Notes to Consolidated Financial Statements	F-8

(b)	Financial Statement Schedules

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

10.5
Preferred Stock Purchase Agreement dated as of July 30, 1993 between Cadus and the purchasers of Series A Preferred Stock, together with the First and Second Amendments thereto dated as of July 26, 1994 and October 31, 1995, respectively. (2)

10.6
Preferred Stock Purchase Agreement dated as of July 26, 1994 between Cadus and Bristol-Myers Squibb Company (“Bristol-Myers”) concerning Series B Preferred Stock, together with the First Amendment thereto dated as of October 31, 1995. (2)

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

23.1	Consent of Holtz Rubenstein Reminick LLP

23.2	Consent of Grant Thornton LLP

24	Power of Attorney (filed as part of the signature page to this Report).

31	Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Cadus’s Registration Statement on Form S-8 (Registration No. 333-21871), dated February 14, 1997, and incorporated by reference.

(2)	Filed with Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996, and incorporated by reference.

(3)	Filed with Cadus’s Current Report on Form 8-K, dated March 7, 1997, and incorporated by reference.

(4)	Filed with Cadus’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, and incorporated by reference.

(5)	Filed with Cadus’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated by reference.

(6)	Filed with Cadus’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated by reference.

(7)	Filed with Cadus’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, and incorporated by reference.

(8)	Filed with Cadus’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADUS CORPORATION

By:	/s/ David Blitz
David Blitz, Chief Executive Officer and President
Date: March 30, 2007

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

Name	Title	Date

/s/ David Blitz David Blitz	Chief Executive Officer and President (Principal Executive Officer and Principal Accounting Officer)	March 30, 2007

/s/ James R. Broach James R. Broach	Director	March 30, 2007

/s/ Russell D. Glass Russell D. Glass	Director	March 30, 2007

Carl C. Icahn	Director	March __, 2007

/s/ Peter S. Liebert Peter S. Liebert	Director	March 30, 2007

/s/ Jack G. Wasserman Jack G. Wasserman	Director	March 30, 2007

CADUS CORPORATION AND SUBSIDIARY

INDEX

Page No.
Report of Independent Registered Public Accounting Firm:
Holtz Rubenstein Reminick LLP	F-2

Report of Independent Registered Public Accounting Firm:
Grant Thornton LLP	F-3

Consolidated Financial Statements:

Consolidated Balance Sheets - December 31, 2006 and 2005	F-4

Consolidated Statements of Operations - For the years ended
December 31, 2006, 2005 and 2004	F-5

Consolidated Statements of Stockholders' Equity and Comprehensive
(Loss) Income - For the years ended December 31, 2006, 2005 and 2004	F-6

Consolidated Statements of Cash Flows - For the years ended
December 31, 2006, 2005 and 2004	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cadus Corporation:

We have audited the accompanying consolidated balance sheets of Cadus Corporation and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement (FASB) No. 123(R), Share-Based Payments effective January 1, 2006.

/s/ HOLTZ RUBENSTEIN REMINICK LLP

New York, New York
March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Cadus Corporation

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows of Cadus Corporation and subsidiary (the “Company”) for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in stockholders’ equity and cash flows of the Company for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
February 18, 2005

CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$24,602,202	$24,044,619
Prepaid and other current assets	5,210	8,170
Investment in marketable securities	628,585	273,999
Total current assets	25,235,997	24,326,788

Investment in other ventures	173,427	161,406
Patents	637,267	723,700
Total assets	$26,046,691	$25,211,894

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$61,307	$27,290
Total current liabilities	61,307	27,290
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value. Authorized 35,000,000 shares at December 31, 2006 and 2005; issued 13,285,707 shares at December 31, 2006 and 2005; outstanding 13,144,040 shares at December 31, 2006 and 2005	132,857	132,857
Additional paid-in capital	59,844,355	59,844,355
Accumulated deficit	(33,183,960)	(33,630,154)
Accumulated other comprehensive (loss) income	( 507, 793)	(862,379)
Treasury stock	(300,075)	(300,075)
Total stockholders’ equity	25,985,384	25,184,604
Total liabilities and stockholder’s equity	$26,046,691	$25,211,894

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004

License and maintenance fees	$100,000	$100,000	$100,000
Total revenues	100,000	100,000	100,000
Costs and expenses:
General and administrative expenses	795,884	812,031	772,388
(Gain) loss from equity in other ventures	(12,021)	(3,769)	5,168
Total costs and expenses	783,863	808,262	777,556
Operating (loss)	(683,863)	(708,262)	(677,556)
Other income:
Interest income	1,196,308	751,430	255,913
Total other income	1,196,308	751,430	255,913
Income (loss) before income tax provision	512,445	43,168	(421,643)
State tax	66,251	84,252	(28,140)
Net income (loss)	$446,194	($ 41,084)	($ 393,503)
Basic and diluted net income (loss) per share	$0.03	($ 0.00)	($ 0.03)
Weighted average shares of common stock outstanding - basic and diluted	13,144,040	13,144,040	13,144,040

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE (LOSS) INCOME

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Total
Balance at December 31, 2003	13,285,707	$132,857	$59,844,355	($33,195,567)	$276,249	(141,667)	($300,075)	$26,757,819
Net loss for the year ended December 31, 2004	—	—	—	(393,503)	—	—	—	(393,503)
Unrealized loss on investment in marketable securities	—	—	—	—	(832,395)	—	—	(832,395)
Comprehensive loss								(1,225,898)
Balance at December 31, 2004	13,285,707	132,857	59,844,355	(33,589,070)	(556,146)	(141,667)	(300,075)	25,531,921
Net loss for the year ended December 31, 2005	—	—	—	(41,084)	—	—	—	(41,084)
Unrealized loss on investment in marketable securities	—	—	—	—	(306,233)	—	—	(306,233)
Comprehensive loss								(347,317)
Balance at December 31, 2005	13,285,707	132,857	59,844,355	(33,630,154)	(862,379)	(141,667)	(300,075)	25,184,604
Net income for the year ended December 31, 2006	—	—	—	446,194	—	—	—	446,194
Unrealized income on investment in marketable securities	—	—	—	—	354,586	—	—	354,586
Comprehensive income								800,780
Balance at December 31, 2006	13,285,707	$132,857	$59,844,355	($33,183,960)	($507,793)	(141,667)	($300,075)	$25,985,384

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$446,194	($ 41,084)	($ 393,503)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	86,433	84,130	80,906
(Gain) loss from equity in other ventures	(12,021)	(3,769)	5,168
Changes in assets and liabilities:
Prepaid and other current assets	2,960	7,380	18,843
Accrued expenses and other current liabilities	34,017	12,963	(34,837)
Net cash provided by (used in) operating activities	557,583	59,620	(323,423)
Cash flows from investing activities: Patent acquisitions	—	(60,801)	—
Net cash used in investment activities	—	(60,801)	—
Net increase (decrease) in cash and cash equivalents	557,583	(1,181)	(323,423)
Cash and cash equivalents - beginning of period	24,044,619	24,045,800	24,369,223
Cash and cash equivalents - end of period	$24,602,202	$24,044,619	$24,045,800

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(1)	Organization and Basis of Preparation

Cadus Corporation ("Cadus") was incorporated on January 23, 1992, under the laws of the State of Delaware. Cadus changed its name to Cadus Corporation from Cadus Pharmaceutical Corporation on June 20, 2003. The change in name was approved by the stockholders of Cadus at Cadus’s annual meeting of stockholders held on June 18, 2003.

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

In December 2001, Cadus organized a wholly owned subsidiary, Cadus Technologies, Inc. (the “Subsidiary”), and transferred its yeast-based drug discovery technologies to the Subsidiary.

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

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 2006 and 2005 were cash equivalents of $24,504,620 and $23,912,020, respectively.

(c)	Patents

Patents represent the costs of developing the patents of $1,439,820 that are amortized on a straight-line basis principally over seventeen years. At December 31, 2006 and 2005 accumulated amortization is $802,553 and $716,120, respectively. Amortization expense recorded in general and administrative expenses amounted to approximately $86,000, $84,000 and $81,000 for each of the years ended December 31 2006, 2005 and 2004. The annual amortization for the next five years will be approximately $86,000 per year. The Company reviews the carrying value of its patents whenever events or changes in circumstances indicate that the historical cost carrying value of the patents may no longer be appropriate. The amortizable patents are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

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

The Company has entered into a license agreement with OSI for OSI to use the Company’s yeast technology on a non-exclusive basis. The agreement provides for the payment of non-refundable license fees to the Company. The Company recognizes the license fees as income when received, as there are no continuing performance obligations of the Company to the licensee.

(f)	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of dilutive common stock equivalents (stock options). The effect of stock options totaling 2,500, 57,167 and 79,236 for the years ended December 31, 2006, 2005 and 2004, respectively, were not included in the net income (loss) per share calculation because their effect would have been anti-dilutive.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. From time to time, the cash balances exceed the Federal Depository Insurance Coverage Limit. At December 31, 2006, the cash balance approximated $24,504,000. The Company places its temporary cash investments with high credit quality financial institutions.

(i)	Stock-Based Compensation

The Company adopted the modified prospective method in accounting for share-based payment in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The adoption of SFAS No. 123R will require the Company to expense stock option grants.

Pro forma net income (loss) would be the same as the reported net income (loss) for each of the years in the three-year period ended December 31, 2006 had the fair-value-based method been applied to all outstanding awards, which were fully vested prior to all periods presented.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(j)	Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net income (loss) and other comprehensive (losses) income (or OCI). OCI includes certain changes in stockholders' equity that are excluded from net income (loss). Specifically, the Company includes in OCI changes in unrealized gains and losses on its available-for-sale securities. Comprehensive (loss) income for the years ended December 31, 2006, 2005 and 2004 has been reflected in the consolidated statements of stockholders' equity. The Company’s operations in 2006 gave rise to an unrealized gain on marketable securities classified as available for sale. The Company’s operations in each of 2005 and 2004 gave rise to an unrealized loss on marketable securities classified as available for sale.

(k)	Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as subsequent changes in a tax position, calculation of interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation becomes effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s financial position or results of operations.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measures. This Statement applies under other accounting pronouncements that require or permit fair value measurements; it does not require any new fair value measures. SFAS No. 157 becomes effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial position or results of operations.

In September 2006, the SEC released Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” ("SAB 108"), which provides guidance on how the effects of the carryover on reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006, and was adopted by the Company on December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

In October 2006, the FASB issued FSP FAS 123(R)-5, “Amendment to FSP FAS 123(R)-1.” The FSP 123(R)-5 provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a) there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b) all holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. Currently, this pronouncement has no effect on the Company’s financial statements.

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
DECEMBER 31, 2006, 2005 AND 2004

(4)	Investments in Other Ventures

In December 1996, Cadus issued a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which Carl C. Icahn is the general partner. The principal amount and interest thereon was paid in December 1998. In addition, Cadus purchased for $160,660 in cash, a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly-owned by Carl C. Icahn. Cadus is not required to make any additional investment in Laurel. As of and for the year ended December 31, 2006 Laurel’s assets and net income totaled $292,336 and $13,475, respectively. The investment is accounted for under the equity method with the recognition of losses limited to Cadus's capital contributions. For the years ended December 31, 2006, 2005 and 2004 Cadus recognized income (losses) of $12,021, $3,769 and ($5,168), respectively, related to the investment. The Company’s investment in Laurel of $173,427 and $161,406 at December 31, 2006 and 2005, respectively, is reflected as investments in other ventures in the accompanying consolidated balance sheets.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(5)	Investment In Marketable Securities

Cadus had an equity interest in Axiom Biotechnologies, Inc. ("Axiom"). Due to Axiom’s operating losses, Cadus’s investment was written down to zero as of December 31, 2000. On August 30, 2002 Axiom entered into a merger agreement with a wholly owned subsidiary of Sequenom, Inc. (“Sequenom”) whose shares of common stock are publicly traded on the Nasdaq National Market. Pursuant to the merger, Cadus received 441,446 common shares of Sequenom with a fair market value of $2.43 per share, in exchange for its shares of Axiom. Pursuant to the merger, 102,685 of Cadus’s 441,446 common shares of Sequenom were held in escrow (the “Escrow Shares”) for a one-year period.

In May 2004, the Company became aware that 38,507 shares of the 102,685 Escrow Shares were forfeited pursuant to the indemnification provisions of the merger agreement and therefore were not issued to the Company. Accordingly, to reflect this reduction of the Escrow Shares received by the Company, the investment in marketable securities was reduced by $123,222.

On June 1, 2006, Sequenom effected a one-for-three reverse stock split and the Company currently owns 134,313 common shares of Sequenom.

Pursuant to the provisions of SFAS No. 115, “Accounting for Certain Debt and Equity Securities,” management deems its investment in Sequenom to be available for sale and reports its investment at fair value with net unrealized gains or losses reported within stockholders’ equity. The Company’s unrealized (loss) of ($507,793) and ($862,379) on shares received is reflected in accumulated other comprehensive (loss) income at December 31, 2006 and December 31, 2005, respectively.

(6)	Licensing Agreements

In December 2001, Cadus Technologies, Inc., Cadus’s wholly owned subsidiary, licensed its yeast-based drug discovery technologies on a non-exclusive basis to a major pharmaceutical company. On September 12, 2003, the parties entered into an addendum to the agreement pursuant to which the Company extended the license to an affiliate of the licensee in consideration for the licensee agreeing to pay $120,000 to the Company. The licensee was entitled to use the technologies for five years from December 2001. Following the initial five-year term, the licensee was entitled to renew the license annually upon payment of an annual licensing fee of $250,000. The license was not renewed at the end of the initial five-year term in December 2006. For the years ended December 31, 2006, 2005 and 2004, the Company recognized $0 each year in license revenue from the licensee.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

In February 2000, Cadus licensed to OSI, on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI is obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. For the years ended December 31, 2006, 2005 and 2004, the Company recognized $100,000 each year in license and maintenance fees from OSI.

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

The Company has entered into license agreements with various third parties. Generally, the agreements provide that the Company will pay license fees and/or maintenance payments, in return for the use of technology and information and the right to manufacture, use and sell future products. These agreements provide for payments based on the completion of milestone events, as well as royalty payments based upon a percentage of product or assay sales. License fees and maintenance payments for the years ended December 31, 2006, 2005 and 2004 were $25,000, $52,000 and $0, respectively.

(8)	Income Taxes

Deferred tax assets of approximately $15,443,000 and $15,610,000 at December 31, 2006 and 2005, respectively, relate principally to net operating loss carryforwards of $28,850,000 and $29,260,000, research and development credit carryforwards of $2,535,000 and $2,535,000, and equity losses on investments of $2,864,000 and $2,864,000 at December 31, 2006 and 2005, respectively. The deferred tax assets are not reflected in the financial statements since an offsetting valuation allowance has been established for the full amount of the deferred tax assets to reduce such assets to zero, as a result of the significant uncertainty regarding their ultimate realization. The aggregate valuation allowance decreased $167,000 in 2006 and increased $22,000 in 2005.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

The Company's net operating loss carryforwards and research and development credit carryforwards noted above expire in various years from 2007 to 2025. The Company's ability to utilize such net operating loss and research and development credit carryforwards is subject to limitations in the event of ownership changes, as defined by rules enacted with the Tax Reform Act of 1986. The Company’s tax provision/benefit for each year represents an amount for New York state tax on capital. There has been no provision for federal income taxes in 2006, 2005 and 2004.

(9)	Stock Options

(a)
The 1993 Stock Option Plan ("the 1993 Plan") was adopted in January 1993. The 1993 Plan provided for the grant of options to reward executives, consultants and employees in order to foster in such personnel an increased personal interest in the future growth and prosperity of Cadus. The options granted under the 1993 Plan may be either incentive stock options or nonqualified options. An aggregate of 666,667 common shares were reserved for issuance under the 1993 Plan.

Activity under the 1993 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2003	101,737	$1.50
2004 activity
Canceled	(101,737)	—
Balance at December 31, 2004, 2005 and 2006	-0-	—

(b)
Cadus entered into stock option agreements not pursuant to any plan with certain directors, employees, founders and consultants. These options generally become exercisable according to a schedule of vesting as determined by the Compensation Committee of the Board of Directors. The options become exercisable in installments over a period of months or years.

In November 1996, the Compensation Committee granted to certain directors then in office an option to purchase 12,000 shares of common stock at an exercise price of $6.75 per share. Each stock option grant was fully exercisable and expired in November 2006 and is included in the table below.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

Activity for all the above grants not issued pursuant to any plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2003	323,403	$2.42
2004 activity
Cancelled	(253,334)	—
Balance at December 31, 2004	70,069	$5.76
2005 activity
Cancelled	(22,069)	—
Balance at December 31, 2005	48,000	$6.75
2006 activity
Cancelled	(48,000)	—
Balance at December 31, 2006	-0-	—

(c)
Effective May 10, 1996, the 1993 Plan was replaced by the 1996 Incentive Plan ("the 1996 Plan") with respect to all future awards to Cadus's employees and consultants. The options granted under the 1996 Plan may be either incentive stock options or nonqualified options. In December 1996, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and such increase was approved by the stockholders of Cadus in June 1997. In December 1997, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased to 1,833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and approved by the stockholders of Cadus in June 1998. On December 31, 2006, 1,742,888 shares of stock remained available for awards under the 1996 Plan.

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

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

Activity under the 1996 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2003	9,167	$6.56
2004 activity	—	—
Balance at December 31, 2004	9,167	$6.56
2005 activity	—	—
Balance at December 31, 2005	9,167	$6.56
2006 activity
Cancelled	(6,667)	—
Balance at December 31, 2006	2,500	$6.38

The following table summarizes stock option information for the 1996 Plan as of December 31, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.38	2,500.93		$6.38	2,500	$6.38

(10)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	2006	2005

Accrued professional fees	$61,307	$27,290

(11)	Related Party Transactions

James Broach, a member of Cadus’ Board of Directors, provides consulting services to the Company for patent and license related matters, for which he was paid $13,000, $17,000 and $13,000 in calendar years 2006, 2005 and 2004, respectively. These consulting services were recorded as a component of general and administrative expenses during each of the respective periods. No amounts were included in accrued expenses as of December 31, 2006, 2005 and 2004.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

In May 2004, the Board of Directors appointed David Blitz the acting Chief Executive Officer of the Company at the rate of $25,000 per annum for the interim period during which the Company is continuing its search for a new Chief Executive Officer. In 2006, 2005 and 2004, the Company paid $25,000, $25,000 and $15,625, respectively, to Mr. Blitz in such capacity. Mr. Blitz remains an employee of Joel Popkin & Co., P.C., in which capacity he has performed the Company’s internal accounting since March 2000. The Company paid Joel Popkin & Co. $52,424, $52,261 and $54,687 for such accounting services in 2006, 2005 and 2004, respectively, and $11,150, $8,000 and $8,000 in 2006, 2005 and 2004, respectively, for tax preparation and examination services.

(12)	Commitments and Contingencies

Lease Commitments

Cadus currently leases storage space on a month-to-month basis. Rent expense, excluding utility and operating costs, for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $13,650, $11,550 and $12,708, respectively.

(13)	Condensed Quarterly Financial Data (Unaudited)

Fiscal 2006 Quarter Ended	December 31	September 30	June 30	March 31

License and maintenance fees	$—	$—	$—	$100,000
Operating (loss)	(189,242)	(119,083)	(216,705)	(158,833)
Net income (loss)	69,661	200,335	75,387	100,811
Net income (loss) per share:
Basic and diluted	0.01	0.02	0.01	0.01

Fiscal 2005 Quarter Ended	December 31	September 30	June 30	March 31

License and maintenance fees	$—	$—	$—	$100,000
Operating (loss)	(104,774)	(186,836)	(314,907)	(101,745)
Net income (loss)	45,629	14,856	(142,258)	40,689
Net income (loss) per share:
Basic and diluted	0.00	0.00	(0.01)	0.00