Form 10-Q
period 2007-03-31
CADUS CORP
filed 2007-05-11
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12-b-2 of the Exchange Act.

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of April 30, 2007 was 13,144,040.

CADUS CORPORATION

INDEX
Page No.
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS	3
PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets - March 31, 2007 (unaudited) and December 31, 2006 (audited)	4
Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2007 and 2006 (unaudited)	5
Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2007 and 2006 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7 - 9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Item 4. Controls and Procedures	11
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	11
Item 1A. Risk Factors	11 - 12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 5. Other Information	12
Item 6. Exhibits	12
SIGNATURES	13
EXHIBIT INDEX	14

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of our plans, strategies and objectives for our future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words. Although the Company believes that the expectations reflected in our forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to the Company's ability to license its technologies to third parties, the Company's inability to acquire and operate other companies, the Company's capital needs and uncertainty of future funding, the Company's history of operating losses, the unpredictability of patent protection, risk of obsolescence of the Company's technologies, as well as other risks and uncertainties discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION
Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$24,800,051	$24,602,202
Prepaid and other current assets	21,410	5,210
Investment in marketable securities	468,132	628,585
Total current assets	25,289,593	25,235,997

Investment in other ventures	176,648	173,427
Patents, net	615,659	637,267
Total assets	$26,081,900	$26,046,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$147,192	$61,307
Total current liabilities	147,192	61,307
Commitments
Stockholders’ equity:
Common stock	132,857	132,857
Additional paid-in capital	59,844,355	59,844,355
Accumulated deficit	(33,742,429)	(33,183,960)
Accumulated other comprehensive (loss) income	—	(507,793)
Treasury stock	(300,075)	(300,075)
Total stockholders’ equity	25,934,708	25,985,384
Total liabilities and stockholder’s equity	$26,081,900	$26,046,691

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
License and maintenance fees	$100,000	$100,000
Total revenues	100,000	100,000
Costs and expenses:
General and administrative expenses	314,091	261,202
(Gain) from equity in other ventures	(3,221)	(2,369)
Total costs and expenses	310,870	258,833
Operating loss	(210,870)	(158,833)
Other income:
Interest income	320,647	259,644
Loss on write down of marketable securities	(668,246)	-
(Loss) income before income taxes	(558,469)	100,811
Income taxes	-	-
Net (loss) income	(558,469)	100,811
Basic and diluted net (loss) income per weighted average share of common stock outstanding	($ 0.04)	$0.01
Weighted average shares of common stock outstanding - basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	($ 558,469)	$100,811
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of patent costs	21,608	21,608
(Income) of equity in other ventures	(3,221)	(2,369)
Loss on write down of marketable securities	668,246	-
Changes in assets and liabilities:
(Increase) in prepaid and other current assets	(16,200)	(13,794)
Increase in accrued expenses and other current liabilities	85,885	70,769
Net cash provided by operating activities	197,849	177,025
Net increase in cash and cash equivalents	197,849	177,025
Cash and cash equivalents - beginning of period	24,602,202	24,044,619
Cash and cash equivalents - end of period	$24,800,051	$24,221,644

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements
Note - 1 Organization and Basis of Preparation

The information presented as of March 31, 2007 and for the three-month period then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2006 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2006.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Note - 2 Net (Loss) Income Per Share

For the three-month periods ended March 31, 2007 and 2006 basic net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended March 31, 2007 and 2006 was the same as basic earnings per share as all of the Company’s outstanding options’ and warrants’ exercise prices were greater than the average market price of the common shares. For this reason, for the three months ended March 31, 2007 and 2006, respectively, 2,500 and 57,167 options and warrants were excluded from the calculation of diluted earnings per share.

Note - 3 Licensing Agreements

In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. (“OSI”), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee of $250,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. During the three-month period ended March 31, 2007 and 2006, the Company recognized $100,000 of license revenue related to this agreement.

Note - 4 Investment in Marketable Securities

The Company had an equity interest in Axiom Biotechnologies, Inc. ("Axiom"). Due to Axiom's operating losses, the Company's investment was written down to $0 at December 31, 2001. On August 30, 2002, Axiom entered into a merger agreement with a wholly-owned subsidiary of Sequenom, Inc., which is publicly traded on the Nasdaq National Market. In connection with the merger, the Company received 402,939 common shares of Sequenom, Inc. in exchange for its shares in Axiom after forfeiting 38,507 shares pursuant to the indemnification provisions of the merger agreement. On June 1, 2006, Sequenom, Inc. effected a one-for-three reverse stock split and the Company owned 134,313 common shares of Sequenom, Inc.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Pursuant to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities," management deemed its investment in Sequenom, Inc. to be available for sale and reported its investment at fair value with net unrealized gains or losses reported in accumulated other comprehensive (loss) income within stockholders' equity. At March 31, 2007, the investment was written down to $468,132, resulting in a loss of $668,246.

Note - 5 Accounting for Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company’s long-lived assets (principally capitalized patent costs) are required to be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or discontinued operations. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company’s judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the Company’s overall business strategy, and market and economic trends. In the future, events could cause the Company to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on the Company’s financial condition and results of operations. The provisions of SFAS No. 144 did not have an impact on the Company’s financial statements as of and for the three months ended March 31, 2007.

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

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Pro forma net income and basic and diluted earnings per share as if the fair-value-based method had been applied to all awards is not required since all options were vested prior to all periods presented.

Options granted under the Company’s 1996 Incentive Plan expire ten years from date of grant. Under the 1996 Incentive Plan, there are currently outstanding options to purchase 2,500 shares of common stock at an exercise price of $6.38 per share The following table summarizes stock option information for such grants as of March 31, 2007:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.38	2,500	0.68	$6.38	2,500	$6.38

Note - 7 Comprehensive Income

The Company classifies its investment in marketable securities as available-for-sale.

Unrealized gains and losses on available-for-sale securities are reported in accumulated other comprehensive (loss) income, a component of stockholders’ equity. There was no comprehensive income for the three months ended March 31, 2007.

Other comprehensive income for the three months ended March 31, 2006 was:

Net income	$100,811
Accumulated other comprehensive income	36,264
Comprehensive income	$137,075

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was incorporated in 1992 and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, the Company sold its drug discovery assets and ceased its internal drug discovery operations and research efforts for collaborative partners.

At March 31, 2007, the Company had an accumulated deficit of approximately $33.7 million. The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

Three Months Ended March 31, 2007 and March 31, 2006

Revenues

Revenues for the three months ended March 31, 2007 and 2006 were $100,000, which is the annual maintenance fee from OSI.

Costs and Expenses

General and administrative expenses increased to $314,091 for the three months ended March 31, 2007 from $261,202 for the same period in 2006. Professional fees increased by $27,661 and, because of the timing of payment in 2007 in the first quarter and in 2006 in the second quarter, license fee increased by $25,000. There were net increases in other expenses of $228.

For the three months ended March 31, 2007 the Company recognized income of $3,221 in its investment in Laurel Partners Limited Partnership. The income for the same period in 2006 was $2,369.

Interest Income

Interest income for the three months ended March 31, 2007 was $320,647 compared to interest income of $259,644 for the same period in 2006. This increase is attributable primarily to higher interest rates earned on invested funds.

Net (Loss) Income

Net loss for the three months ended March 31, 2007 was $558,469 compared to net income of $100,811 for the same period in 2006. This decrease can be attributed to a $668,246 write down of marketable securities and to the increase of expenses of $52,889, offset by an increase in interest income of $61,003.

Liquidity and Capital Resources

At March 31, 2007 the Company held cash and cash equivalents of $24.8 million. The Company's working capital at March 31, 2007 was $25.1 million.

The Company believes that its existing capital resources, together with interest income, will be sufficient to support its operations through the end of 2008. This forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to acquire or invest in companies and income-producing assets and the expenses of pursuing such transactions.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on March 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 10, 2007, the Company held its annual meeting of stockholders in New York, New York. The holders of 12,962,170 shares of Common Stock were present or represented by proxy and, accordingly, a quorum was present. The following matter was voted upon and received the votes set forth below:

All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

	Votes For	Votes Withheld
James R. Broach	12,417,648	544,522
Russell D. Glass	12,407,048	555,122
Carl C. Icahn	12,429,765	532,405
Peter S. Liebert	12,429,765	532,405
Jack G. Wasserman	12,429,765	532,405

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The Exhibits listed in the Exhibit Index are included in this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADUS CORPORATION (Registrant)

Dated: May 11, 2007	By:	/s/ David Blitz
David Blitz
President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
31	Certifications
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002