Form 10-Q
period 2007-06-30
CADUS CORP
filed 2007-08-10
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of July 31, 2007 was 13,144,040.

CADUS CORPORATION

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION
Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$25,416,794	$24,602,202
Prepaid and other current assets	33,359	5,210
Investment in marketable securities	-	628,585
Total current assets	25,450,153	25,235,997

Investment in other venture	179,497	173,427
Patents, net	594,051	637,267
Total assets	$26,223,701	$26,046,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$70,033	$61,307
Total current liabilities	70,033	61,307
Commitments
Stockholders’ equity:
Common stock	132,857	132,857
Additional paid-in capital	59,844,355	59,844,355
Accumulated deficit	(33,523,469)	(33,183,960)
Accumulated other comprehensive (loss) income	-	(507,793)
Treasury stock	(300,075)	(300,075)
Total stockholders’ equity	26,153,668	25,985,384
Total liabilities and stockholders’ equity	$26,223,701	$26,046,691

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Income

	Three Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
License and maintenance fees	$-	$-
Total revenues	-	-
Costs and expenses:
General and administrative expenses	112,116	219,704
(Income) from equity in other venture	(2,849)	(2,999)
Total costs and expenses	109,267	216,705
Operating loss	(109,267)	(216,705)
Other income:
Interest income	328,995	292,092
Income before provision for income taxes	219,728	75,387
Provision for income taxes	768	-
Net income	$218,960	$75,387
Basic and diluted income per weighted average share of common stock outstanding	$0.02	$0.01
Weighted average shares of common stock outstanding - basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
License and maintenance fees	$100,000	$100,000
Total revenues	100,000	100,000
Costs and expenses:
General and administrative expenses	426,207	480,906
(Income) from equity in other venture	(6,070)	(5,368)
Total costs and expenses	420,137	475,538
Operating loss	(320,137)	(375,538)
Other income:
Interest income	649, 642	551,736
Loss on sale of marketable securities	(668,246)	-
(Loss) income before provision for income taxes	(338,741)	176,198
Provision for income taxes	768	-
Net (loss) income	$(339,509)	$176,198
Basic and diluted net (loss) income per weighted average share of common stock outstanding	$(0.03)	$0.01
Weighted average shares of common stock outstanding - basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(339,509)	$176,198
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of patent costs	43,216	43,216
(Income) from equity in other venture	(6,070)	(5,368)
Loss on sale of marketable securities	668,246	-
Changes in assets and liabilities:
(Increase) in prepaid and other current assets	(28,149)	(18,460)
Increase in accrued expenses and other current liabilities	8,726	9,232
Net cash provided by operating activities	346,460	204,818
Cash flows provided by investing activities:
Proceeds from sale of securities	468,132	-
Net cash provided by investing activities	468,132	-
Net increase in cash and cash equivalents	814,592	204,818
Cash and cash equivalents - beginning of period	24,602,202	24,044,619
Cash and cash equivalents - end of period	$25,416,794	$24,249,437

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note - 1 Organization and Basis of Preparation

The information presented as of June 30, 2007 and for the three and six-month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2006 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2006.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Note - 2 Net  (Loss) Income Per Share

For the three and six-month periods ended June 30, 2007 and 2006 basic net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding. Diluted earnings per share for the three and six months ended June 30, 2007 and 2006 was the same as basic earnings per share as all of the Company’s outstanding options’ and warrants’ exercise prices were greater than the average market price of the common shares. For this reason, for the three and six months ended June 30, 2007 and 2006, respectively, 2,500 and 57,167 options and warrants were excluded from the calculation of diluted earnings per share.

Note - 3 Licensing Agreements

In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. (“OSI”), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee of $250,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. During the six-month periods ended June 30, 2007 and 2006, the Company recognized $100,000 of license revenue related to this agreement.

Note - 4 Investment in Marketable Securities

The Company had an equity interest in Axiom Biotechnologies, Inc. ("Axiom"). Due to Axiom's operating losses, the Company's investment was written down to $0 at December 31, 2001. On August 30, 2002, Axiom entered into a merger agreement with a wholly-owned subsidiary of Sequenom, Inc., which is publicly traded on the Nasdaq National Market. In connection with the merger, the Company received 402,939 common shares of Sequenom, Inc. in exchange for its shares in Axiom after forfeiting 38,507 shares pursuant to the indemnification provisions of the merger agreement. On June 1, 2006, Sequenom, Inc. effected a one-for-three reverse stock split which resulted in the Company’s ownership being converted to 134,313 common shares of Sequenom, Inc.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Pursuant to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities," management deemed its investment in Sequenom, Inc. to be available for sale and reported its investment at fair value with net unrealized gains or losses reported in accumulated other comprehensive (loss) income within stockholders' equity. At March 31, 2007 the investment was written down to $468,132, resulting in a loss of $668,246. In April 2007 the entire investment in Sequenom, Inc. was sold for $468,132.

Note - 5 Accounting for Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company’s long-lived assets (principally capitalized patent costs) are required to be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or discontinued operations. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company’s judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the Company’s overall business strategy, and market and economic trends. In the future, events could cause the Company to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on the Company’s financial condition and results of operations. The provisions of SFAS No. 144 did not have an impact on the Company’s financial statements as of and for the three and six months ended June 30, 2007.

Note - 6 Stock-Based Compensation

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

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

On March 20, 2006, the Company adopted the modified prospective method in accounting for share-based payment in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Previously, as permitted by SFAS No. 123, the Company accounted for share-based payments to employees using the APB No. 25 intrinsic value method and recognized no compensation cost for employee stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R fair value method may have an impact on the Company's results of operations, although it will have no impact on its overall financial position.

Pro forma net income and basic and diluted earnings per share as if the fair-value-based method had been applied to all awards is not required since all options were vested prior to all periods presented.

Options granted under the Company’s 1996 Incentive Plan expire ten years from date of grant. Under the 1996 Incentive Plan, there are currently outstanding options to purchase 2,500 shares of common stock at $6.38 per share The following table summarizes stock option information for such grants as of June 30, 2007:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.38	2,500	0.43	$6.38	2,500	$6.38

Note - 7 Comprehensive Income

The Company classifies its investment in marketable securities as available-for-sale.

Unrealized gains and losses on available-for-sale securities are reported in accumulated other comprehensive (loss) income, a component of stockholders’ equity. There was no comprehensive income for the three and six months ended June 30, 2007.

Other comprehensive income for the three and six-month periods ended June 30, 2006 was:

	Three Months	Six Months
Net income	$75,387	$176,198
Accumulated other comprehensive (loss)	(82,441)	(46,177)
Comprehensive (loss)income	$(7,054)	$130,021

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note - 8 Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes recognition thresholds and measurement attributes for tax positions taken in a tax return. The Company adopted FIN 48 as of January 1, 2007 and the adoption did not have a material impact to the Company’s consolidated financial statements.

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

At June 30, 2007, the Company had an accumulated deficit of approximately $33.5 million. The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

Three Months Ended June 30, 2007 and June 30, 2006

Revenues

There were no revenues for the three months ended June 30, 2007 and 2006.

Costs and Expenses

General and administrative expenses decreased to $112,116 for the three months ended June 30, 2007 from $219,704 for the same period in 2006. Professional fees and patent costs decreased by $76,283, and license fees decreased by $25,000. There were net decreases in other expenses of $6,305.

For the three months ended June 30, 2007, the Company recognized income of $2,849 from its investment in Laurel Partners Limited Partnership. The income for the same period in 2006 was $2,999.

Interest Income

Interest income for the three months ended June 30, 2007 was $328,995 compared to interest income of $292,092 for the same period in 2006. This increase is attributable primarily to higher interest rates earned on invested funds.

Net Income

Net income for the three months ended June 30, 2007 was $218,960, compared to net income of $75,387 for the same period in 2006. This increase in net income can be attributed primarily to a decrease in expenses of $107,588 and an increase in interest income of $36,903.

Six Months Ended June 30, 2007 and June 30, 2006

Revenues

Revenues for each of the six months ended June 30, 2007 and 2006 were $100,000, which is the annual maintenance fee from OSI.

Costs and Expenses

General and administrative expenses decreased to $426,207 for the six months ended June 30, 2007 from $480,906 for the same period in 2006. Patent costs decreased by $51,772 and franchise taxes decreased by $6,237. There were net increases in other expenses of $3,310.

For the six months ended June 30, 2007 the Company recognized income of $6,070 in its investment in Laurel Partners Limited Partnership. The income for the same period in 2006 was $5,368.

Interest Income

Interest income for the six months ended June 30, 2007 was $649,642 compared to interest income of $551,736 for the same period in 2006. This increase is attributable primarily to higher interest rates earned on invested funds.

Net (Loss) Income

Net loss for the six months ended June 30, 2007 was $339,509, compared to net income of $176,198 for the same period in 2006. This decrease in net income can be attributed primarily to a $668,246 loss on the sale of marketable securities offset by an increase in interest income of $97,906 and a decrease in expenses of $54,699.

Liquidity and Capital Resources

At June 30, 2007 the Company held cash and cash equivalents of $25.4 million. The Company's working capital at June 30, 2007 was $25.4 million.

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

CADUS CORPORATION (Registrant)

Dated: August 10, 2007	By:	/s/ David Blitz
David Blitz
President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:
Exhibit No.	Description
31	Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002