Form 10-K
period 2007-12-31
CADUS CORP
filed 2008-03-31
CIK 911148

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to_____________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes: ☐ No: ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☒ No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐  No: ☒

As of June 30, 2007, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $13,755,998.

Number of shares outstanding of each class of Common Stock, as of March 15, 2008: 13,144,040 shares.

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

The Company’s Proprietary Drug Discovery Technologies

As described below, the Company has no employees, no internal or external drug discovery operations, and no research efforts with collaborative partners. However, the Company maintains various U.S. and foreign patents and several limited licensing arrangements. The value of these intellectual property rights is difficult to measure, and although the Company continues to seek to license these technologies to third parties, the Company’s income from these rights is significantly exceeded by the cost of maintaining them. The following describes the background, nature and purposes of the Company’s existing proprietary rights.

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

Patents, Proprietary Technology and Trade Secrets

The Subsidiary relies upon patents and trade secrets to protect its proprietary technologies. As of March 15, 2008, the Subsidiary is the assignee of 21 issued U.S. patents and 30 related granted foreign patents covering aspects of its yeast technology and is the exclusive worldwide licensee of four issued U.S. patents and 18 related granted foreign patents for use in drug discovery. In addition, as of such date, the Subsidiary owns or holds licenses to 9 other pending U.S. patent applications, as well as 11 related pending foreign patent applications.

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

Employees

As of March 15, 2008, the Company had no employees. David Blitz, the acting Chief Executive Officer of Cadus and the Subsidiary, is not an employee of Cadus or the Subsidiary, and is serving under a consulting arrangement as the acting Chief Executive Officer of Cadus and the Subsidiary at the rate of $25,000 per annum.

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

History of Operating Losses

The Company has incurred operating losses in each year since its inception with the exception of 2002. At December 31, 2007, the Company had an accumulated deficit of approximately $33.5 million. The Company's losses have resulted principally from costs incurred in connection with its previous research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues. The Company expects to incur additional operating losses over the next several years.

Uncertainty of Utilization of Operating Loss and Research and Development Credit Carryforwards.

The Company had a net operating loss carryforward of $28,162,000 and a research and development credit carryforward of $2,535,000 at December 31, 2007. These net operating loss carryforwards and the research and development credit carryforward expire in various years from 2008 to 2025. The Company's ability to utilize such net operating loss and research and development credit carryforwards for income tax savings is subject to certain limitations, and there can be no assurance that the Company will be able to utilize such carryforwards.

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

Inability to Identify Acquisitions or Investments

At February 29, 2008, the Company had cash and cash equivalents of $10.3 million and short-term investments of $15.1 million. The Company is presently seeking to use a portion of its available cash and short-term investments to acquire or invest in companies or income producing assets. To date the Company has not been able to identify an appropriate acquisition or investment and there can be no assurance that it will do so. There also can be no assurance that acquisitions or investments by the Company will be profitable.

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

Illiquidity of Short Term Investment in Bank of America’s Columbia Strategic Cash Portfolio

The company invested its excess cash in Bank of America’s Columbia Strategic Cash Portfolio (the "Fund"), which maintained a stable unit price of $1.00 per unit. The units were redeemable in cash on the same day requested and were classified by the Company as cash equivalents. On December 10, 2007, the Fund notified the Company that conditions in the short term credit markets had created a broad based perception of risk in non-subprime asset-backed securities causing illiquidity across the market which led to extreme pricing pressures in those securities. The Fund also notified the Company that the Fund was primarily invested in such securities, that it would begin an orderly liquidation of such securities, that unitholders would no longer be able to redeem their units in the Fund and that the Fund would redeem its units as it liquidated its investments. The Fund also began to value its securities based on market value rather than amortized value for the purposes of determining its net asset value per unit. From December 10, 2007 through February 29, 2008, the Fund redeemed 10,138,476 units held by the Company in the Fund for $9,999,113 (or an average of $0.9863 per unit), which redemptions were $139,363 in the aggregate less than the cost of such units. At the close of business on February 29, 2008, the Company still owned 15,414,864 units in the Fund which had an aggregate value at such time of $15,115,816. The Fund has advised the Company that it anticipates that the balance, or most of the balance, of the Company’s investment in the Fund will be redeemed by December 31, 2008. However, there can be no assurance as to when further redemptions will take place nor as to the net asset value at which the $15,115,816 net asset value of the balance (at the close of business on February 29, 2008) of the Company’s investment in the Fund will be redeemed.

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

Fiscal Year 2007	High	Low
First quarter ended March 31, 2007	$1.85	$1.59
Second quarter ended June 30, 2007	$1.92	$1.59
Third quarter ended September 30, 2007	$1.97	$1.73
Fourth quarter ended December 31, 2007	$1.97	$1.75

Fiscal Year 2006	High	Low
First quarter ended March 31, 2006	$1.67	$1.60
Second quarter ended June 30, 2006	$1.67	$1.55
Third quarter ended September 30, 2006	$1.62	$1.48
Fourth quarter ended December 31, 2006	$1.67	$1.52

As of March 15, 2008, there were approximately 87 holders of record of Cadus’s Common Stock.

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

	Year Ended December 31,
	2007		2006	2005	2004	2003
	(dollars in thousands, except share and per share data)
Statement of Operations Data:
Revenues	$100		$100	$100	$100	$220
Operating costs and expenses:
Total costs and expenses	631		784	808	778	837
Operating (loss)	(531)		(684)	(708)	(678)	(617)
Net (loss) income	($ 272	) (1)	$446	($ 41)	($ 394)	($ 190	)(2)
Basic and diluted net (loss) income per share	($ 0.02)		$0.03	$0.00	($ 0.03)	$0.01
Shares used in calculation of basic and diluted net (loss) income per share	13,144,040		13,144,040	13,144,040	13,144,040	13,144,040

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$2,444	$24,602	$24,045	$24,046	$24,369
Short term investments	22,961	—	—	—	—
Total assets	26,246	26,047	25,212	25,546	26,807
Accumulated deficit	(33,456)	(33,184)	(33,630)	(33,589)	(33,196)
Stockholders’ equity	26,224	25,985	25,185	25,532	26,758

Cadus has not paid any dividends since its inception and does not anticipate paying any dividends on its common stock in the foreseeable future.

(1)
The net loss of $272,000 for the year ended December 31, 2007 includes a realized loss of $668,246 on the sale of the Company’s shares in Sequenom Inc. and a $320,362 reduction in short term investments to net asset value.

(2)
The net loss of $190,000 for the year ended December 31, 2003 includes a realized gain of $313,189 related to common shares of Sequenom released from escrow which had been received in connection with the merger of Axiom (in which Cadus had an equity interest) with Sequenom.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as subsequent changes in a tax position, calculation of interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation became effective for the Company on January 1, 2007 and has not had a significant impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measures. This Statement applies under other accounting pronouncements that require or permit fair value measurements; it does not require any new fair value measures. SFAS No. 157 became effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial position or results of operations.

In September 2006, the SEC released Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” ("SAB 108"), which provides guidance on how the effects of the carryover on reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006, and was adopted by the Company on its December 31, 2006 financials. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS 159 must be accounted for as a cumulative-effect adjustment to opening retained earnings for the fiscal year in which we apply SFAS 159. Retrospective application of SFAS 159 to fiscal years preceding the effective date is not permitted. SFAS 159 has no effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The adoption of SFAS 141(R) may have an effect on the Company's financial statements.

SFAS 160. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption on our consolidated financial statements.

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

The Company has incurred operating losses in each year since its inception except for an operating gain of approximately $214,000 for the year ended December 31, 2002. At December 31, 2007, the Company had an accumulated deficit of approximately $33.5 million. The Company's losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income.

As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. Despite the fact that the Company has no employees and limited operations, it continues to incur general and administrative expenses. These, for the most part, relate to legal, accounting and other costs associated with maintaining a public company and legal and other costs relating to the maintenance of patents. For the year ended December 31, 2007, such expenses aggregated $557,938 and included patent costs (including legal fees) and license fees of approximately $221,000, legal fees (other than in connection with patents) of approximately $116,000, bookkeeping, and accounting and tax preparation fees of approximately $114,000. Since the Company only had revenues of $100,000, it incurred an operating loss of $531,000 for the year ended December 31, 2007.

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

Results of Operations

Years Ended December 31, 2007 and 2006

Revenues

Revenues for 2007 and 2006 were $100,000 which is the annual maintenance fee from OSI.

Operating Expenses

General and administrative expenses decreased to $557,938 for 2007 from $709,451 in 2006. This decrease was attributable to a decrease in patent costs and license fees of $115,101, a decrease in professional fees of $25,970 and a net decrease of $10,442 in sundry expenses.

Equity in Other Ventures

Equity in other ventures in 2007 reflects a recognized gain of $13,363 from the Company’s investment in Laurel Partners Limited Partnership. There was a recognized $12,021 gain in 2006 from such investment.

Interest Income

Interest income for 2007 increased to $1,312,283 from $1,196,308 in 2006. This increase was attributable primarily to a higher amount of invested funds with a higher yield. The average interest earned on invested funds was approximately 5.22% in 2007.

Other Income (Loss)

The company sold its entire investment in Sequenom Inc. resulting in a realized loss of $688,246.

The company reduced its short term investments by $320,362 to net asset value at December 31, 2007.

Net (Loss) Income

Net loss for 2007 was $272,110 compared to net income of $446,194 in 2006. The decrease in net income is attributable to a $668,246 loss on the sale of Sequenom, a $320,362 reduction in short term investment to net asset value, offset by an increase of $115,975 in interest income and in income in other ventures of $1,342 and a $151,513 decrease in general and administrative expenses and taxes of $1,474.

Years Ended December 31, 2006 and 2005

Revenues

Revenues for 2006 and 2005 were $100,000 which is the annual maintenance fee from OSI.

Operating Expenses

General and administrative expenses decreased to $709,451 for 2006 from $727,901 in 2005. This decrease was attributable to a decrease in patent costs and license fees of $25,478, offset by an increase in professional fees of $11,576. There was a net decrease of $4,548 in sundry expenses.

Equity in Other Ventures

Equity in other ventures in 2006 reflects a recognized gain of $12,021 from the Company’s investment in Laurel Partners Limited Partnership. There was a $3,769 recognized gain in 2005 from such investment.

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

Liquidity and Capital Resources

At December 31, 2007 the Company held cash of $2.4 million and short term investments of $23.0 million. The Company's working capital at December 31, 2007 was $25.5 million.

In February 2000, Cadus licensed to OSI, on a non-exclusive basis, its yeast technologies. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice.

The Company believes that its existing resources, together with interest income, will be sufficient to support its current and projected funding requirements through the end of 2009. This forecast of the period of time through which the Company's financial resources will be adequate to support its operation is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to license its technologies and otherwise realize value from its assets, the transactions, if any, arising from the Company's efforts to acquire or invest in companies or income producing assets and the expenses of pursuing such transactions.

Net Operating Loss Carryforwards

At December 31, 2007 the Company had tax net operating loss carryforwards of approximately $28.2 million and research and development credit carryforwards of approximately $2.5 million which expire in years 2008 through 2025. Such net operating loss carryforwards may be utilized under certain conditions as a deduction against future income and such development credit carryforwards may be utilized under certain circumstances as an offset against future taxes. The Company's ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in short-term investments and money market funds with portfolios of investment grade corporate and U.S. government securities. Due to the short-term nature of these investments, the Company does not believe it is materially exposed to changes in interest rates. However, the Company’s investment with the Bank of America in its Columbia Strategic Cash Portfolio (the “Fund”) is currently subject to redemption only in connection with an orderly liquidation of the Fund undertaken in response to illiquidity in the short term credit markets that has affected the market value of the Fund’s investments. As a result, the net asset value at which the Company’s investment in the Fund is being redeemed is subject to ongoing illiquidity in the short term credit markets. Under its current policies the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8. Financial Statements and Supplementary Data.

The financial statements and notes thereto may be found following Item 15 of this report and are incorporated herein by reference. For an index to the financial statements, see Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer, who also performs functions similar to those of a principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s President and Chief Executive Officer, who also performs functions similar to those of a principal financial officer, concluded that the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management, which is comprised of the President and Chief Executive Officer, who also performs functions similar to those of a principal financial officer, assessed the Company’s internal control over financial reporting as of December 31, 2007, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the quarter ended December 31, 2007, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to the executive officers and directors of Cadus as of March 15, 2008 is set forth below:

Name	Age	Position

James R. Broach, Ph.D.	60	Director

Russell D. Glass	45	Director

Carl C. Icahn	72	Director

Peter S. Liebert, M.D. (1)	72	Director

Jack G. Wasserman (1)	71	Director

David Blitz	76	Chief Executive Officer and President

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

Carl C. Icahn has served as a Director of Cadus since July 1993. Mr. Icahn has served as chairman of the board and a director of Starfire Holding Corporation, a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly owned subsidiary of Icahn Enterprises L.P. (“IEP”), and certain related entities, Mr. Icahn’s principal occupation is managing private investment funds, including Icahn Partners, Icahn Master, Icahn Master II and Icahn Master III. Prior to August 2007, Mr. Icahn conducted this occupation through his entities CCI Onshore Corp. and CCI Offshore Corp since September 2004. Since November 1990, Mr. Icahn has been chairman of the board of Icahn Enterprises G.P. Inc., the general partner of IEP. IEP is a diversified holding company engaged in a variety of businesses, including investment management, metals, real estate and home fashion. Mr. Icahn was also chairman of the board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005. Since 1994, Mr. Icahn has been the principal beneficial stockholder of American Railcar Industries, Inc., currently a publicly traded company that is primarily engaged in the business of manufacturing covered hopper and tank railcars, and has served as chairman of the board and as a director of American Railcar Industries, Inc. since 1994. From October 1998 through May 2004, Mr. Icahn was the president and a director of Stratosphere Corporation, which operates the Stratosphere Hotel and Casino. Mr. Icahn has been chairman of the board and a director of XO Holdings, Inc. and its predecessor since January 2003. XO Holdings, Inc. is a publicly traded telecommunications services provider controlled by Mr. Icahn. In October 2005, Mr. Icahn became a director of WestPoint International, Inc., a manufacturer of bed and bath home fashion products. In May 2005, Mr. Icahn became a director of Blockbuster Inc., a publicly traded provider of in-home movie rental and game entertainment. In September 2006, Mr. Icahn became a director of ImClone Systems Incorporated (“ImClone”), a publicly traded biopharmaceutical company, and since October 2006 has been the chairman of the board of ImClone. In August 2007, Mr. Icahn became a director of WCI Communities, Inc., a homebuilding company, and since September 2007 has been the chairman of the board of WCI. In December 2007, Mr. Icahn became a director of Federal-Mogul Corporation, a supplier of automotive products, and since January 2008 has been the chairman of the board of Federal-Mogul. Mr. Icahn received his B.A. from Princeton University.

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

Jack G. Wasserman has served as a director of Cadus since May 1996. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida, and the District of Columbia. From 1966 until 2001 he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm and its predecessors. Since September 2001 Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Since 1993 he has been a director of Icahn Enterprises G.P., Inc. (formerly American Property Investors, Inc.), the general partner of Icahn Enterprises G.P. (formerly American Real Estate Partners, L.P.). Mr. Icahn controls Icahn Enterprises G.P. and its subsidiaries. Mr. Wasserman has been licenced by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission. Since December 1, 1998, Mr. Wasserman has been a director of National Energy Group, Inc. In 2003, National Energy Group, Inc. became an indirect subsidiary of American Real Estate Partners, LP. On March 11, 2004, Mr. Wasserman was appointed to the Board of Directors of Triarc Companies, Inc. and was elected by the stockholders to the Board of Directors in June 2004; he serves on Triarc’s Audit and Compensation Committees. Mr. Wasserman received a B.A. from Adelphi University, a J.D. from Georgetown University Law Center, and a Graduate Diploma from Johns Hopkins University School of Advanced International Studies. In 2007 he received a professional Certificate in Financial Analysis from New York University’s School of Continuing and Professional Studies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Cadus’s directors and executive officers, and persons who own more than ten percent of a registered class of Cadus’s equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock of Cadus. Reporting persons are required by SEC regulation to furnish the Company with copies of all such filed reports. To Cadus’s knowledge, based solely on a review of copies of such filed reports furnished to Cadus, all of Cadus’s directors, officers and greater than ten percent beneficial owners made all required filings during fiscal year 2007 in a timely manner, except that Moab Partners, L.P., which owns more than ten percent of Cadus’ common stock, filed four late reports on Form 4 and did not file a Form 5.

Code of Ethics

Cadus has not adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions due to the fact that it does not have any employees, does not have any operations (other than those related to the licensing of its technologies and the evaluation of acquisition and investment opportunities) and has only one officer (who is not an employee).

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus in all capacities for the fiscal years ended December 31, 2007, 2006 and 2005, by (i) all individuals serving as Cadus’s principal executive officer or principal financial officer, or acting in a similar capacity, (ii) the three most highly compensated executive officers other than the executive officers in clause (i), who were serving as executive officers at the end of such fiscal year and (iii) up to two additional most highly compensated executive officers who would have otherwise been included in clause (ii) but for the fact that they were not serving as executive officers at the end of such fiscal year (collectively, the “Named Executive Officers”):

Summary Compensation Table For 2007, 2006 and 2005 Fiscal Years

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
David Blitz (1)	2007	$25,000	—	—	$25,000
President and Chief Executive	2006	$25,000	—	—	$25,000
Officer	2005	$25,000	—	—	$25,000

(1)	Mr. David Blitz has been the Company’s acting President and Chief Executive Officer from May 2004 and serves in such capacity at the rate of $25,000 per annum.

Grants of Plan Based Awards.

There were no grants by Cadus of awards to Named Executive Officers during the fiscal year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

No Named Executive Officer had any outstanding Cadus equity awards as of December 31, 2007.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2007, no Named Executive Officer exercised any stock option, stock appreciation right or similar instrument and no Cadus stock (including any restricted stock, restricted stock unit or similar instrument) vested for any Named Executive Officer.

Director Compensation

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus by its directors in all capacities for the fiscal year ended December 31, 2007:

Director Compensation Table For 2007 Fiscal Year

Name	Fees Earned or Paid in Cash ( $) (1)	All Other Compensation ($)		Total ($)
James R. Broach	$3,000	$12,000	(2)	$15,000
Russell D. Glass	$3,000	—		$3,000
Carl C. Icahn	$3,000	—		$3,000
Peter S. Liebert	$3,000	—		$3,000
Jack G. Wasserman	$3,000	—		$3,000

(1)	Each non-employee director receives $3,000 in annual compensation, payable quarterly in arrears.

(2)	James R. Broach provides consulting services to the Company for patent and license related matters, for which he was paid $12,000 in the fiscal year ended December 31, 2007.

Incentive Plans

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

As of March 15, 2008, there were no outstanding stock options granted under the 1996 Incentive Plan.

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

Compensation Discussion and Analysis

Introduction

The Compensation Committee of the Board of Directors of Cadus is responsible for determining and administering the Company’s compensation policies for the remuneration of Cadus’s officers. The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective. In 2007, Cadus had no officers other than its acting Chief Executive Officer who served in a consultative capacity at the rate of $25,000 per annum for the interim period during which the Company continued its search for a new Chief Executive Officer. Accordingly, the following report of the Compensation Committee is not entirely applicable to calendar year 2007 but is presented for an historical perspective.

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

Corresponding index values and Cadus’s Common Stock price values are given below:

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Cadus Corporation	100.00	136.70	140.37	146.79	146.79	172.48
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Biotechnology	100.00	146.95	164.05	185.29	183.09	186.22
Cadus Closing Stock Price	1.09	1.49	1.53	1.60	1.60	1.88

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 2008 with respect to (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. All information is based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to the Company.

Name and Address of Beneficial Owner (1)	Number of Shares Amount and Nature of Beneficial Ownership	Percentage of Common Stock Owned(2)
Carl C. Icahn 767 Fifth Avenue New York, New York 10153	4,961,158(3)	37.74%

Moab Partners, L.P. 152 East 62nd Street New York, NY 10021	1,596,860(4)	12.15%

GlaxoSmithKline plc 980 Great West Road Brentford, Middlesex TW89GS England	660,962(5)	5.03%

James R. Broach	—	*

Russell D. Glass	37,500	*

Peter S. Liebert, M.D.	8,334	*

Jack G. Wasserman	—	*

David Blitz c/o Joel Popkin & Company, P.C. 1430 Broadway (Suite 1805) New York, NY 10018	—	*

All executive officers and directors as a group (6 persons)	5,006,992	38.09%

* Less than one percent

(1)
Except as otherwise indicated above, the address of each stockholder identified above is c/o the Company, 767 Fifth Avenue, New York, NY 10153. Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2)
Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 15, 2008, that may be exercised within 60 days after such date for purposes of computing the percentage of Common Stock owned by such person, but not for purposes of computing the percentage of Common Stock owned by any other person. None of the persons listed above held options as of Mach 15, 2008.

(3)
Includes 2,258,790 shares of Common Stock held by High River Limited Partnership and 1,599,942 shares of Common Stock held by Barberry Corp. Mr. Icahn is the sole shareholder of Barberry Corp. and Barberry Corp. is the sole general partner of High River Limited Partnership.

(4)	Based on the most recent filings of SEC Form 4 by the reporting parties.

(5)	Includes 330,481 shares of Common Stock held by SmithKline Beecham p.l.c., an affiliate of GlaxoSmithKline plc.

Equity Compensation Plan Information.

The following table sets forth certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of Cadus were authorized for issuance as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	—	1,745,388
Equity compensation plans not approved by security holders	0	—	0
Total	0	—	1,745,388

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2007 the Company has not been a participant in any transaction with a “related person” (as defined in Item 404 of Regulation S-K) where the amount involved exceeds $120,000, nor is any such transaction currently proposed. The Company recognizes that related person transactions can present potential or actual conflicts of interest. Accordingly, if a proposed transaction appears to or does involve a related person, and the amount involved exceeds $60,000, the transaction must be presented to the Board of Directors for its review and approval or ratification. The Board of Directors may retain and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction. Related party transactions where the amount involved does not exceed $60,000 do not require formal Board of Directors approval, but must be disclosed to the Board of Directors. The foregoing procedures are designed to ensure that transactions with related persons are fair to the Company and in the Company’s best interests.

James Broach provides consulting services to the Company for patent and license related matters for which he was paid $12,000, $13,000 and $17,000 in calendar years 2007, 2006 and 2005, respectively.

In May 2004, the Board of Directors appointed David Blitz the acting Chief Executive Officer of the Company at the rate of $25,000 per annum for the interim period during which the Company is continuing its search for a new Chief Executive Officer. In 2007, the Company paid $25,000 to Mr. Blitz in such capacity. Mr. Blitz remains an employee of Joel Popkin & Co., P.C., in which capacity he will continue to perform the Company’s internal accounting as he has done since March 2000. The Company paid Joel Popkin & Co. $52,593 for such accounting services and $8,000 for tax preparation and examination services performed in 2007 and anticipates that it will pay similar amounts for such services in 2008.

Cadus has the following directors: James R. Broach, Russell D. Glass, Carl C. Icahn, Peter S. Liebert and Jack G. Wasserman. Each of the directors, except for Carl C. Icahn, meets the standards for independence set forth in Rule 4200(a)(15) of the Nasdaq Marketplace Rules. The entire Board of Directors of the Company acts as the audit committee. Each of the directors, except for Carl C. Icahn and James R. Broach, meets the standards for independence for audit committee members set forth in Rule 4350(d) of the Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees incurred by the Company for the services of its principal accountants in 2007 and 2006:

	2007	2006
Audit Fees	$45,000	$41,025
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit fees consist of services rendered to the Company for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s quarterly financial statements and related services.

The Company’s policy is that, before accountants are engaged by the Company to render audit or non-audit services, the engagement is approved by Cadus’s Board of Directors. Cadus’s Board of Directors approved Holtz Rubenstein Reminick LLP’s engagement as the Company’s independent auditors for the fiscal year ending December 31, 2007 before Holtz Rubenstein Reminick LLP was so engaged. All of the 2007 services described above were approved by the Board of Directors.

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

23	Consent of Holtz Rubenstein Reminick LLP

24	Power of Attorney (filed as part of the signature page to this Report).

31	Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Cadus’s Registration Statement on Form S-8 (Registration No. 333-21871), dated February 14, 1997, and incorporated by reference.

(2)	Filed with Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996, and incorporated by reference.

(3)	Filed with Cadus’s Current Report on Form 8-K, dated March 7, 1997, and incorporated by reference.

(4)	Filed with Cadus’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, and incorporated by reference.

(5)	Filed with Cadus’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated by reference.

(6)	Filed with Cadus’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated by reference.

(7)	Filed with Cadus’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, and incorporated by reference.

(8)	Filed with Cadus’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADUS CORPORATION

By:	/s/ David Blitz
David Blitz, Chief Executive Officer and President
Date: March 31, 2008

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

Name	Title	Date

/s/ David Blitz	Chief Executive Officer and President	March 31, 2008
David Blitz	(Principal Executive Officer and Principal Accounting Officer)

/s/ James R. Broach	Director	March 31, 2008
James R. Broach

/s/ Russell D. Glass	Director	March 31, 2008
Russell D. Glass

	Director	March __, 2008
Carl C. Icahn

/s/ Peter S. Liebert	Director	March 31, 2008
Peter S. Liebert

/s/ Jack G. Wasserman	Director	March 31, 2008
Jack G. Wasserman

CADUS CORPORATION AND SUBSIDIARY

INDEX

Page No.

Report of Independent Registered Public Accounting Firm:
Holtz Rubenstein Reminick LLP	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets - December 31, 2007 and 2006	F-3

Consolidated Statements of Operations - For the years ended
December 31, 2007, 2006 and 2005	F-4

Consolidated Statements of Stockholders' Equity and Comprehensive
(Loss) Income - For the years ended December 31, 2007, 2006 and 2005	F-5

Consolidated Statements of Cash Flows - For the years ended
December 31, 2007, 2006 and 2005	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cadus Corporation

We have audited the accompanying consolidated balance sheets of Cadus Corporation and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the three years ended December 31, 2007, 2006 and 2005. Cadus Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of he Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadus Corporation as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ HOLTZ RUBENSTEIN REMINICK LLP

New York, New York
March 27, 2008

CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$2,444,376	$24,602,202
Short term investments	22,960,545	-
Interest receivable	102,518	-
Prepaid and other current assets	1,150	5,210
Investment in marketable securities	-	628,585
Total current assets	25,508,589	25,235,997

Investment in other ventures	186,790	173,427
Patents, net	550,834	637,267
Total assets	$26,246,213	$26,046,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$22,352	$61,307
Total current liabilities	22,352	61,307
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value. Authorized 35,000,000 shares at December 31, 2007 and 2006; issued 13,285,707 shares at December 31, 2007 and 2006; outstanding 13,144,040 shares at December 31, 2007 and 2006	132,857	132,857
Additional paid-in capital	59,847,149	59,844,355
Accumulated deficit	(33,456,070)	(33,183,960)
Accumulated other comprehensive (loss) income	-	( 507, 793)
Treasury stock	(300,075)	(300,075)
Total stockholders’ equity	26,223,861	25,985,384
Total liabilities and stockholder’s equity	$26,246,213	$26,046,691

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005

License and maintenance fees	$100,000	$100,000	$100,000
Total revenues	100,000	100,000	100,000
Costs and expenses:
General and administrative	557,938	709,451	727,901
Amortization of patent costs	86,433	86,433	84,130
Income from equity in other ventures	(13,363)	(12,021)	(3,769)
Total costs and expenses	631,008	783,863	808,262
Operating (loss)	(531,008)	(683,863)	(708,262)
Other income (expense):
Interest income	1,312,283	1,196,308	751,430
Loss on sale of marketable securities	(668,246)	-	-
Investment reduction to net asset value	(320,362)	-	-
Total other income	323,675	1,196,308	751,430
(Loss) income before income tax provision	(207,333)	512,445	43,168
Provision for franchise and income taxes	64,777	66,251	84,252
Net (loss) income	($ 272,110)	$446,194	($ 41,084)
Basic and diluted net (loss) income per share	($ 0.02)	$0.03	($ 0.00)
Weighted average shares of common stock outstanding - basic and diluted	13,144,040	13,144,040	13,144,040

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE (LOSS) INCOME

					Accumulated
	Common Stock				Other	Treasury Stock
			Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	(Loss) Income	Shares	Amount	Total

Balance at January 1, 2005	13,285,707	$132,857	$59,844,355	($33,589,070)	($556,146)	(141,667)	($300,075)	$25,531,921
Net loss for the year ended December 31, 2005	—	—	—	(41,084)	—	—	—	(41,084)
Unrealized loss on investment in marketable securities	—	—	—	—	(306,233)	—	—	(306,233)
Comprehensive loss								(347,317)
Balance at December 31, 2005	13,285,707	132,857	59,844,355	(33,630,154)	(862,379)	(141,667)	(300,075)	25,184,604
Net income for the year ended December 31, 2006	—	—	—	446,194	—	—	—	446,194
Unrealized income on investment in marketable securities	—	—	—	—	354,586	—	—	354,586
Comprehensive income								800,780
Balance at December 31, 2006	13,285,707	132,857	59,844,355	(33,183,960)	(507,793)	(141,667)	(300,075)	25,985,384
Short term swing profits by shareholder	—	—	2,794	—	—	—	—	2,794
Net loss for the year ended December 31, 2007	—	—	—	(272,110)	—	—	—	(272,110)
Reclassification					507,793 (a)			507,793
Balance at December 31, 2007	13,285,707	$132,857	$59,847,149	($33,456,070)	($ -)	(141,667)	($300,075)	$26,223,861

(a) Reclassification adjustment for loss included in net loss

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	($ 272,110)	$446,194	($ 41,084)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of patent costs	86,433	86,433	84,130
(Income) from equity in other ventures	(13,363)	(12,021)	(3,769)
Loss on sale of marketable securities	668,246	—	—
Investment reduction to net asset value	320,362	—	—
Changes in assets and liabilities:
Decrease in prepaid and other current assets	4,060	2,960	7,380
(Increase) in interest receivable	(102,518)	—	—
(Decrease) increase in accrued expenses and other current liabilities	(38,955)	34,017	12,963
Net cash provided by operating activities	652,155	557,583	59,620
Cash flows (used in) investing activities:
Patent acquisitions	—	—	(60,801)
Investment in short term securities	(23,280,907)	—	—
Proceeds from sale of securities	468,132	—	—
Net cash (used in) investing activities	(22,812,775)	—	(60,801)
Cash flows provided by financing activities:
Short term swing profits by shareholder	2,794	—	—
Net cash provided by financing activities	2,794	—	(60,801)
Net (decrease) increase in cash and cash equivalents	(22,157,826)	557,583	(1,181)
Cash and cash equivalents - beginning of year	24,602,202	24,044,619	24,045,800
Cash and cash equivalents - end of year	$2,444,376	$24,602,202	$24,044,619
Supplemental disclosure of cash-flow information:
Cash paid for federal income taxes	$1,568	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(1) Organization and Basis of Preparation

Cadus Corporation ("Cadus") was incorporated on January 23, 1992, under the laws of the State of Delaware. Cadus changed its name to Cadus Corporation from Cadus Pharmaceutical Corporation on June 20, 2003. The change in name was approved by the stockholders of Cadus at Cadus’s annual meeting of stockholders held on June 18, 2003.

Until July 30, 1999, Cadus devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. As further discussed in Note 4, on July 30, 1999, Cadus sold its drug discovery assets to OSI Pharmaceuticals, Inc. ("OSI") and ceased its internal drug discovery operations and research efforts for collaborative partners. Cadus is seeking to license its technologies, to otherwise realize value from its assets and to use a portion of its available cash to acquire technologies or products or to acquire or invest in companies.

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

(b) Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 2007 and 2006 were cash equivalents of $-0- and $24,504,620, respectively.

(c) Patents

Patents represent the costs of developing the patents of $1,439,820 that are amortized on a straight-line basis principally over seventeen years. At December 31, 2007 and 2006 accumulated amortization is $888,986 and $802,553, respectively. Amortization expense amounted to approximately $86,000, $86,000 and $84,000 for each of the years ended December 31 2007, 2006 and 2005. The annual amortization for the next five years will be approximately $86,000 per year. The Company reviews the carrying value of its patents whenever events or changes in circumstances indicate that the historical cost carrying value of the patents may no longer be appropriate. The amortizable patents are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

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

(f) Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of dilutive common stock equivalents (stock options). The effect of stock options totaling 0, 2,500 and 57,167 for the years ended December 31, 2007, 2006 and 2005, respectively, were not included in the net (loss) income per share calculation because their effect would have been anti-dilutive.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. From time to time, the cash balances exceed the Federal Depository Insurance Coverage Limit. At December 31, 2007, the cash balance approximated $2,444,000. The Company places its cash with a high credit quality financial institution.

(i) Stock-Based Compensation

On March 26, 2006, the Company adopted the modified prospective method in accounting for share-based payment in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The adoption of SFAS No. 123R will require the Company to expense stock option grants.

Pro forma net (loss) income would be the same as the reported net (loss) income for each of the years in the three-year period ended December 31, 2007 had the fair-value-based method been applied to all outstanding awards, which were fully vested prior to all periods presented.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(j) Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income and other comprehensive (losses) income (or OCI). OCI includes certain changes in stockholders' equity that are excluded from net (loss) income. Specifically, the Company includes in OCI changes in unrealized gains and losses on its available-for-sale securities. Comprehensive (loss) income for the years ended December 31, 2006 and 2005 has been reflected in the consolidated statements of stockholders' equity. The securities were sold in 2007 and there was no comprehensive (loss) income for the year ended December 31, 2007.

(k) Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as subsequent changes in a tax position, calculation of interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation became effective for the Company on January 1, 2007 and has not had significant impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measures. This Statement applies under other accounting pronouncements that require or permit fair value measurements; it does not require any new fair value measures. SFAS No. 157 became effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial position or results of operations.

In September 2006, the SEC released Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” ("SAB 108"), which provides guidance on how the effects of the carryover on reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006, and was adopted by the Company on its December 31, 2006 financials. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS 159 must be accounted for as a cumulative-effect adjustment to opening retained earnings for the fiscal year in which we apply SFAS 159. Retrospective application of SFAS 159 to fiscal years preceding the effective date is not permitted. SFAS 159 has no effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The adoption of SFAS 141(R) may have an effect on the Company's financial statements.

SFAS 160. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption on our consolidated financial statements.

(3) Short Term Investments

The company invested its excess cash with Bank of America in its Columbia Strategic Cash Portfolio (the "Fund"), which maintained a stable unit price of $1.00 per unit. The units were redeemable in cash on the same day requested and were classified by the Company as cash equivalents. The average interest earned on monies invested in the Fund in 2007 was 5.22%.

On December 10, 2007, the Fund notified the Company that conditions in the short term credit markets had created a broad based perception of risk in non-subprime asset-backed securities causing illiquidity across the market which led to extreme pricing pressures in those securities. The Fund also notified the Company that it is primarily invested in such securities, that it will begin an orderly liquidation of such securities, that unitholders would no longer be able to redeem their units in the Fund and that the Fund would redeem its units as it liquidated its investments. The Fund also began to value its securities based on market value rather than amortized value for the purposes of determining its net asset value per unit. The Fund has continued to pay interest monthly. From December 10, 2007 through December 31, 2007, the Fund had redeemed 2,299,801 units held by the Company for $2,272,433, which redemption was $27,368 in the aggregate less than the cost of such units. At December 31, 2007, the Company reduced the value of its investments in the Fund by $320,362 to the net asset value thereof and reclassified the investment from cash equivalents to short term investments. From January 1, 2008 through February 29, 2008, the Fund has redeemed an additional 7,838,675 units in the Fund (that had a value at December 31, 2007 of $7,739,908) for $7,726,680, which redemption was $111,995 in the aggregate less than the original $7,838,675 cost of such units. At the close of business on February 29, 2008, the Company still owned 15,414,864 units in the Fund which had an aggregate value at such time of $15,115,816. The Fund has advised the Company that it anticipates that the balance, or most of the balance, of the Company’s investment in the Fund will be redeemed by December 31, 2008. However, there can be no assurance as to when further redemptions will take place or as to the net asset value at which the $15,115,816 net asset value of the balance (at the close of business on February 29, 2008) of the Company’s investment in the Fund will be redeemed.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(4) Asset Sale to OSI Pharmaceuticals, Inc.

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

(5) Investments in Other Ventures

In December 1996, Cadus issued a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which Carl C. Icahn is the general partner. The principal amount and interest thereon was paid in December 1998. In addition, Cadus purchased for $160,660 in cash, a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly-owned by Carl C. Icahn. Cadus is not required to make any additional investment in Laurel. As of and for the year ended December 31, 2007 Laurel’s assets (consisting only of cash and cash and cash equivalents) and net income totaled $307,315 and $14,979, respectively. The investment is accounted for under the equity method with the recognition of losses limited to Cadus's capital contributions. For the years ended December 31, 2007, 2006 and 2005 Cadus recognized income of $13,363, $12,021 and $3,769, respectively, related to the investment. The Company’s investment in Laurel of $186,790 and $173,427 at December 31, 2007 and 2006, respectively, is reflected as investments in other ventures in the accompanying consolidated balance sheets.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(6) Investment in Marketable Securities

Cadus had an equity interest in Axiom Biotechnologies, Inc. ("Axiom"). Due to Axiom’s operating losses, Cadus’s investment was written down to zero as of December 31, 2000. On August 30, 2002 Axiom entered into a merger agreement with a wholly owned subsidiary of Sequenom, Inc. (“Sequenom”) whose shares of common stock are publicly traded on the Nasdaq National Market. Pursuant to the merger, Cadus received 441,446 common shares of Sequenom with a fair market value of $2.43 per share, in exchange for its shares of Axiom. Pursuant to the merger, 102,685 of Cadus’s 441,446 common shares of Sequenom were held in escrow (the “Escrow Shares”) for a one-year period. 38,507 of these Escrow Shares were forfeited pursuant to the indemnification provisions of the merger agreement and therefore were not issued to the Company.

On June 1, 2006, Sequenom effected a one-for-three reverse stock split and the Company then owned 134,313 common shares of Sequenom. In April 2007, the Company sold all such shares.

Pursuant to the provisions of SFAS No. 115, “Accounting for Certain Debt and Equity Securities,” management deemed its investment in Sequenom to be available for sale and reports its investment at fair value with net unrealized gains or losses reported within stockholders’ equity. The Company’s unrealized (loss) of ($507,793) and ($862,379) on shares received is reflected in accumulated other comprehensive (loss) income at December 31, 2006 and December 31, 2005, respectively. There was no comprehensive (loss) income in 2007.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(7)  Licensing Agreements

In December 2001, Cadus Technologies, Inc., Cadus’s wholly owned subsidiary, licensed its yeast-based drug discovery technologies on a non-exclusive basis to a major pharmaceutical company. On September 12, 2003, the parties entered into an addendum to the agreement pursuant to which the Company extended the license to an affiliate of the licensee in consideration for the licensee agreeing to pay $120,000 to the Company. The licensee was entitled to use the technologies for five years from December 2001. Following the initial five-year term, the licensee was entitled to renew the license annually upon payment of an annual licensing fee of $250,000. The license was not renewed at the end of the initial five-year term in December 2006. For the years ended December 31, 2007, 2006 and 2005, the Company recognized $0 each year in license revenue from the licensee.

In February 2000, Cadus licensed to OSI, on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI is obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. For the years ended December 31, 2007, 2006 and 2005, the Company recognized $100,000 each year in license and maintenance fees from OSI.

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

The Company has entered into license agreements with various third parties. Generally, the agreements provide that the Company will pay license fees and/or maintenance payments, in return for the use of technology and information and the right to manufacture, use and sell future products. These agreements provide for payments based on the completion of milestone events, as well as royalty payments based upon a percentage of product or assay sales. License fees and maintenance payments for the years ended December 31, 2007, 2006 and 2005 were $25,000, $25,000 and $52,000, respectively.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(9) Income Taxes

Deferred tax assets of approximately $15,290,000 and $15,443,000 at December 31, 2007 and 2006, respectively, relate principally to net operating loss carryforwards of $28,162,000 and $28,850,000, research and development credit carryforwards of $2,535,000 and $2,535,000, and equity losses on investments of $2,878,000 and $2,864,000 at December 31, 2007 and 2006, respectively. An offsetting valuation allowance has been established for the full amount of the deferred tax assets to reduce such assets to zero, as a result of the significant uncertainty regarding their ultimate realization. The aggregate valuation allowance decreased $153,000 in 2007 and decreased $167,000 in 2006.

The Company's net operating loss carryforwards and research and development credit carryforwards noted above expire in various years from 2008 to 2025. The Company's ability to utilize such net operating loss and research and development credit carryforwards is subject to limitations in the event of ownership changes, as defined by rules enacted with the Tax Reform Act of 1986. The Company’s tax provision/benefit for each year represents an amount for New York state tax on capital and in 2007 $6,568 in federal income tax.

(10) Stock Options

(a)
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

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

Activity for all the above grants not issued pursuant to any plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2005	70,069	$5.76
2005 activity Cancelled	(22,069)	—
Balance at December 31, 2005	48,000	$6.75
2006 activity Cancelled	(48,000)
Balance at December 31, 2007 and 2006	-0-

(b)
Effective May 10, 1996, the 1993 Plan was replaced by the 1996 Incentive Plan ("the 1996 Plan") with respect to all future awards to Cadus's employees and consultants. The options granted under the 1996 Plan may be either incentive stock options or nonqualified options. In December 1996, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and such increase was approved by the stockholders of Cadus in June 1997. In December 1997, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased to 1,833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and approved by the stockholders of Cadus in June 1998. On December 31, 2007, 1,745,388 shares of stock remained available for awards under the 1996 Plan.

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

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

Activity under the 1996 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2005	9,167	$6.56
2005 activity	—	—
Balance at December 31, 2005	9,167	$6.56
2006 activity Cancelled	(6,667)	—
Balance at December 31, 2006	2,500	$6.38
2007 activity Cancelled	(2,500)
Balance at December 31, 2007	$0

(11) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	2007	2006
Accrued professional fees and income taxes	$22,352	$61,307

(12) Related Party Transactions

James Broach, a member of Cadus’ Board of Directors, provides consulting services to the Company for patent and license related matters, for which he was paid $12,000, $13,000 and $17,000 in calendar years 2007, 2006 and 2005, respectively. These consulting services were recorded as a component of general and administrative expenses during each of the respective periods. No amounts were included in accrued expenses as of December 31, 2007 and 2006.

In May 2004, the Board of Directors appointed David Blitz the acting Chief Executive Officer of the Company at the rate of $25,000 per annum for the interim period during which the Company is continuing its search for a new Chief Executive Officer. In 2007, 2006 and 2005, the Company paid $25,000, $25,000 and $25,000, respectively, to Mr. Blitz in such capacity. Mr. Blitz remains an employee of Joel Popkin & Co., P.C., in which capacity he has performed the Company’s internal accounting since March 2000. The Company paid Joel Popkin & Co. $52,593, $52,424 and $52,261 for such accounting services in 2007, 2006 and 2005, respectively, and $8,000, $11,150 and $8,000 in 2007, 2006 and 2005, respectively, for tax preparation and examination services.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(13) Commitments and Contingencies

Lease Commitments

Cadus currently leases storage space on a month-to-month basis. Rent expense, excluding utility and operating costs, for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $12,600, $13,650 and $11,550, respectively.

(14) Condensed Quarterly Financial Data (Unaudited)

Fiscal 2007 Quarter Ended	December 31	September 30	June 30	March 31
License and maintenance fees	$—	$—	$—	$100,000
Operating (loss)	(110,974)	(99,897)	(109,267)	(210,870)
Net (loss) income	(172,828)	240,227	218,960	(558,469)
Net (loss) income per share:
Basic and diluted	(0.02)	0.02	0.02	(0.04)

Fiscal 2006 Quarter Ended	December 31	September 30	June 30	March 31
License and maintenance fees	$—	$—	$—	$100,000
Operating (loss)	(189,242)	(119,083)	(216,705)	(158,833)
Net income	69,661	200,335	75,387	100,811
Net income per share:
Basic and diluted	0.01	0.02	0.01	0.01