Form 10-Q
period 2008-03-31
CADUS CORP
filed 2008-05-15
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of April 30, 2008 was 13,144,040.

CADUS CORPORATION

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of our plans, strategies and objectives for our future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words. Although the Company believes that the expectations reflected in our forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to the Company's ability to license its technologies to third parties, the Company's inability to acquire and operate other companies, the Company's capital needs and uncertainty of future funding, the Company's history of operating losses, the unpredictability of patent protection, risk of obsolescence of the Company's technologies, as well as other risks and uncertainties discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION
Condensed Consolidated Balance Sheets

ASSETS
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$10,280,130	$2,444,376
Short term investments	14,953,960	22,960,545
Interest receivable	46,186	102,518
Prepaid and other current assets	126,150	1,150
Total current assets	25,406,426	25,508,589

Investment in other ventures	189,066	186,790
Patents, net	529,226	550,834
Total assets	$26,124,718	$26,246,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$108,853	$22,352
Total current liabilities	108,853	22,352
Commitments
Stockholders’ equity:
Common stock	132,857	132,857
Additional paid-in capital	59,847,149	59,847,149
Accumulated deficit	(33,664,066)	(33,456,070)
Treasury stock	(300,075)	(300,075)
Total stockholders’ equity	26,015,865	26,223,861
Total liabilities and stockholder’s equity	$26,124,718	$26,246,213

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

License and maintenance fees	$100,000	$100,000
Total revenues	100,000	100,000
Costs and expenses:
General and administrative expenses	245,276	292,483
Amortization of patent costs	21,608	21,608
(Income) from equity in other ventures	(2,276)	(3,221)
Total costs and expenses	264,608	310,870
Operating loss	(164,608)	(210,870)
Other income:
Interest income	236,518	320,647
Loss on write down of marketable securities	--	(668,246)
Investment reduction to net asset value	(279,906)	--
Loss before provision for income taxes	(207,996)	(558,469)
Provision for income taxes	--	--
Net loss	($ 207,996)	($ 558,469)
Basic and diluted (loss) per weighted average share of common stock outstanding	($ 0.02)	($ 0.04)
Weighted average shares of common stock outstanding – basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	($ 207,996)	($ 558,469)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Amortization of patent costs	21,608	21,608
(Income) from equity in other ventures	(2,276)	(3,221)
Loss on sale of marketable securities	--	668,246
Investment reduction to net asset value	279,906	--
Changes in assets and liabilities:
(Increase) in prepaid and other current assets	(68,668)	(16,200)
Increase in accrued expenses and other current liabilities	86,501	85,885
Net cash provided by operating activities	109,075	197,849
Cash flows provided by investing activities:
Proceeds from redemption of investment	7,726,679	--
Net cash provided by investing activities	7,726,679	--
Net increase in cash and cash equivalents	7,835,754	197,849
Cash and cash equivalents – beginning of period	2,444,376	24,602,202
Cash and cash equivalents – end of period	$10,280,130	$24,800,051

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note - 1 Organization and Basis of Preparation

The information presented as of March 31, 2008 and for the three-month period then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2007 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2007.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

Note - 2 Net (Loss) Per Share

For the three-month periods ended March 31, 2008 and 2007 basic net (loss) per share is computed by dividing the net (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended March 31, 2008 and 2007 was the same as basic earnings per share as all of the Company’s outstanding options’ and warrants’ exercise prices were greater than the average market price of the common shares. For this reason, for the three months ended March 31, 2008 and 2007, respectively, 0 and 2,500 options and warrants were excluded from the calculation of diluted earnings per share.

Note - 3 Licensing Agreements

In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. (“OSI”), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee of $250,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. During the three-month period ended March 31, 2008 and 2007, the Company recognized $100,000 of license revenue related to this agreement.

Note - 4 Accounting for Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company’s long-lived assets (principally capitalized patent costs) are required to be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or discontinued operations. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company’s judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the Company’s overall business strategy, and market and economic trends. In the future, events could cause the Company to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on the Company’s financial condition and results of operations. The provisions of SFAS No. 144 did not have an impact on the Company’s financial statements as of and for the three months ended March 31, 2008.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note - 5 Short Term Investments

The company invested its excess cash with Bank of America in its Columbia Strategic Cash Portfolio (the “Fund”), which maintained a stable unit price of $1.00 per unit. The units were redeemable in cash on the same day requested and were classified by the Company as cash equivalents.

On December 10, 2007, the Fund notified the Company that conditions in the short term credit markets had created a broad based perception of risk in non-sub prime asset-backed securities causing illiquidity across the market which led to extreme pricing pressure in those securities. The Fund also notified the Company that it is primarily invested in such securities, that it will begin an orderly liquidation of such securities, that unit holders would no longer be able to redeem their units in the Fund and that the Fund would redeem its units as it liquidated its investments. The Fund also began to value its securities based on market value rather than amortized value for the purposes of determining net asset value per unit. The Fund has continued to pay interest monthly. From January 1, 2008 through March 31, 2008, the Fund redeemed 7,838,675 units in the Fund for $7,726,679, which redemption was $111,996 in the aggregate less than the original $7,838,675 cost of such units. At the close of business on March 31, 2008 the Company still owned 15,414,864 units in the Fund which had an aggregate value at such time of $14,953,960. The Fund has advised the Company that it anticipates that the balance, or most of the balance, of the Company’s investment in the Fund will be redeemed by December 31, 2008. However, there can be no assurance as to when further redemptions will take place or as to the net asset value at which the balance of the Company’s investment in the Fund will be redeemed.

Note - 6 Recently Issued Accounting Pronouncements

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

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measures. This Statement applies under other accounting pronouncements that require or permit fair value measurements; it does not require any new fair value measures. SFAS No. 157 became effective for the Company on January 1, 2008 and did not have a significant impact on the Company’s financial position or results of operations.

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

At March 31, 2008, the Company had an accumulated deficit of approximately $33.7 million. The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

Three Months Ended March 31, 2008 and March 31, 2007

Revenues

Revenues for the three months ended March 31, 2008 and 2007 were $100,000, which is the annual maintenance fee from OSI.

Costs and Expenses

General and administrative expenses decreased to $245,276 for the three months ended March 31, 2008 from $292,483 for the same period in 2007. Patent costs decreased by $32,858, accounting and legal expenses decreased by $22,752, consulting costs increased by $8,265 due to the use of an internal control consultant to conform with Section 404 of the Sarbanes-Oxley Act. There were net other increases of $138.

For the three months ended March 31, 2008 the Company recognized income of $2,276 in its investment in Laurel Partners Limited Partnership. The income for the same period in 2007 was $3,221.

Interest Income

Interest income for the three months ended March 31, 2008 was $236,518 compared to interest income of $320,647 for the same period in 2007. This decrease is attributable primarily to lower interest rates earned on invested funds.

Net (Loss)

Net loss for the three months ended March 31, 2008 was $207,996 compared to a net loss of $558,469 for the same period in 2007. The decrease in net loss can be attributed to a decrease in general and administrative expenses of $47,207 and the 2007 loss on write down of marketable securities of $668,246, offset by the a $279,906 reduction in short term investment to net asset value in 2008, and decreases in interest income and income from equity in other ventures of $84,129 and $945, respectively.

Liquidity and Capital Resources

At March 31, 2008 the Company held cash and cash equivalents of $10.3 million and short-term investments of $15 million. The Company's working capital at March 31, 2008 was $25.3 million.

The Company believes that its existing capital resources, together with interest income, will be sufficient to support its operations through the end of 2009. This forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to acquire or invest in companies and income-producing assets and the expenses of pursuing such transactions.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on March 31, 2008.

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

CADUS CORPORATION (Registrant)

Dated: May 15, 2008	By:	/s/ David Blitz
David Blitz
President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31	Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002