Form 10-Q
period 2008-06-30
CADUS CORP
filed 2008-08-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐     No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of July 31, 2008 was 13,144,040.

CADUS CORPORATION

INDEX

Page No.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS	4

PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – June 30, 2008 (unaudited) and December 31, 2007 (audited)	5

Condensed Consolidated Statements of Operations – Three Months Ended June 30, 2008 and 2007 (unaudited)	6

Condensed Consolidated Statements of Operations - Six Months Ended June 30, 2008 and 2007 (unaudited)	7

Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2008 and 2007 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9 – 11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 – 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14 - 15

Item 5. Other Information	15

Item 6. Exhibits	15

SIGNATURES	16

EXHIBIT INDEX	17

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

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION
Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$13,536,436	$2,444,376
Short term investments	11,791,197	22,960,545
Interest receivable	31,394	102,518
Prepaid and other current assets	34,192	1,150
Total current assets	25,393,219	25,508,589

Investment in other ventures	190,868	186,790
Patents, net	507,617	550,834
Total assets	$26,091,704	$26,246,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$23,044	$22,352
Total current liabilities	23,044	22,352

Commitments

Stockholders’ equity:
Common stock	132,857	132,857
Additional paid-in capital	59,847,149	59,847,149
Accumulated deficit	(33,611,271)	(33,456,070)
Treasury stock	(300,075)	(300,075)
Total stockholders’ equity	26,068,660	26,223,861
Total liabilities and stockholder’s equity	$26,091,704	$26,246,213

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
License and maintenance fees	$—	$—
Total revenues	$—	$—
Costs and expenses:
General and administrative expenses	100,877	90,507
Amortization of patent costs	21,609	21,609
(Income) from equity in other ventures	(1,802)	(2,849)
Total costs and expenses	120,684	109,267
Operating loss	(120,684)	(109,267)
Other income:
Interest income	172,012	328,995
Gain on sale of securities	3,125	—
Income before provision for income taxes	54,453	219,728
Provision for income taxes	1,658	768
Net income	$52,795	$218,960
Basic and diluted income per weighted average share of common stock outstanding	$—	$0.02
Weighted average shares of common stock outstanding – basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
License and maintenance fees	$100,000	$100,000
Total revenues	100,000	100,000
Costs and expenses:
General and administrative expenses	346,153	382,991
Amortization of patent costs	43,217	43,216
(Income) from equity in other ventures	(4,078)	(6,070)
Total costs and expenses	385,292	420,137
Operating loss	(285,292)	(320,137)
Other income:
Interest income	408,530	649,642
Gain on sale of securities	3,125	—
Loss on write down of marketable securities	—	(668,246)
Investment reduction to net asset value	(279,906)	—
Loss before provision for income taxes	(153,543)	(338,741)
Provision for income taxes	1,658	768
Net loss	$(155,201)	$(339,509)
Basic and diluted loss per weighted average share of common stock outstanding	$(0.01)	$(0.03)
Weighted average shares of common stock outstanding – basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(155,201)	$(339,509)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Amortization of patent costs	43,217	43,216
(Income) from equity in other ventures	(4,078)	(6,070)
Loss on write down of marketable securities	—	668,246
Gain on sale of securities	(3,125)	—
Investment reduction to net asset value	279,906	—
Changes in assets and liabilities:
(Increase) decrease in prepaid and other current assets	38,082	(28,149)
Increase in accrued expenses and other current liabilities	692	8,726
Net cash provided by operating activities	199,493	346,460
Cash flows provided by investing activities:
Proceeds from redemption of investment	10,892,567	468,132

Net cash provided by investing activities	10,892,567	468,132
Net increase in cash and cash equivalents	11,092,060	814,592
Cash and cash equivalents – beginning of period	2,444,376	24,602,202
Cash and cash equivalents – end of period	$13,536,436	$25,416,794

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note – 1	Organization and Basis of Preparation

The information presented as of June 30, 2008 and for the three and six month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2007 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2007.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

Note - 2	Net (Loss) Per Share

For the three and six month periods ended June 30, 2008 and 2007 basic net (loss) per share is computed by dividing the net (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the three and six month periods ended June 30, 2008 and 2007 was the same as basic earnings per share as all of the Company’s outstanding options’ and warrants’ exercise prices were greater than the average market price of the common shares. For this reason, for the three and six month periods ended June 30, 2008 and 2007, respectively, 0 and 2,500 options and warrants were excluded from the calculation of diluted earnings per share.

Note - 3	Licensing Agreements

In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. (“OSI”), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee of $250,000. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. During the six month periods ended June 30, 2008 and 2007, the Company recognized $100,000 of license revenue related to this agreement.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note – 4	Accounting for Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company’s long-lived assets (principally capitalized patent costs) are required to be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or discontinued operations. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company’s judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the Company’s overall business strategy, and market and economic trends. In the future, events could cause the Company to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on the Company’s financial condition and results of operations. The provisions of SFAS No. 144 did not have an impact on the Company’s financial statements as of and for the three and six months ended June 30, 2008.

Note - 5	Short Term Investments

The company invested its excess cash with Bank of America in its Columbia Strategic Cash Portfolio (the “Fund”), which maintained a stable unit price of $1.00 per unit. The units were redeemable in cash on the same day requested and were classified by the Company as cash equivalents.

On December 10, 2007, the Fund notified the Company that conditions in the short term credit markets had created a broad based perception of risk in non-sub prime asset-backed securities causing illiquidity across the market which led to extreme pricing pressure in those securities. The Fund also notified the Company that it is primarily invested in such securities, that it will begin an orderly liquidation of such securities, that unit holders would no longer be able to redeem their units in the Fund and that the Fund would redeem its units as it liquidated its investments. The Fund also began to value its securities based on market value rather than amortized value for the purposes of determining net asset value per unit. The Fund has continued to pay interest monthly. From January 1, 2008 through June 30, 2008, the Fund redeemed 11,098,919 units in the Fund for $10,892,567, which redemption was $206,352 in the aggregate less than the original $11,098,919 cost of such units. At the close of business on June 30, 2008 the Company still owned 12,154,621 units in the Fund which had an aggregate value at such time of $11,791,197. The Fund has advised the Company that it anticipates that the balance, or most of the balance, of the Company’s investment in the Fund will be redeemed by December 31, 2008. However, there can be no assurance as to when further redemptions will take place or as to the net asset value at which the balance of the Company’s investment in the Fund will be redeemed.

Note – 6	Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The adoption of SFAS 141(R) may have an effect on the Company's financial statements if an acquisition is completed.

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

At June 30, 2008, the Company had an accumulated deficit of approximately $33.6 million. The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

Three Month Ended June 30, 2008 and June 30, 2007

Revenues

There were no revenues for the three months ended June 30, 2008 and 2007.

Costs and Expenses

General and administrative expenses increased to $100,877 for the three months ended June 30, 2008 from $90,507 for the same period in 2007. Patent costs decreased by $8,051, accounting and legal expenses increased by $17,519, and consulting costs decreased by $9,000. There were net other increases of $9,902.

For the three months ended June 30, 2008 the Company recognized income of $1,802 in its investment in Laurel Partners Limited Partnership. The income for the same period in 2007 was $2,849.

Interest Income

Interest income for the three months ended June 30, 2008 was $172,012 compared to interest income of $328,995 for the same period in 2007. This decrease is attributable primarily to lower interest rates earned on invested funds.

Net Income

Net income for the three months ended June 30, 2008 was $52,795 compared to a net income of $218,960 for the same period in 2007. The decrease in net income can be attributed to an increase in general and administrative expenses of $10,370 and decreases in interest income and income from equity in other ventures of $156,983 and $1,047, respectively.

Six Months Ended June 30, 2008 and June 30, 2007

Revenues

Revenue for the six months ended June 30, 2008 and 2007 were $100,000, which is the annual maintenance fee from OSI.

Costs and Expenses

General and administrative expenses decreased to $346,153 for the six months ended June 30, 2008 from $382,991 for the same period in 2007. Patent costs decreased by $40,909. There were net increases in other expenses of $4,071.

For the six months ended June 30, 2008 the Company recognized income of $4,078 in its investment in Laurel Partners Limited Partnership. The income for the same period in 2007 was $6,070.

Interest Income

Interest income for the six months ended June 30, 2008 was $408,530 compared to interest income of $649,642 for the same period in 2007. This decrease is attributable primarily to lower interest rates earned on invested funds.

Net (Loss)

Net loss for the six months ended June 30, 2008 was $155,201 compared to a net loss of $339,509 for the same period in 2007. The decrease in the net loss is attributable to a 2007 write down of $668,246 on marketable securities (that were subsequently sold in 2007) and, in 2008, a $3,125 gain on the sale of other securities, a $241,112 decrease in interest income, a reduction of $279,906 in the value of certain assets, and a decrease in expenses of $30,830.

Liquidity and Capital Resources

At June 30, 2008 the Company held cash and cash equivalents of $13.5 million and short-term investments of $11.8 million. The Company's working capital at June 30, 2008 was $25.4 million.

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

On June 19, 2008, the Company held its annual meeting of stockholders in New York, New York. The holders of 11,645,293 shares of Common Stock were present or represented by proxy and, accordingly, a quorum was present. The following matter was voted upon and received the votes set forth below:

All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

	Votes For	Votes Withheld

James R. Broach	11,201,696	443,597
Russell D. Glass	11,194,814	450,479
Carl C. Icahn	11,164,863	480,430
Peter S. Liebert	11,459,014	186,279
Jack G. Wasserman	11,458,914	186,379

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The Exhibits listed in the Exhibit Index are included in this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADUS CORPORATION
(Registrant)

Dated: August 14, 2008	By:	/s/ David Blitz
David Blitz
President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31	Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002