Form 10-Q
period 2008-09-30
CADUS CORP
filed 2008-11-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)| OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0-28674

CADUS CORPORATION

(Exact Name of Registrant as Specified on its Charter)

Delaware	13-3660391
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue, New York, New York	10153
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(212) 702-4351

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
Yes ☐  No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of October 31, 2008 was 13,144,040.

CADUS CORPORATION

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of our plans, strategies and objectives for our future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words. Although Cadus Corporation (the “Company”) believes that the expectations reflected in our forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to the Company's ability to license its technologies to third parties, the Company's inability to acquire and operate other companies, the Company's capital needs and uncertainty of future funding, the Company's history of operating losses, the unpredictability of patent protection, risk of obsolescence of the Company's technologies, as well as other risks and uncertainties discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION
Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash and cash equivalents	$17,032,189	$2,444,376
Short term investments	8,190,620	22,960,545
Interest receivable	21,863	102,518
Prepaid and other current assets	46,335	1,150
Total current assets	25,291,007	25,508,589

Investment in other ventures	192,621	186,790
Patents, net	486,009	550,834
Total assets	$25,969,637	$26,246,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$11,921	$22,352
Total current liabilities	11,921	22,352
Commitments
Stockholders’ equity:
Common stock	132,857	132,857
Additional paid-in capital	59,847,149	59,847,149
Accumulated deficit	(33,722,215)	(33,456,070)
Treasury stock	(300,075)	(300,075)
Total stockholders’ equity	25,957,716	26,223,861
Total liabilities and stockholder’s equity	$25,969,637	$26,246,213

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
License and maintenance fees	$—	$—
Total revenues	—	—
Costs and expenses:
General and administrative expenses	118,421	82,208
Amortization of patent costs	21,608	21,608
(Income) from equity in other ventures	(1,753)	(3,919)
Total costs and expenses	138,276	99,897
Operating loss	(138,276)	(99,897)
Other income:
Interest income	161,180	340,124
Loss on sale of securities	(36,687)	—
Investment reduction to net asset value	(97,161)	—
(Loss) income before provision for income taxes	(110,944)	240,227
Provision for income taxes	—	—
Net (loss) income	$(110,944)	$240,227
Basic and diluted (loss) income per weighted average share of common stock outstanding	$(0.01)	$0.02
Weighted average shares of common stock outstanding – basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
License and maintenance fees	$100,000	$100,000
Total revenues	100,000	100,000
Costs and expenses:
General and administrative expenses	464,574	465,198
Amortization of patent costs	64,825	64,825
(Income) from equity in other ventures	(5,831)	(9,989)
Total costs and expenses	523,568	520,034
Operating loss	(423,568)	(420,034)
Other income:
Interest income	569,710	989,766
Loss on sale of securities	(33,562)	(668,246)
Investment reduction to net asset value	(377,067)	—
Loss before provision for income taxes	(264,487)	(98,514)
Provision for income taxes	1,658	768
Net loss	$(266,145)	$(99,282)
Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.02)	$(0.01)
Weighted average shares of common stock outstanding – basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(266,145)	$(99,282)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Amortization of patent costs	64,825	64,825
(Income) from equity in other ventures	(5,831)	(9,989)
Loss on sale of marketable securities	33,562	668,246
Investment reduction to net asset value	377,067	—
Changes in assets and liabilities:
Decrease (increase) in prepaid and other current assets	35,470	(41,249)
(Decrease) increase in accrued expenses and other current liabilities	(10,431)	33,304
Net cash provided by operating activities	228,517	615,855
Cash flows provided by investing activities:
Proceeds from redemption and sale of investments	14,359,296	468,132
Net cash provided by investing activities	14,359,296	468,132
Net increase in cash and cash equivalents	14,587,813	1,083,987
Cash and cash equivalents – beginning of period	2,444,376	24,602,202
Cash and cash equivalents – end of period	$17,032,189	$25,686,189

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note – 1	Basis of Preparation

The information presented as of September 30, 2008 and for the three and nine month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2007 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2007.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

Note - 2	Net (Loss) Per Share

For the three and nine month periods ended September 30, 2008 and 2007 basic net (loss) per share is computed by dividing the net (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the three and nine month periods ended September 30, 2007 was the same as basic earnings per share as all of the Company’s outstanding options’ exercise prices were greater than the average market price of the common shares. For this reason, for the three and nine month periods ended September 30, 2007, 2,500 options were excluded from the calculation of diluted earnings per share. There were no outstanding options for the three and nine month periods ended September 30, 2008.

Note - 3	Licensing Agreements

In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. (“OSI”), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI is obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. During the nine month periods ended September 30, 2008 and 2007, the Company recognized $100,000 of license revenue related to this agreement.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note – 4	Short Term Investments

The Company invested its excess cash with Bank of America in its Columbia Strategic Cash Portfolio (the “Fund”), which maintained a stable unit price of $1.00 per unit. The units were redeemable in cash on the same day requested and were classified by the Company as cash equivalents.

On December 10, 2007, the Fund notified the Company that conditions in the short term credit markets had created a broad based perception of risk in non-sub prime asset-backed securities causing illiquidity across the market which led to extreme pricing pressure in those securities. The Fund also notified the Company that it is primarily invested in such securities, that it will begin an orderly liquidation of such securities, that unit holders would no longer be able to redeem their units in the Fund and that the Fund would redeem its units as it liquidated its investments. The Fund also began to value its securities based on market value rather than amortized value for the purposes of determining net asset value per unit. The Fund has continued to pay interest monthly. From January 1, 2008 through September 30, 2008, the Fund redeemed 14,696,686 units in the Fund for $14,359,296, which redemption was $337,390 in the aggregate less than the original $14,696,686 cost of such units. At the close of business on September 30, 2008 the Company still owned 8,556,853 units in the Fund which had an aggregate value at such time of $8,190,620. The Fund has advised the Company that it anticipates that it will redeem an additional 16.5% of the original units by December 17, 2008 and that 90% of the original units will be redeemed by June 30, 2009. However, there can be no assurance as to when further redemptions will take place or as to the net asset value at which the balance of the Company’s investment in the Fund will be redeemed.

The Company has adopted SFAS No. 157, “Fair Value Measures”, for financial assets and liabilities. SFAS No. 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures with respect to the processes used to measure the fair value of financial assets and liabilities.

Note – 5	Recently Issued Accounting Pronouncements

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

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 is for annual periods beginning on or after December 15, 2008. We are evaluating the impact of adoption on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” in order to improve the consistency between the useful life of the recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP FAS 142-3 applies to: (l) intangible assets that are acquired individually or with a group of other assets, and (2) intangible assets acquired both in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. As a result, the Company will apply the provisions of FSP FAS 142-3 prospectively to intangible assets acquired on or after January 1, 2009. The Company is currently evaluating the potential impact, if any, the adoption of FSP FAS 142-3 may have on the Company’s condensed consolidated financial statements.

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

At September 30, 2008, the Company had an accumulated deficit of approximately $33.7 million. The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

Three Month Ended September 30, 2008 and September 30, 2007

Revenues

There were no revenues for the three months ended September 30, 2008 and 2007.

Costs and Expenses

General and administrative expenses increased to $118,421 for the three months ended September 30, 2008 from $82,208 for the same period in 2007. Patent costs increased by $9,953, accounting and legal expenses increased by $22,888, and shareholder relations increased by $1,520. There were other increases of $1,852.

For the three months ended September 30, 2008 the Company recognized income of $1,753 in its investment in Laurel Partners Limited Partnership. Such income for the same period in 2007 was $3,919.

Interest Income

Interest income for the three months ended September 30, 2008 was $161,180 compared to interest income of $340,124 for the same period in 2007. This decrease is attributable primarily to lower interest rates earned on invested funds.

Net (Loss) Income

Net loss for the three months ended September 30, 2008 was $110,944 compared to a net income of $240,227 for the same period in 2007. The decrease in net income can be attributed to an increase in general and administrative expenses of $36,213, a decrease in both interest income and income from equity in other ventures of $178,944 and $2,166, respectively, and reduction in investment to net asset value and loss on sale of securities totaling $133,848.

Nine Months Ended September 30, 2008 and September 30, 2007

Revenues

Revenue for the nine months ended September 30, 2008 and 2007 were $100,000, which is the annual maintenance fee from OSI.

Costs and Expenses

General and administrative expenses decreased to $464,574 for the nine months ended September 30, 2008 from $465,198 for the same period in 2007. Patent costs decreased by $30,956, accounting and legal expenses increased by $17,655 and shareholder relations increased by $8,616. There were increases in other expenses of $4,061.

For the nine months ended September 30, 2008 the Company recognized income of $5,831 in its investment in Laurel Partners Limited Partnership. The income for the same period in 2007 was $9,989.

Interest Income

Interest income for the nine months ended September 30, 2008 was $569,710 compared to interest income of $989,766 for the same period in 2007. This decrease is attributable primarily to lower interest rates earned on invested funds.

Net (Loss)

Net loss for the nine months ended September 30, 2008 was $266,145 compared to a net loss of $99,282 for the same period in 2007. The increase in the net loss can be attributed to a decrease in interest income of $420,056, investment reduction to net asset value of $377,067, decrease in equity in other ventures of $4,158 and an increase in income taxes of $890, offset by a decrease in the loss on sale of securities of $634,684 and decrease of $624 in general and administrative expenses.

Liquidity and Capital Resources

At September 30, 2008 the Company held cash and cash equivalents of $17.0 million and short-term investments of $8.2 million. The Company's working capital at September 30, 2008 was $25.3 million.

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

CADUS CORPORATION
(Registrant)

Dated: November 14, 2008	By:	/s/ David Blitz
David Blitz
President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31	Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002