Form 10-K
period 2008-12-31
CADUS CORP
filed 2009-03-31
CIK 911148

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                  to______________________
Commission File Number                                        0-28674

CADUS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3660391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue New York, New York	10153
(Address of principal executive offices)	(Zip Code)

Company's telephone number, including area code: (212) 702-4351

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.Yes: ☐ No: ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.Yes: ☐ No: ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes: ☒ No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act).  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes: ☐ No: ☒

As of June 30, 2008, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $9,309,519.

Number of shares outstanding of each class of Common Stock, as of March 15, 2009: 13,144,040 shares.

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

The Company’s Proprietary Drug Discovery Technologies

As described below, the Company has no employees, no internal or external drug discovery operations, and no research efforts with collaborative partners. However, the Company maintains various U.S. and foreign patents as well as a license obtained from Duke University for certain U.S. and foreign patents. The value of these intellectual property rights is difficult to measure, and although the Company continues to seek to license these technologies to third parties, the Company’s income from these rights is significantly exceeded by the cost of maintaining them. The following describes the background, nature and purposes of the Company’s existing proprietary rights.

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

The majority of cell surface receptors encoded by the human genome are structurally and functionally related proteins called G protein-coupled receptors (GPCRs).  The importance of G Protein–coupled receptors is demonstrated by the fact that a large number of currently available prescription drugs work by interacting with known G Protein–coupled receptors. These drugs include the anti–ulcer agents Zantac and Tagamet, the anti-depressants Prozac and Zoloft, and the anti-histamine Claritin.  Many of these drugs were developed through the application of time consuming and expensive trial and error methods without an understanding of the chemistry and structure of the G Protein–coupled receptors with which they interact. More efficient drug discovery methods are available once the gene sequence, biological function and role in disease processes of a G Protein–coupled receptor have been determined.

Traditional Drug Discovery

Drug discovery consists of three key elements: (i) the target, such as a receptor, on which the drug will act, (ii) the potential drug candidates, which include organic chemicals, proteins or peptides, and (iii) the assays or tests to screen these compounds to determine their effect on the target.

Historically, drug discovery has been an inefficient and expensive process. However, scientific advances have created new and improved tools for drug discovery. For example, molecular biology is identifying a growing number of targets and their gene sequences. There have been significant developments in turning these gene sequences into drug discovery candidates. Cells have been genetically engineered to produce assays that more effectively replicate the physiological environment of a living organism. Robotics have enabled the creation of high–throughput screening systems. Combinatorial chemistry has enhanced the ability to optimize lead compounds by improving their pharmacological characteristics. However, due to the complexity of G Protein–coupled receptors, these advances do not offer a comprehensive, rapid and cost effective approach to the identification of drug discovery candidates targeted at G Protein–coupled receptors.

Yeast

The Company has developed technologies based on yeast that are useful in identifying drug discovery candidates targeted at G Protein-coupled receptors. Yeast is a single–celled microorganism that is commonly used to make bread, beer and wine. In the 1980’s, scientists discovered structural and functional similarities between yeast cells and human cells. Both yeast and human cells consist of a membrane, an intracellular region and a nucleus containing genes. Basic cellular processes, including metabolism, cell division, DNA and RNA synthesis and signal transduction, are the same in both human and yeast cells. Yeast also have signal transduction pathways that function similarly to human cell pathways. More than 40 percent of all human gene classes have functional equivalents in yeast. The genes in yeast express proteins, including cell–surface receptors such as G Protein–coupled receptors and signaling molecules such as protein kinases, that are similar to human proteins.

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

Hybrid Yeast Cells

The Company developed a proprietary technology to insert human genes into yeast cells to create hybrid yeast cells. The Company’s scientists typically created hybrid yeast cells by replacing yeast G Protein–coupled receptor genes and certain signaling molecules with their human equivalents. As a result, these hybrid yeast cells express a human G Protein–coupled receptor and a portion of its signaling pathway.  These hybrid yeast cells can be used to identify those compounds that act as agonists or antagonists to that receptor or a molecule that is in its signaling pathway. The Company designed and developed more than twenty-five thousand genetically different yeast strains that can be used to build novel hybrid yeast cells (the “Yeast System”).

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

Using an agar-based screening platform in a multiplexed format, Cadus scientists were able to screen large numbers of discrete small molecules against many human orphan receptors.  Other formats – high density microtiter plates, for example - also have been successfully used with the Yeast System to interrogate orphan receptors.  A number of natural and surrogate ligands to human orphan receptors have been identified using the Yeast System.

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

Patents, Proprietary Technology and Trade Secrets

The Subsidiary relies upon patents and trade secrets to protect its proprietary technologies.  As of March 15, 2009, the Subsidiary is the assignee of 23 issued U.S. patents and 21 related granted foreign patents covering aspects of its yeast technology and is the exclusive worldwide licensee of five issued U.S. patents and 18 related granted foreign patents for use in drug discovery.  In addition, as of such date, the Subsidiary owns or holds licenses to four other pending U.S. patent applications, as well as five related pending foreign patent applications.

The Company has obtained from Duke University an exclusive worldwide license to five issued U.S. patents and 18 related granted foreign patents as well as U.S. and international patent applications covering hybrid yeast cell technologies.  These patents and patent applications are directed to hybrid yeast cells engineered to express human G Protein-coupled receptors and to methods of their use.  In consideration for such license, the Subsidiary pays  a minimum annual royalty and is required to make payments upon the achievement by the Subsidiary of certain drug development milestones and to pay royalties (net of minimum royalties) on the sale of drugs by the Subsidiary which were initially identified by the Subsidiary through the use of the licensed technology. In lieu of milestones and royalty payments on sales of drugs by sublicensees initially identified by sublicensees through the use of the licensed technology, the Subsidiary pays an annual fee (net of the minimum annual royalty) for each sublicense granted by it to such technology.

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

In addition to patent protection, the Company relies upon trade secrets and proprietary know–how to maintain its competitive position. To maintain the confidentiality of its trade secrets and proprietary information, the Company has generally required its employees and consultants to execute confidentiality agreements upon the commencement of their relationships with the Company.

Patent law as it relates to inventions in the biotechnology field is still evolving, and involves complex legal and factual questions for a number of which legal principles are not firmly established. Accordingly, no predictions can be made regarding the breadth or enforceability of claims allowed in the patents that have been issued to the Company or its licensors or in patents that may be issued to the Company or its licensors in the future. Accordingly, no assurance can be given that the claims in such patents, either as initially allowed by the United States Patent and Trademark Office or any of its foreign counterparts or as may be subsequently interpreted by courts inside or outside the United States, will be sufficiently broad to protect the Company’s proprietary rights, will be commercially valuable or will provide competitive advantages to the Company and its present or future collaborative partners or licensees. Further, there can be no assurance that patents will be granted with respect to any of the Company’s pending patent applications or with respect to any patent applications filed by the Company in the future. There can be no assurance that any of the Company’s issued or licensed patents would ultimately be held valid or that efforts to defend any of its patents, trade secrets, know–how or other intellectual property rights would be successful.

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

In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company or its licensors, to protect trade secrets, know–how or other intellectual property rights owned by the Company, or to determine the scope and validity of the proprietary rights of third parties. Such litigation could result in substantial cost to and diversion of resources by the Company. An adverse outcome in any such litigation or proceeding could subject the Company to significant liabilities.

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

Employees

As of March 15, 2009, the Company had no employees.  David Blitz, the acting Chief Executive Officer of Cadus and the Subsidiary, is not an employee of Cadus or the Subsidiary, and is serving under a consulting arrangement as the acting Chief Executive Officer of Cadus and the Subsidiary at the rate of $25,000 per annum.

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

History of Operating Losses

The Company has incurred operating losses in each year since its inception with the exception of 2002.   At December 31, 2008, the Company had an accumulated deficit of approximately $34.7 million. The Company's losses have resulted principally from costs incurred in connection with its previous research and development activities and from general and administrative costs associated with the Company's operations.  These costs have exceeded the Company's revenues.  The Company expects to incur additional operating losses over the next several years.

Uncertainty of Utilization of Operating Loss and Research and Development Credit Carryforwards.

The Company had a net operating loss carryforward of approximately $27,052,000 and a research and development credit carryforward of approximately $2,535,000 at December 31, 2008.  These net operating loss carryforwards and the research and development credit carryforward expire in various years from 2009 to 2027.  The Company's ability to utilize such net operating loss and research and development credit carryforwards for income tax savings is subject to certain limitations, and there can be no assurance that the Company will be able to utilize such carryforwards.

Uncertainty of Future Profitability

The Company's ability to generate revenues and become profitable is dependent in large part on the ability of the Company to enter into additional licensing arrangements. There can be no assurance that the Company will be able to do so or that the Company will ever achieve profitability.

Uncertainty of Protection of Patents and Proprietary Rights

Patent law as it relates to inventions in the biotechnology field is still evolving, and involves complex legal and factual questions for which legal principles are not firmly established. Accordingly, no predictions can be made regarding the breadth or enforceability of claims allowed in the patents that have been issued to the Company or its licensors or in patents that may be issued to the Company or its licensors in the future. Accordingly, no assurance can be given that the claims in such patents, either as initially allowed by the United States Patent and Trademark Office or any of its foreign counterparts or as may be subsequently interpreted by courts inside or outside the United States, will be sufficiently broad to protect the Company’s proprietary rights, will be commercially valuable or will provide competitive advantages to the Company and its present or future licensees. Further, there can be no assurance that patents will be granted with respect to any of the Company’s pending patent applications or with respect to any patent applications filed by the Company in the future. There can be no assurance that any of the Company’s issued or licensed patents would ultimately be held valid or that efforts to defend any of its patents, trade secrets, know–how or other intellectual property rights would be successful.

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

In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company or its licensors, to protect trade secrets, know–how or other intellectual property rights owned by the Company, or to determine the scope and validity of the proprietary rights of third parties. Such litigation could result in substantial cost to and diversion of resources by the Company. An adverse outcome in any such litigation or proceeding could subject the Company to significant liabilities.

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

Control by Existing Stockholders; Concentration of Stock Ownership

Carl C. Icahn beneficially owns, as of March 15, 2009, approximately 40% of the outstanding shares of Common Stock. As a result, Mr. Icahn, acting alone, will be able to control most matters requiring approval by the stockholders of the Company, including the election of directors, the adoption of charter amendments, and the approval of mergers and other extraordinary corporate transactions. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Illiquidity of Short Term Investment in Bank of America’s Columbia Strategic Cash Portfolio

The company invested its excess cash in Bank of America’s Columbia Strategic Cash Portfolio (the "Fund"), which had maintained a stable unit price of $1.00 per unit.  The units were redeemable in cash on the same day requested and were classified by the Company as cash equivalents.  On December 10, 2007, the Fund notified the Company that conditions in the short term credit markets had created a broad based perception of risk in non-subprime asset-backed securities causing illiquidity across the market which led to extreme pricing pressures in those securities.  The Fund also notified the Company that the Fund was primarily invested in such securities, that it would begin an orderly liquidation of such securities, that unitholders would no longer be able to redeem their units in the Fund and that the Fund would redeem its units as it liquidated its investments.  The Fund also began to value its securities based on market value rather than amortized value for the purposes of determining its net asset value per unit.  From December 10, 2007 through February 28, 2009 the Fund redeemed 20,483,799 units held by the Company in the Fund for $19,649,068 (or an average of $0.959 per unit), which redemptions were $834,731 in the aggregate less than the cost of such units.  At the close of business on February 28, 2009, the Company still owned 5,069,541 units in the Fund which had an aggregate value at such time of $4,182,372. The Fund has advised the Company that it anticipates that the balance, or most of the balance, of the Company’s investment in the Fund will be redeemed by December 31, 2009. However, there can be no assurance as to when further redemptions will take place nor as to the net asset value at which the Company’s investment in the Fund will be redeemed.

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

Fiscal Year 2008	High	Low

First quarter ended March 31, 2008	$1.88	$1.69

Second quarter ended June 30, 2008	$1.85	$1.58

Third quarter ended September 30, 2008	$1.70	$1.25

Fourth quarter ended December 31, 2008	$1.60	$1.16

Fiscal Year 2007	High	Low

First quarter ended March 31, 2007	$1.85	$1.59

Second quarter ended June 30, 2007	$1.92	$1.59

Third quarter ended September 30, 2007	$1.97	$1.73

Fourth quarter ended December 31, 2007	$1.97	$1.75

As of March 15, 2009, there were approximately 70 holders of record of Cadus’s Common Stock.

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

Item 6.  Selected Financial Data.

As a smaller reporting company, Cadus has elected scaled disclosure reporting and therefore is not required to provide information that otherwise would be required by this Item 6.

Item 7.	Management’s Discussion and Analysis of Financial ConditionAnd Results Of Operations.

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

The Company has incurred operating losses in each year since its inception except for an operating gain of approximately $214,000 for the year ended December 31, 2002.  At December 31, 2008, the Company had an accumulated deficit of approximately $34.7 million.  The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations.  These costs have exceeded the Company’s revenues and interest income.

As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses.  Despite the fact that the Company has no employees and limited operations, it continues to incur general and administrative expenses.  These, for the most part, relate to legal, accounting and other costs associated with maintaining a public company and legal and other costs relating to the maintenance of patents.  For the year ended December 31, 2008, such expenses aggregated $557,744 and included patent costs (including legal fees) and license fees of approximately $190,000, legal fees (other than in connection with patents) of approximately $136,000, bookkeeping, and accounting and tax preparation fees of approximately $114,000.  Since the Company only had revenues of $100,000, it incurred an operating loss of $537,000 for the year ended December 31, 2008.

The following accounting policies are important to understanding the Company’s financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position.  For additional accounting policies, see Note 2 to our consolidated financial statements, “Significant Accounting Policies.”

Revenue recognition.  The Company has entered into a license agreement with OSI under which it has licensed to OSI its yeast technology on a nonexclusive basis.  The agreement provides for the payment of non-refundable license fees to the Company.  The Company recognizes the license fees as income when received, as there are no continuing performance obligations of the Company to the licensee.

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

Result of Operations

Years Ended December 31, 2008 and 2007

Revenues

Revenues for 2008 and 2007 were $100,000 which is the annual maintenance fee from OSI.

Operating Expenses

General and administrative expenses decreased to $557,744 for 2008 from $557,938 in 2007.  This decrease was attributable to a decrease in patent costs and license fees of $31,441, offset by an increase in professional fees of $19,659 and stockholder relations of $7,151.  There was a net increase of $4,437 in sundry expenses.

Equity in Other Ventures

Equity in other ventures in 2008 reflects a recognized gain of $6,928 from the Company’s investment in Laurel Partners Limited Partnership.  There was a recognized $13,363 gain in 2007 from such investment.

Interest Income

Interest income for 2008 decreased to $714,670 from $1,312,283 in 2007.  This decrease was attributable primarily to investment in money market funds with a lower yield.  The average interest earned on invested funds was approximately 2.85% in 2008 and 5.22% in 2007.

Net Loss

Net loss for 2008 was $1,268,898 compared to a net loss of $272,110 in 2007.  The increase in net loss is attributable to a decrease in interest income of $597,613, an increase in loss on redemption and reduction to net asset value of short-term investments of $408,453, a reduction of income in other ventures of $6,435 offset by a decrease in provision for franchise and income taxes of $15,519 and a decrease in general and administrative expenses of $194.

Liquidity and Capital Resources

At December 31, 2008, the Company held cash of $19.2 million and short-term investments of $5.0 million.  The Company’s working capital at December 31, 2008 was $24.3 million.

In February 2000, Cadus licensed to OSI, on a nonexclusive basis, its yeast technologies.  OSI is also obligated to pay an annual maintenance fee of $100,000 until the earliest of 2010 or the termination of the license.  OSI may terminate the license at any time on 30 days prior written notice.

The Company believes that its existing resources, together with interest income, will be sufficient to support its current and projected funding requirements through the end of 2010.  This forecast of the period of time through which the Company’s financial resources will be adequate to support its operation is a forward-looking statement that may not prove accurate and, as such, actual results may vary.  The Company’s capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company’s efforts to license its technologies and otherwise realize value from its assets, the transactions, if any, arising from the Company’s efforts to acquire or invest in companies or income producing assets and the expenses of pursuing such transactions.

Net Operating Loss Carryforwards

At December 31, 2008, the Company had tax net operating loss carryforwards of approximately $27.1 million and research and development credit carryforwards of approximately $2.5 million which expire in years 2009 through 2027.  Such net operating loss carryforwards may be utilized under certain conditions as a deduction against future income and such development credit carryforwards may be utilized under certain circumstances as an offset against future taxes.  The Company’s ability to utilize such net operating loss and research and development credit carryforwards may be subject to certain limitations due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in short-term investments and money market funds with portfolios of investment grade corporate and U.S. government securities.  Due to the short-term nature of these investments, the Company does not believe it is materially exposed to changes in interest rates.  However, the Company’s investment with the Bank of America in its Columbia Strategic Cash Portfolio (the “Fund”) is currently subject to redemption only in connection with an orderly liquidation of the Fund undertaken in response to illiquidity in the short-term credit markets that has affected the market value of the Fund’s investments.  As a result, the net asset value at which the Company’s investment in the Fund is being redeemed is subject to ongoing illiquidity in the short-term credit markets.  Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and notes thereto may be found following Item 15 of this report and are incorporated herein by reference.  For an index to the financial statements, see Item 15.

Item 9.  Changes in and Disagreements with Accountants on  Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

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

Management, which is comprised of the President and Chief Executive Officer, who also performs functions similar to those of a principal financial officer, assessed the Company’s internal control over financial reporting as of December 31, 2008, the end of the Company’s fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

During the quarter ended December 31, 2008, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information with respect to the executive officers and directors of Cadus as of March 15, 2009 is set forth below:

Name	Age	Position

James R. Broach, Ph.D.	61	Director

Russell D. Glass	46	Director

Carl C. Icahn	73	Director

Peter S. Liebert, M.D. (1)	73	Director

Jack G. Wasserman (1)	72	Director

David Blitz	77	Chief Executive Officer and President

(1)  Member of the Compensation Committee.

James R. Broach, Ph.D., a scientific founder of Cadus and inventor of Cadus’s yeast–based drug discovery technology, has been Director of Research of Cadus since its inception. He has been a Professor at Princeton University since 1984 in the Department of Molecular Biology, where he is currently Associate Chair and Associate Director of the Lewis Sigler Institute for Integrative Genomics. In 1984, Dr. Broach and his collaborators were the first ones to demonstrate that human genes could be successfully implanted into yeast cells. Dr. Broach is a member of the Board of Trustees of the University of Medicine and Dentistry of New Jersey, a Commissioner on the New Jersey Commission for Cancer Research and a member of the Scientific Advisory Board of the U.S. Food and Drug Administration.  He received his Ph.D. in Biochemistry from University of California at Berkeley and his B.S. from Yale University.

Russell D. Glass became a director of Cadus in June 1998.  He served as President and Chief Executive Officer of Cadus from April 2000 until February 2003.  Mr. Glass is a private investor and Managing Member of RDG Capital LLC. From 2002 to 2003 Mr. Glass served  as  Co-Chairman and Chief Investment Officer of Ranger Partners, an investment management company.   From 1998 to 2002 Mr. Glass served as President and Chief Investment Officer of Icahn Associates Corp., a diversified investment firm, and as Vice-Chairman and Director of Lowestfare.com, Inc., a travel services company. Previously, Mr. Glass had been a partner in Relational Investors LLC, from 1996 to 1998, and in Premier Partners Inc., from 1988 to 1996, firms engaged in investment management and research.  From 1984 to 1986 he served as an investment banker with Kidder, Peabody & Co.  Previously, Mr. Glass served as a Director of Automated Travel Systems, Inc., a software development firm; Axiom Biotechnologies, a pharmacology profiling company; National Energy Group, an oil & gas exploration and production company; and Next Generation Technology Holdings, a healthcare information technology company.  He currently serves as a Director of the A.G. Spanos Corporation, a national real estate developer and owner of the NFL San Diego Chargers Football Club.  Mr. Glass earned a B.A. in economics from Princeton University and an M.B.A. from the Stanford University Graduate School of Business.

Carl C. Icahn has served as a Director of Cadus since July 1993.  Mr. Icahn, has served as chairman of the board and a director of Starfire Holding Corporation, a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984.  Through his position as Chief Executive Officer of Icahn Capital L.P., a wholly owned subsidiary of Icahn Enterprises L.P., and certain related entities, Mr. Icahn’s principal occupation since August 2007, is managing private investment funds, including Icahn Partners L.P., Icahn Partners Master Fund L.P., Icahn Partners Master Fund II L.P. and Icahn Partners Master Fund III L.P.  Prior to August 2007, Mr. Icahn conducted this occupation through his entities CCI Onshore Corp. and CCI Offshore Corp since September 2004.  Mr. Icahn has been chairman of the board of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P. since November 1990.  Icahn Enterprises L.P. is a diversified holding company engaged in a variety of businesses, including investment management, metals, real estate and home fashion.  Mr. Icahn also has served as chairman of the board and as a director of American Railcar Industries, Inc., a company that is primarily engaged in the business of manufacturing covered hopper and tank railcars, since 1994.  Mr. Icahn was chairman of the board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005.  From October 1998 through May 2004, Mr. Icahn was the president and a director of Stratosphere Corporation, the owner and operator of the Stratosphere Hotel and Casino in Las Vegas, which, until February 2008, was a subsidiary of Icahn Enterprises L.P.  From September 2000 to February 2007, Mr. Icahn served as the chairman of the board of GB Holdings, Inc., which owned an interest in Atlantic Coast Holdings, Inc., the owner and operator of The Sands casino in Atlantic City until November 2006.  Mr. Icahn also has been chairman of the board and a director of XO Holdings, Inc., a telecommunications services provider, since February 2006, and of its predecessor from January 2003 to February 2006.  In May 2005, Mr. Icahn became a director of Blockbuster Inc., a provider of in-home movies and game entertainment for sale and rent.  In October 2005, Mr. Icahn became a director of WestPoint International, Inc., a manufacturer of bed and bath home fashion products.  From September 2006 to November 2008, Mr. Icahn was a director of ImClone Systems Incorporated, a biopharmaceutical company, and from October 2006 to November 2008 was the chairman of the board of ImClone.  In August 2007, Mr. Icahn became a director of WCI Communities, Inc., a homebuilding company, and since September 2007 has been the chairman of the board of WCI.  In December 2007, Mr. Icahn became a director of Federal-Mogul Corporation, a supplier of automotive products, and since January 2008 has been the chairman of the board of Federal-Mogul.  In August 2008, Mr. Icahn became a director of Yahoo! Inc., a company that provides Internet services to users, advertisers, publishers, and developers worldwide.  Mr. Icahn received his B.A. from Princeton University.

Peter S. Liebert, M.D., became a director of Cadus in April 1995. Dr. Liebert has been a pediatric surgeon in private practice since 1968 and is Chief of Pediatric Surgery at the Stamford Hospital in Stamford, Connecticut.  He is president of the Westchester Surgical Society.  He is a past president of the Westchester County Medical Society and is currently Chairman of its Finance Committee.  He is also Chairman of the Board of Rx Vitamins, Inc.   Dr. Liebert served as a director of ImClone Systems Incorporated from October 2006 to November 2008.  Dr. Liebert holds an M.D. from Harvard University Medical School and a B.A. from Princeton University.

Jack G. Wasserman  has served as a director of Cadus since May 1996. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida, and the District of Columbia. From 1966 until 2001 he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm and its predecessors. Since September 2001 Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Since 1993 he has been a director of Icahn Enterprises G.P., Inc. (formerly American Property Investors, Inc.), the general partner of Icahn Enterprises L.P. (formerly American Real Estate Partners, L.P.). Mr. Icahn controls Icahn Enterprises G.P. and its subsidiaries. Mr. Wasserman has been licenced by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission. Since December 1, 1998, Mr. Wasserman has been a director of National Energy Group, Inc.  In 2003, National Energy Group, Inc. became an indirect subsidiary of American Real Estate Partners, LP.  On March 11, 2004, Mr. Wasserman was appointed to the Board of Directors of Triarc Companies, Inc. and was elected by the stockholders to the Board of Directors in June 2004; he serves on Triarc’s Audit and Compensation Committees. Mr. Wasserman received a B.A. from Adelphi University, a J.D. from Georgetown University Law Center, and a Graduate Diploma from Johns Hopkins University School of Advanced International Studies.  In 2007 he received a professional Certificate in Financial Analysis from New York University’s School of Continuing and Professional Studies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Cadus’s directors and executive officers, and persons who own more than ten percent of a registered class of Cadus’s equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock of Cadus.  Reporting persons are required by SEC regulation to furnish the Company with copies of all such filed reports.  To Cadus’s knowledge, based solely on a review of copies of such filed reports furnished to Cadus, all of Cadus’s directors, officers and greater than ten percent beneficial owners made all required filings during fiscal year 2008 in a timely manner, except that Moab Partners, L.P., which, according to its filings with the SEC, owns more than ten percent of Cadus’ common stock, filed four late reports on Form 4 and did not file a Form 5.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus in all capacities for the fiscal years ended December 31, 2008 and 2007, by (i) all individuals serving as Cadus’s principal executive officer or principal financial officer, or acting in a similar capacity,  (ii) the three most highly compensated executive officers other than the executive officers in clause (i), who were serving as executive officers at the end of such fiscal year and (iii) up to two additional most highly compensated executive officers who would have otherwise been included in clause (ii) but for the fact that they were not serving as executive officers at the end of such fiscal year (collectively, the “Named Executive Officers”):

Summary Compensation Table For 2008 and 2007 Fiscal Years

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

David Blitz (1)	2008	$25,000	-	-	$25,000
President and Chief Executive Officer	2007	$25,000	-	-	$25,000
___________________
(1)	Mr. David Blitz has been the Company’s acting President and Chief Executive Officer from May 2004 and serves in such capacity at the rate of $25,000 per annum.

Grants of Plan Based Awards.

There were no grants by Cadus of awards to Named Executive Officers during the fiscal year ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End

No Named Executive Officer had any outstanding Cadus equity awards as of December 31, 2008.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2008, no Named Executive Officer exercised any stock option, stock appreciation right or similar instrument and no Cadus stock (including any restricted stock, restricted stock unit or similar instrument) vested for any Named Executive Officer.

Director Compensation

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus by its directors in all capacities for the fiscal year ended December 31, 2008:

Director Compensation Table For 2008 Fiscal Year

Name	Fees Earned or Paid in Cash ( $) (1)	All Other Compensation ($)		Total ($)

James R. Broach	$3,000	$12,000	(2)	$15,000
Russell D. Glass	$3,000	--		$3,000
Carl C. Icahn	$3,000	--		$3,000
Peter S. Liebert	$3,000	--		$3,000
Jack G. Wasserman	$3,773	--		$3,773
___________________
(1)
Each non-employee director receives $3,000 in annual compensation, payable quarterly in arrears.  Jack G. Wasserman received an additional $773 in compensation and reimbursement of expenses in connection with his attendance at the annual meeting of stockholders held on June 19, 2008.

(2)	James R. Broach provides consulting services to the Company for patent and license related matters, for which he was paid $12,000 in the fiscal year ended December 31, 2008.

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

Options granted under the 1996 Incentive Plan may be either non–qualified stock options or options intended to qualify as incentive stock options under Section 422 of the Code. The term of incentive stock options granted under the 1996 Incentive Plan cannot extend beyond ten years from the date of grant (or five years in the case of a holder of more than 10% of the total combined voting power of all classes of stock of Cadus on the date of grant).

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

The Compensation Committee may also grant, in combination with non–qualified stock options and incentive stock options, stock appreciation rights (“Tandem SARs”), or may grant Tandem SARs as an addition to outstanding non–qualified stock options. A Tandem SAR permits the participant, in lieu of exercising the corresponding option, to elect to receive any appreciation in the value of the shares subject to such option directly from Cadus in shares of Common Stock. The amount payable by Cadus upon the exercise of a Tandem SAR is measured by the difference between the market value of such shares at the time of exercise and the option exercise price. Generally, Tandem SARs may be exercised at any time after the underlying option vests. Upon the exercise of a Tandem SAR, the corresponding portion of the related option must be surrendered and cannot thereafter be exercised. Conversely, upon exercise of an option to which a Tandem SAR is attached, the Tandem SAR may no longer be exercised to the extent that the corresponding option has been exercised. Nontandem stock appreciation rights (“Nontandem SARs”) may also be awarded by the Compensation Committee. A Nontandem SAR permits the participant to elect to receive from Cadus that number of shares of Common Stock having an aggregate market value equal to the excess of the market value of the shares covered by the Nontandem SAR on the date of exercise over the aggregate base price of such shares as determined by the Compensation Committee. With respect to both Tandem and Nontandem SARs, the Compensation Committee may determine to cause Cadus to settle its obligations arising out of the exercise of such rights in cash or a combination of cash and shares, in lieu of issuing shares only.

Under the 1996 Incentive Plan, the Compensation Committee may also award tax offset payments to assist employees in paying income taxes incurred as a result of their participation in the 1996 Incentive Plan. The amount of the tax offset payments will be determined by applying a percentage established from time to time by the Compensation Committee to all or a portion of the taxable income recognizable by the employee upon: (i) the exercise of a non–qualified stock option or an SAR; (ii) the disposition of shares received upon exercise of an incentive stock option; (iii) the lapse of restrictions on restricted shares; or (iv) the award of unrestricted shares.

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

As of March 15, 2009, there were no outstanding  stock options granted under the 1996 Incentive Plan.

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

Compensation Discussion and Analysis

Introduction

The Compensation Committee of the Board of Directors of Cadus is responsible for determining and administering the Company’s compensation policies for the remuneration of Cadus’s officers.  The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective.  In 2008, Cadus had no officers other than its acting Chief Executive Officer who served in a consultative capacity at the rate of $25,000 per annum for the interim period during which the Company continued its search for a new Chief Executive Officer.  Accordingly, the following report of the Compensation Committee is not entirely applicable to calendar year 2008 but is presented for an historical perspective.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 2009 with respect to (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group.  All information is based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to the Company.
Name and Address of Beneficial Owner (1)	Number of Shares Amount and Nature of Beneficial Ownership		Percentage of Common Stock Owned(2)

Carl C. Icahn 767 Fifth Avenue New York, New York 10153	5,255,438	(3)	39.98%

Moab Partners, L.P. 152 East 62nd Street New York, NY 10021	1,719,350	(4)	13.08%

GlaxoSmithKline plc 980 Great West Road Brentford, Middlesex TW89GS England	660,962	(5)	5.03%

James R. Broach	--		*

Russell D. Glass	94,500		*

Peter S. Liebert, M.D.	8,334		*

Jack G. Wasserman	--		*

David Blitz c/o Joel Popkin & Company, P.C. 1430 Broadway (Suite 1805) New York, NY 10018	--		*

All executive officers and directors as a group (6 persons)	5,358,272		40.77%

* Less than one percent

(1)
Except as otherwise indicated above, the address of each stockholder identified above is c/o the Company, 767 Fifth Avenue, New York, NY 10153.  Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2)
Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 15, 2009, that may be exercised within 60 days after such date for purposes of computing the percentage of Common Stock owned by such person, but not for purposes of computing the percentage of Common Stock owned by any other person.  None of the persons listed above held options as of Mach 15, 2009.

(3)
Based on the most recent filings of SEC Form 4 by the reporting party.  Includes 2,258,790 shares of Common Stock held by High River Limited Partnership and 1,894,222 shares of Common Stock held by Barberry Corp.  Mr. Icahn is the sole shareholder of Barberry Corp. and Barberry Corp. is the sole member of Hopper Investments L.L.C. which is the general partner of High River Limited Partnership.

(4)	Based on the most recent filings of SEC Form 4 by the reporting party.

(5)	Includes 330,481 shares of Common Stock held by SmithKline Beecham p.l.c., an affiliate of GlaxoSmithKline plc.

Equity Compensation Plan Information.

The following table sets forth certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of Cadus were authorized for issuance as of December 31, 2008:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	--	1,745,388
Equity compensation plans not approved by security holders	0	--	0
Total	0	--	1,745,388

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2008 the Company has not been a participant in any transaction with a “related person” (as defined in Item 404 of Regulation S-K) where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, nor is any such transaction currently proposed.  The Company recognizes that related person transactions can present potential or actual conflicts of interest.  Accordingly, if a proposed transaction appears to or does involve a related person, and the amount involved exceeds $60,000, the transaction must be presented to the Board of Directors for its review and approval or ratification.  The Board of Directors may retain and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction.  Related party transactions where the amount involved does not exceed $60,000 do not require formal Board of Directors approval, but must be disclosed to the Board of Directors.   The foregoing procedures are designed to ensure that transactions with related persons are fair to the Company and in the Company’s best interests.

James Broach provides consulting services to the Company for patent and license related matters for which he was paid $12,000 and $12,000 in calendar years 2008 and 2007, respectively.

In May 2004, the Board of Directors appointed David Blitz the acting Chief Executive Officer of the Company at the rate of $25,000 per annum for the interim period during which the Company is continuing its search for a new Chief Executive Officer.  In 2008, the Company paid $25,000 to Mr. Blitz in such capacity.  Mr. Blitz remains an employee of Joel Popkin & Co., P.C., in which capacity he will continue to perform the Company’s internal accounting as he has done since March 2000.  The Company paid Joel Popkin & Co. $52,281 for such accounting services and $8,000 for tax preparation services performed in 2008 and anticipates that it will pay similar amounts for such services in 2009.

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

Item 14.  Principal Accountant Fees and Services.

The following table sets forth the aggregate fees incurred by the Company for the services of its principal accountants in 2008 and 2007:

	2008	2007
Audit Fees	$44,255	$45,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Audit fees consist of services rendered to the Company for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s quarterly financial statements and related services.

The Company’s policy is that, before accountants are engaged by the Company to render audit or non-audit services, the engagement is approved by Cadus’s Board of Directors. Cadus’s Board of Directors approved Holtz Rubenstein Reminick LLP’s engagement as the Company’s independent auditors for the fiscal year ending December 31, 2008 before Holtz Rubenstein Reminick LLP was so engaged.  All of the 2008 services described above were approved by the Board of Directors.

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
_________________________

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

Date: March 31, 2009

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

Name	Title	Date

/s/ David Blitz	Chief Executive Officer and President	March 31, 2009
David Blitz	(Principal Executive Officer and Principal Accounting Officer)

/s/ James R. Broach	Director	March 31, 2009
James R. Broach

/s/ Russell D. Glass	Director	March 31, 2009
Russell D. Glass

	Director	March __, 2009
Carl C. Icahn

/s/ Peter S. Liebert	Director	March 31, 2009
Peter S. Liebert

/s/ Jack G. Wasserman	Director	March 31, 2009
Jack G. Wasserman

CADUS CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Cadus Corporation:

We have audited the accompanying consolidated balance sheets of Cadus Corporation and subsidiary (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years ended December 31, 2008 and 2007.  Cadus Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadus Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/HOLTZ RUBENSTEIN REMINICK LLP

New York, New York
March 23, 2009

CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$19,236,212	$2,444,376
Short term investments	5,048,775	22,960,545
Interest receivable	13,116	102,518
Prepaid and other current assets	14,090	1,150
Total current assets	24,312,193	25,508,589

Investment in other ventures	193,718	186,790
Patents, net	464,401	550,834
Total assets	$24,970,312	$26,246,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$15,055	$22,352
Total current liabilities	15,055	22,352
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value. Authorized 35,000,000 shares at December 31, 2008 and 2007; issued 13,285,707 shares at December 31, 2008 and 2007; outstanding 13,144,040 shares at December 31, 2008 and 2007	132,857	132,857
Additional paid-in capital	59,847,443	59,847,149
Accumulated deficit	(34,724,968)	(33,456,070)
Treasury stock, at cost	(300,075)	(300,075)
Total stockholders’ equity	24,955,257	26,223,861
Total liabilities and stockholders' equity	$24,970,312	$26,246,213

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008		2007

License and maintenance fees		$100,000		$100,000
Total revenues		100,000		100,000
Costs and expenses:
General and administrative		557,744		557,938
Amortization of patent costs		86,433		86,433
Income from equity in other ventures		(6,928)		(13,363)
Total costs and expenses		637,249		631,008
Operating (loss)		(537,249)		(531,008)
Other income (expense):
Interest income		714,670		1,312,283
Loss on sale and redemption of marketable securities		(222,305)		(668,246)
Investment reduction to net asset value		(1,174,756)		(320,362)
Total other income (expense)		(682,391)		323,675
(Loss) before income tax provision		(1,219,640)		(207,333)
Provision for franchise and income taxes		49,258		64,777
Net (loss)	$	(1,268,898)	$	(272,110)
Basic and diluted net (loss) per share	$	(0.10)	$	(0.02)
Weighted average shares of common stock outstanding - basic and diluted		13,144,040		13,144,040

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income		Treasury Stock
	Shares	Amount		Accumulated Deficit			Shares	Amount	Total
Balance at December 31, 2006	13,285,707	$132,857	$59,844,355	$(33,183,960)	$(507,793)		(141,667)	$(300,075)	$25,985,384
Short term swing profits by shareholder	--	--	2,794	--	--		--	--	2,794
Net loss for the year ended December 31, 2007	--	--	--	(272,110)	--		--	--	(272,110)
Reclassification					507,793	(a)			507,793
Balance at December 31, 2007	13,285,707	132,857	59,847,149	(33,456,070)	--		(141,667)	(300,075)	26,223,861
Short term swing profits by shareholder	--	--	294	--	--		--	--	294
Net loss for the year ended December 31, 2008				(1,268,898)					(1,268,898)
Balance at December 31, 2008	13,285,707	$132,857	$59,847,443	$(34,724,968)	$--		(141,667)	$(300,075)	$24,955,257

(a) Reclassification adjustment for loss included in net loss

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss)	$(1,268,898)	$	(272,110)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Amortization of patent costs	86,433		86,433
(Income) from equity in other ventures	(6,928)		(13,363)
Loss on sale and redemption of marketable securities	222,305		668,246
Investment reduction to net asset value	1,174,756		320,362
Changes in assets and liabilities:
(Increase) decrease in prepaid and other current assets	(12,940)		4,060
Decrease (increase) in interest receivable	89,404		(102,518)
(Decrease) in accrued expenses and other current liabilities	(7,297)		(38,955)
Net cash provided by operating activities	276,835		652,155
Cash flows provided by (used in) investing activities:
Investment in short term securities	--		(23,280,907)
Proceeds from sale and redemption of marketable securities	16,514,707		468,132
Net cash provided by (used in) investing activities	16,514,707		(22,812,775)
Cash flows provided by financing activities:
Short term swing profits by shareholder	294		2,794
Net cash provided by financing activities	294		2,794
Net increase (decrease) in cash and cash equivalents	16,791,836		(22,157,826)
Cash and cash equivalents - beginning of year	2,444,376		24,602,202
Cash and cash equivalents - end of year	$19,236,212		$2,444,376
Supplemental disclosure of cash-flow information:
Cash paid for federal income taxes	$11,256		$1,568

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

(1)           Organization and Basis of Preparation

Cadus Corporation (“Cadus”) was incorporated on January 23, 1992, under the laws of the State of Delaware.  Cadus changed its name to Cadus Corporation from Cadus Pharmaceutical Corporation on June 20, 2003.  The change in name was approved by the stockholders of Cadus at Cadus' annual meeting of stockholders held on June 18, 2003.

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

(b)           Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  There are no cash equivalents at December 31, 2008 and 2007.

(c)           Patents

Patents represent the costs of developing the patents of $1,439,820 that are amortized on a straight-line basis principally over seventeen years.  At December 31, 2008 and 2007 accumulated amortization is $975,419 and $888,986 respectively.  Amortization expense recorded in general and administrative expenses amounted to approximately $86,000 for each of the years ended December 31, 2008 and 2007.  The annual amortization for the next five years will be approximately $86,000 per year.  The Company reviews the carrying value of its patents whenever events or changes in circumstances indicate that the historical cost carrying value of the patents may no longer be appropriate.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

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

(e)           Revenue Recognition

The Company entered into a license agreement with OSI for OSI to use the Company’s yeast technology on a non-exclusive basis.  The agreements provides for the payment of non-refundable license fees to the Company. The Company recognizes the license fees as income when received, as there are no continuing performance obligations of the Company to the licensee.

(f)           Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average number of common shares outstanding.  Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of dilutive common stock equivalents (stock options).  There were no outstanding stock options for the two years ended December 31, 2008 and 2007.

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

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

(h)           Fair Value of Financial Instruments

On January 1, 2008, the Company adopted the provisions of FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

Level 1 -                      Quoted prices for identical instruments in active markets.

Level 2 -                      Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 -                      Significant inputs to the valuation model are unobservable.

All of the Company’s marketable securities are Level 2 type assets.

The Company uses financial instruments in the normal course of its business.  The carrying values of cash and cash equivalents and accounts payable approximates fair value.  Marketable securities are Level 2 type assets and carried at fair value as determined by an observable market value.  The fair value of the Company’s investments in privately held companies is not readily available.  The Company believes the fair values of these investments in privately held companies approximated their respective carrying values at December 31, 2008 and 2007.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.  From time to time, the cash balances exceed the Federal Depository Insurance Coverage Limit.  At December 31, 2008, the cash balance approximated $19,236,212.  The Company places its cash with a high credit quality financial institution.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

(i)           Stock-Based Compensation

The Company uses the modified prospective method in accounting for share based payment in which compensation cost is recognized with the effective date (a) based on the requirements of SFAS 123R for all share based payments granted after the effective date and (b) based on requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.  The adoption of SFAS No. 123R requires the Company to expense stock option grants.

(j)           Comprehensive Income

Comprehensive income is comprised of net (loss) income and other comprehensive (losses) income (or OCI).  OCI includes certain changes in stockholders’ equity that are excluded from net (loss) income.  Specifically, the Company includes in OCI changes in unrealized gains and losses on its available-for-sale securities. There was no comprehensive income for the years ended December 31, 2008 and December 31, 2007.

(k)           Recently Issued Accounting Standards

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations for periods beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The adoption of SFAS 141(R) may have an effect on the Company's financial statements.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

SFAS No. 160, In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008.  We are evaluating the impact of adoption on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors considered in developing renewal or extension assumptions used to determine the useful  life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” in order to improve the consistency between the useful life of the recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  FSP FAS 142-3 applies to: (1) intangible assets that are acquired individually or with a group of other assets, and (2) intangible assets acquired both in business combinations and asset acquisition. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  As a result, the company will apply the provisions of FSP FAS 142-3 prospectively to intangible assets acquired on or after January 1, 2009.  The Company is currently evaluating the potential impact, if any, the adoption of FSP FAS 142-3 may have on the Company’s consolidated financial statements.

(3)           Short Term Investments

The company invested its excess cash with Bank of America in its Columbia Strategic Cash Portfolio (the “Fund”), which maintained a stable unit price of $1.00 per unit.  The units were redeemable in cash on the same day requested and were classified by the Company as cash equivalents.

On December 10, 2007, the Fund notified the Company that conditions in the short term credit markets had created a broad based perception of risk in non-subprime asset-backed securities causing illiquidity across the market which led to extreme pricing pressure in those securities.  The Fund also notified the Company that it is primarily invested in such securities, that it will begin an orderly liquidation of such securities, that unitholders would no longer be able to redeem their units in the Fund and that the Fund would redeem its units as it liquidated its investments.  The Fund also began to value its securities based on market value rather than amortized value for the purposes of determining net asset value per unit.  The Fund has continued to pay interest monthly.  At December 31, 2007, the Company reclassified its investment in the Fund from cash equivalents to short term investments.  From December 10, 2007 through December 31, 2008, the Fund redeemed 19,445,459 units held by the Company for $18,787,142, which redemption was $658,317 in the aggregate less than the cost of such units.  During 2008, the Company reduced the value of its investments in the Fund by $1,174,756 to the net asset value thereof.  From January 1, 2009 through February 28, 2009, the Fund has redeemed an additional 1,038,340 units in the Fund for $861,926, which redemption was $176,414 in the aggregate less than the original $1,038,340 cost of such units.  At the close of business on February 28, 2009, the Company still owned 5,069,541 units in the Fund which had an aggregate value at such time of $4,182,372. Such 5,069,541 units were valued at $4,190,483 at December 31, 2008. The Fund has advised the Company that it anticipates that the balance or most of the balance, of the Company’s investment in the Fund will be redeemed by December 31, 2009. However, there can be no assurance as to when further redemptions will take place or as to the net asset value at which the Company’s investment in the Fund will be redeemed.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

(4)           Asset Sale to OSI Pharmaceuticals, Inc.

On July 30, 1999, Cadus sold to OSI, pursuant to an asset purchase agreement, its drug discovery programs focused on G protein-coupled receptors, its   directed library of approximately 150,000 small molecule compounds specifically designed for drug discovery in the G protein-coupled receptor arena and its collaboration with Solvay Pharmaceuticals B.V. ("Solvay Pharmaceuticals"), and certain other assets.  Cadus is entitled to royalties and up to $3.0 million in milestone payments on the first product derived from compounds sold to OSI or from the collaboration with Solvay Pharmaceuticals. Cadus licensed to OSI on a non-exclusive basis certain technology solely to enable OSI to fulfill its obligations under the collaboration with Solvay Pharmaceuticals.  Cadus also licensed to OSI on a non-exclusive basis certain proprietary software and technology relating to chemical resins in order to enable OSI to fully benefit from the compounds it acquired from Cadus.  Cadus retained ownership of all its other assets, including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, genetic engineering tools, and its genomics databases related to G protein-coupled receptors.

(5)           Investments in Other Ventures

In December 1996, Cadus issued a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a shareholder of Cadus is the general partner.  The principal amount and interest thereon was paid in December 1998.  In addition, Cadus purchased for $160,660 in cash, a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly-owned by the shareholder.  Laurel's purpose was to invest, directly or indirectly, in securities of biotechnology companies.  Cadus is not required to make any additional investment in Laurel. As of and for the year ended December 31, 2008, Laurel’s assets and net income totaled $315,081 and $7,766, respectively. The investment is accounted for under the equity method with the recognition of losses limited to Cadus's capital contributions.  For the years ended December 31, 2008 and 2007 Cadus recognized income of $6,928 and $13,363, respectively, related to the investment. The Company’s investment in Laurel of $193,718 and $186,790 at December 31, 2008 and 2007, respectively, is reflected as investments in other ventures in the accompanying consolidated balance sheets.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

(6)           Investment in Marketable Securities

Cadus had an equity interest in Axiom Biotechnologies, Inc. ("Axiom").  Due to Axiom's operating losses, Cadus's investment was written down to zero as of December 31, 2000.  On August 30, 2002, Axiom entered into a merger agreement with a wholly owned subsidiary of Sequenom, Inc. ("Sequenom") whose shares of common stock are publicly traded on the Nasdaq National Market.  Pursuant to the merger, Cadus received 441,446 common shares of Sequenom with a fair market value of $2.43 per share, in exchange for its shares of Axiom. Pursuant to the merger, 102,685 of Cadus’ 441,446 common shares of Sequenom were held in escrow (the “Escrow Shares”) for a one-year period.

38,507 Escrow Shares were forfeited pursuant to the indemnification provisions of the merger agreement and therefore were not issued to the Company.

On June 1, 2006, Sequenom, Inc. effected a one-for-three reverse stock split and the Company owned 134,313 common shares of Sequenom, Inc.  In April 2007 all the shares of Sequenom were sold, resulting in a recognized loss on sale of securities of $668,246.

Pursuant to the provisions of SFAS No. 115, "Accounting for Certain Debt and Equity Securities" management deemed its investment in Sequenom, Inc. to be available for sale and reported its investment at fair value with net unrealized gains or losses reported within stockholders' equity.  There was no comprehensive (loss) income in 2008 and 2007.

(7)           Licensing Agreements

In February 2000, Cadus licensed to OSI, on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. For the years ended December 31, 2008 and 2007, the Company recognized $100,000 each year in license and maintenance fees from OSI.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

(8)           Research Collaboration and License Agreements

Cadus no longer has any collaborations with pharmaceutical companies.  The Bristol-Myers Squibb Company collaboration expired in July 1999, the Solvay Pharmaceuticals collaboration was assigned to OSI in July 1999 and Cadus and SmithKline Beecham p.l.c. agreed to terminate their collaboration in September 1999.  Each of Bristol-Myers Squibb Company and SmithKline Beecham p.l.c. is required to make payments to Cadus upon the achievement by it of certain pre-clinical and drug development milestones and to pay Cadus royalties on the sale of any drugs developed as a result of the research collaboration with Cadus or through the use of Cadus's drug discovery technologies.  There can be no assurance that any such milestones will be achieved or any such drugs developed.

The Company has entered into license agreements with various third parties. Generally, the agreements provide that the Company will pay license fees and/or maintenance payments, in return for the use of technology and information and the right to manufacture, use and sell future products.  These agreements provide for payments based on the completion of milestone events, as well as royalty payments based upon a percentage of product or assay sales. License fees and maintenance payments for the years ended December 31, 2008 and 2007 were $25,000 and $25,000, respectively.

(9)           Income Taxes

Deferred tax assets of approximately $15,421,000 and $15,290,000 at December 31, 2008 and 2007, respectively, relate principally to net operating loss carryforwards of $27,052,000 and $28,162,000, research and development credit carryforwards of $2,535,000 and $2,535,000 and equity losses on investments of $3,554,000 and $2,878,000 at December 31, 2008 and 2007, respectively.  An offsetting valuation allowance has been established for the full amount of the deferred tax assets to reduce such assets to zero, as a result of the significant uncertainty regarding their ultimate realization.  The aggregate valuation allowance increased $131,000 in 2008 and decreased $153,000 in 2007.

The Company’s net operating loss carryforwards, research and development credit carryforwards and equity losses on investments noted above expire in various years from 2009 to 2027. The Company’s ability to utilize such net operating loss, research and development credit carryforwards and equity losses on investments may be subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986.  The Company’s tax provision/benefit for each year represents an amount for New York state tax on capital and in 2007 $6,568 in federal income tax.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  As required by Interpretation 48, which clarifies SFAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open.  The adoption of FIN 48 did not have a material impact in the financial statements during the year ended December 31, 2008.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

(10)           Stock Options

Effective May 10, 1996, the 1993 Plan was replaced by the 1996 Incentive Plan ("the 1996 Plan") with respect to all future awards to Cadus' employees and consultants.  The options granted under the 1996 Plan may be either incentive stock options or nonqualified options.  In December 1996, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and such increase was approved by the stockholders of Cadus in June 1997.  In December 1997, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased to 1,833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and approved by the stockholders of Cadus in June 1998. On December 31, 2008, 1,745,388 shares of stock remained available for awards under the 1996 Plan.

Options granted under the 1996 Plan expire no later than ten years from the date of grant.  The option price is required to be at least 100% of the fair value on the date of grant as determined by the Board of Director, for incentive and nonqualified stock options.  The options generally become exercisable according to a schedule of vesting as determined by the Compensation Committee of the Board of Directors.  The schedule prescribes the date or dates on which the options become exercisable in installments over a period of months or years.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

Activity under the 1996 Plan is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2006	2,500	$6.38
2007 activity Cancelled	(2,500)
Balance at December 31, 2008 and 2007	-0-

(11)         Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	2008	2007

Accrued professional fees	$15,055	$22,352

(12)         Related Party Transactions

James Broach, a member of Cadus’ Board of Directors, provides consulting services to the Company for patent and license related matters, for which he was paid $12,000, and $12,000 in calendar years 2008 and 2007.  These consulting services were recorded as a component of general and administrative expenses during each of the respective periods.  No amounts were included in accrued expenses as of December 31, 2008 and 2007.

In May 2004, the Board of Directors appointed David Blitz the acting Chief Executive Officer of the Company at the rate of $25,000 per annum for the interim period during which the Company is continuing its search for a new Chief Executive Officer.  In 2008 and 2007, the Company paid $25,000 and $25,000, respectively, to Mr. Blitz in such capacity.  Mr. Blitz remains an employee of Joel Popkin & Co. P.C., in which capacity he has performed the Company’s internal accounting since March 2000.  The Company paid Joel Popkin & Co., $52,281 and $52,593 for such accounting services in 2008 and 2007, respectively, and $8,000 and $8,000 in 2008 and 2007, respectively, for tax preparation and examination services.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

(13)         Commitments and Contingencies

Lease Commitments

Cadus currently leases storage space on a month-to-month basis.  Rent expense, excluding utility and operating costs, for the years ended December 31, 2008 and 2007 amounted to $12,600 and $12,600, respectively.