Form 10-Q
period 2009-03-31
CADUS CORP
filed 2009-05-15
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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
Yes ☐ No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of April 30, 2009 was 13,144,040.

CADUS CORPORATION

INDEX

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of our plans, strategies and objectives for our future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.  Although Cadus Corporation (the “Company”) believes that the expectations reflected in our forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to the Company's ability to license its technologies to third parties, the Company's inability to acquire and operate other companies, the Company's capital needs and uncertainty of future funding, the Company's history of operating losses, the unpredictability of patent protection, risk of obsolescence of the Company's technologies, as well as other risks and uncertainties discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION
Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:

Cash and cash equivalents	$20,673,442	$19,236,212
Short term investments	3,603,817	5,048,775
Interest receivable	8,602	13,116
Prepaid and other current assets	40,140	14,090

Total current assets	24,326,001	24,312,193

Investment in other ventures	194,046	193,718
Patents, net	442,793	464,401
Total assets	$24,962,840	$24,970,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$80,155	$15,055
Total current liabilities	80,155	15,055

Commitments

Stockholders’ equity:
Common stock	132,857	132,857
Additional paid-in capital	59,847,443	59,847,443
Accumulated deficit	(34,797,540)	(34,724,968)
Treasury stock - at cost	(300,075)	(300,075)
Total stockholders’ equity	24,882,685	24,955,257
Total liabilities and stockholder’s equity	$24,962,840	$24,970,312

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2009		2008
	(Unaudited)		(Unaudited)
License and maintenance fees		$100,000		$100,000
Total revenues		100,000		100,000
Costs and expenses:
General and administrative expenses		182,467		245,276
Amortization of patent costs		21,608		21,608
(Income) from equity in other ventures		(328)		(2,276)
Total costs and expenses		203,747		264,608
Operating loss		(103,747)		(164,608)
Other income:
Interest income		29,101		236,518
Gain on redemption of securities		2,074		-
Investment reduction to net asset value		-		(279,906)
Loss before provision for income taxes		(72,572)		(207,996)
Provision for income taxes		-		-
Net loss	$	(72,572)	$	(207,996)
Basic and diluted (loss) per weighted average share of common stock outstanding	$	(0.01)	$	(0.02)
Weighted average shares of common stock outstanding – basic and diluted		13,144,040		13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$ (72,572)	$ (207,996)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Amortization of patent costs	21,608	21,608
(Income) from equity in other ventures	(328)	(2,276)
Gain on redemption of securities	(2,074)	-
Investment reduction to net asset value	-	279,906
Changes in assets and liabilities:
Increase in prepaid and other current assets	(21,536)	(68,668)
Increase in accrued expenses and other current liabilities	65,100	86,501
Net cash (used in) provided by operating activities	(9,802)	109,075

Cash flows provided by investing activities:
Proceeds from redemption and sale of investments	1,447,032	7,726,679
Net cash provided by investing activities	1,447,032	7,726,679
Net increase in cash and cash equivalents	1,437,230	7,835,754
Cash and cash equivalents – beginning of period	19,236,212	2,444,376
Cash and cash equivalents – end of period	$20,673,442	$10,280,130

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note – 1	Organization and Basis of Preparation

The information presented as of March 31, 2009 and for the three month period then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.  The December 31, 2008 condensed consolidated balance sheet was derived from audited consolidated financial statements.  These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2008.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc.  All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three month period ended March 31, 2009 is not necessarily indicative of the results to be expected for the year ending December 31, 2009.

Note - 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  There were cash equivalents of $20,349,729 at March 31, 2009 and there were no cash equivalents at December 31, 2008.

Note - 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding.  Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options).  There were no outstanding stock options for the three months ended March 31, 2009 and 2008.

Note - 4	Licensing Agreements

In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. (“OSI”), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software.  OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee of $250,000.  OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license.  OSI may terminate the license at any time on 30 days prior written notice.  During the three month period ended March 31, 2009 and 2008, the Company recognized $100,000 of license revenue related to this agreement.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note – 5	Short-Term Investments

The Company invested its excess cash with Bank of America in its Columbia Strategic Cash Portfolio (the “Fund”), which maintained a stable unit price of $1.00 per unit.  The units were redeemable in cash on the same day requested and were classified by the Company as cash equivalents.

On December 10, 2007, the Fund notified the Company that conditions in the short-term credit markets had created a broad based perception of risk in non subprime asset-backed securities causing illiquidity across the market which led to extreme pricing pressure in those securities.  The Fund also notified the Company that it is primarily invested in such securities, that it will begin an orderly liquidation of such securities, that unitholders would no longer be able to redeem their units in the Fund and that the Fund would redeem its units as it liquidated its investments.  The Fund also began to value its securities based on market value rather than amortized value for purposes of determining net asset value per unit.  The Fund has continued to pay interest monthly.  The Company reclassified its investment in the Fund from cash equivalents to short-term investments.  Through December 31, 2008, the Fund redeemed 19,445,459 units held by the Company for $18,787,142, which redemption was $658,317 in the aggregate less than the cost of such units.  From January 1, 2009 to March 31, 2009, the Fund has redeemed an additional 1,748,075 units in the Fund for $1,447,032 which redemption was $301,043 in the aggregate less than the original $1,748,075 cost of such units.  At March 31, 2009, the Company still owned 4,359,807 units in the Fund which had a net asset value of $3,634,334.  Such 4,359,807 units were valued at $3,603,817 at March 31, 2009.  The Fund has advised the Company that the balance or most of the balance, of the Company’s investment in the Fund will be redeemed by December 31, 2009.  However, there can be no assurance as to when the redemption will take place or as to the net asset value at which the Company’s investment in the Fund will be redeemed.

Note – 6	Fair Value of Financial Instruments

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

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Level 3 -     Significant inputs to the valuation model are unobservable.

All of the Company’s marketable securities are Level 2 type assets.

The Company uses financial instruments in the normal course of its business.  The carrying values of cash and cash equivalents and accounts payable approximates fair value.  Marketable securities are Level 2 type assets and carried at fair value as determined by an observable market value.  The fair value of the Company’s investments in privately held companies is not readily available.  The Company believes the fair values of these investments in privately held companies approximated their respective carrying values at March 31, 2009 and 2008.

Note – 7	Newly Adopted Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. SFAS 141(R) was adopted by the Company in March 2009. The adoption of SFAS 141(R) may have an effect on the Company's financial statements if an acquisition is completed.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008.  Early adoption and retroactive application of SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The Company is evaluating the impact of adoption on its consolidated financial statements.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

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

At March 31 2009, the Company had an accumulated deficit of approximately $34.8 million.  The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations.  These costs have exceeded the Company’s revenues and interest income.  As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses.  The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

Three Month Ended March 31, 2009 and 2008.

Revenues

Revenues for the three months ended March 31, 2009 and 2008 were $100,000, which is the annual maintenance fee from OSI.

Costs and Expenses

General and administrative expenses decreased to $182,467 for the three months ended March 31, 2009 from $245,276 for the same period in 2008.  Patent costs decreased by $19,340, accounting and legal expenses decreased by $27,416, consulting costs decreased by $8,987 due to the reduced cost in 2009 for an internal control consultant to conform with Section 404 of the Sarbanes-Oxley Act.  There were net other decreases of $7,066.

For the three months ended March 31, 2009, the Company recognized income of $328 in its investment in Laurel Partners Limited Partnership.  The income for the same period in 2008 was $2,276.

Interest Income

Interest income for the three months ended March 31, 2009 was $29,101 compared to interest income of $236,518 for the same period in 2008.  This decrease is attributable primarily to significant lower interest rates earned on invested funds.

Net (Loss)

Net loss for the three months ended March 31, 2009 was $72,572 compared to a net loss of $207,996 for the same period in 2008.  The decrease in net loss can be principally attributed to a decrease in general and administrative expenses of $62,809 and the 2008 loss on write down of securities of $279,906 offset by a decrease in interest income of $207,417.

Liquidity and Capital Resources

At March 31, 2009, the Company held cash and cash equivalents of $20.7 million and short-term investments of $3.6 million.  The Company's working capital at March 31, 2009 was $24.2 million.

The Company believes that its existing capital resources, together with interest income, will be sufficient to support its operations through the end of 2010.  This forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary.  The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to acquire or invest in companies and income-producing assets and the expenses of pursuing such transactions.

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

Item 4T.	CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on March 31, 2009.

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

CADUS CORPORATION
(Registrant)

Dated: May 15, 2009	By:	/s/ David Blitz
David Blitz
President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31	Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002