Form 10-Q
period 2009-06-30
CADUS CORP
filed 2009-08-13
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of July 31, 2009 was 13,144,040.

CADUS CORPORATION

INDEX

		Page No.
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS		4

PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets – June 30, 2009 (unaudited) and December 31, 2008 (audited)	5

	Condensed Consolidated Statements of Operations – Three Months Ended
	June 30, 2009 and 2008 (unaudited)	6

	Condensed Consolidated Statements of Operations – Six Months Ended
	June 30, 2009 and 2008 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows – Six Months Ended
	June 30, 2009 and 2008 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

EXHIBIT INDEX		18

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

ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION
Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS
Current assets:

Cash and cash equivalents	$21,008,261	$19,236,212
Short term investments	3,135,321	5,048,775
Interest receivable	7,151	13,116
Prepaid and other current assets	40,140	14,090

Total current assets	24,190,873	24,312,193

Investment in other ventures	194,046	193,718
Patents, net	421,184	464,401
Total assets	$24,806,103	$24,970,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$26,748	$15,055
Total current liabilities	26,748	15,055

Commitments

Stockholders’ equity:
Common stock	132,857	132,857
Additional paid-in capital	59,847,443	59,847,443
Accumulated deficit	(34,900,870)	(34,724,968)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	24,779,355	24,955,257
Total liabilities and stockholder’s equity	$24,806,103	$24,970,312

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

License and maintenance fees	$—	$—
Total revenues	—	—
Costs and expenses:
General and administrative expenses	123,153	100,877
Amortization of patent costs	21,609	21,609
(Income) from equity in other ventures	—	(1,802)
Total costs and expenses	144,762	120,684
Operating loss	(144,762)	(120,684)
Other income:
Interest income	22,162	172,012
Gain on redemption of securities	19,270	3,125
(Loss) income before provision for income taxes	(103,330)	54,453
Provision for income taxes	—	1,658
Net (loss) income	$(103,330)	$52,795

Basic and diluted (loss) income per weighted average share of
common stock outstanding	$ (0.01)	$—

Weighted average shares of common stock outstanding –
basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Six Months Ended June 30,
	2009		2008
	(Unaudited)		(Unaudited)

License and maintenance fees		$100,000		$100,000
Total revenues		100,000		100,000
Costs and expenses:
General and administrative expenses		305,620		346,153
Amortization of patent costs		43,217		43,217
(Income) from equity in other ventures		(328)		(4,078)
Total costs and expenses		348,509		385,292
Operating loss		(248,509)		(285,292)
Other income:
Interest income		51,263		408,530
Gain on redemption of securities		21,344		3,125
Investment reduction to net asset value		—		(279,906)
Loss before provision for income taxes		(175,902)		(153,543)
Provision for income taxes		—		1,658
Net (loss)	$	(175,902)	$	(155,201)

Basic and diluted (loss) per weighted average share of
common stock outstanding	$	(0.01)	$	(0.01)

Weighted average shares of common stock outstanding –
basic and diluted		13,144,040		13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net (loss)	$ (175,902)	$ (155,201)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Amortization of patent costs	43,217	43,217
(Income) from equity in other ventures	(328)	(4,078)
Gain on redemption of securities	(21,344)	(3,125)
Investment reduction to net asset value	—	279,906
Changes in assets and liabilities:
(Increase) decrease in prepaid and other current assets	(20,085)	38,082
Increase in accrued expenses and other current liabilities	11,693	692
Net cash (used in) provided by operating activities	(162,749)	199,493
Cash flows provided by investing activities:
Proceeds from redemption of investment	1,934,798	7,726,679
Proceeds from sales of securities	—	3,165,888
Net cash provided by investing activities	1,934,798	10,892,567
Net increase in cash and cash equivalents	1,772,049	11,092,060
Cash and cash equivalents – beginning of period	19,236,212	2,444,376
Cash and cash equivalents – end of period	$21,008,261	$13,536,436

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note – 1        Organization and Basis of Preparation

The information presented as of June 30, 2009 and for the three and six month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.  The December 31, 2008 condensed consolidated balance sheet was derived from audited consolidated financial statements.  These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2008.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc.  All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three and six month period ended June 30, 2009 is not necessarily indicative of the results to be expected for the year ending December 31, 2009.

Note – 2        Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  There were cash equivalents of $20,670,490 at June 30, 2009 and there were no cash equivalents at December 31, 2008.

Note – 3        Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted average of common shares outstanding.  Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options).  There were no outstanding stock options for the three and six months ended June 30, 2009 and 2008.

Note - 4         Licensing Agreements

In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. (“OSI”), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software.  OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee of $250,000.  OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license.  OSI may terminate the license at any time on 30 days prior written notice.  During the six month periods ended June 30, 2009 and 2008, the Company recognized $100,000 of license revenue related to this agreement.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note – 5        Short-Term Investments

The Company invested its excess cash with Bank of America in its Columbia Strategic Cash Portfolio (the “Fund”), which maintained a stable unit price of $1.00 per unit.  The units were redeemable in cash on the same day requested and were classified by the Company as cash equivalents.

On December 10, 2007, the Fund notified the Company that conditions in the short-term credit markets had created a broad based perception of risk in non subprime asset-backed securities causing illiquidity across the market which led to extreme pricing pressure in those securities.  The Fund also notified the Company that it is primarily invested in such securities, that it will begin an orderly liquidation of such securities, that unitholders would no longer be able to redeem their units in the Fund and that the Fund would redeem its units as it liquidated its investments.  The Fund also began to value its securities based on market value rather than amortized value for purposes of determining net asset value per unit.  The Fund has continued to pay interest monthly.  The Company reclassified its investment in the Fund from cash equivalents to short-term investments.  Through December 31, 2008, the Fund redeemed 19,445,459 units held by the Company for $18,787,142, which redemption was $658,317 in the aggregate less than the cost of such units.  From January 1, 2009 to June 30, 2009, the Fund has redeemed an additional 2,314,849 units in the Fund for $1,934,798 which redemption was $380,051 in the aggregate less than the original $2,314,849 cost of such units.  At June 30, 2009, the Company still owned 3,793,032 units in the Fund which was recorded on the balance sheet at $3,135,321.  Such 3,793,032 units had a net asset value of $3,306,385 at June 30, 2009.  The Fund has advised the Company that the balance or most of the balance, of the Company’s investment in the Fund will be redeemed by December 31, 2009.  However, there can be no assurance as to when the redemption will take place or as to the net asset value at which the Company’s investment in the Fund will be redeemed.

Note – 6        Fair Value of Financial Instruments

On January 1, 2008, the Company adopted the provisions of FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs.  Observable input reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

Level 1 -  Quoted prices for identical instruments in active markets.

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note – 6	Fair Value of Financial Instruments (continued)

Level 3 -       Significant inputs to the valuation model are unobservable.

All of the Company’s marketable securities are Level 2 type assets.

The Company uses financial instruments in the normal course of its business.  The carrying values of cash and cash equivalents and accounts payable approximates fair value.  Marketable securities are Level 2 type assets and carried at fair value as determined by an observable market value.  The fair value of the Company’s investments in privately held companies is not readily available.  The Company believes the fair values of these investments in privately held companies approximated their respective carrying values at June 30, 2009 and 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008.  Early adoption and retroactive application of SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. SFAS 160 has no effect on the Company’s consolidated financial statements.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note – 7	Newly Adopted Accounting Pronouncements (continued)

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

In May 2009, FASB issued SFAS No. 165, “Subsequent Events,” with the objective to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009.  The adoption of SFAS No. 165 on June 30, 2009, did not have a material impact on the Company’s consolidated financial statements.  Activities through August 13, 2009, the filing date of this Form 10Q, have been evaluated for disclosure and recognition.

On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 for the period ended June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 for the period ended June 30, 2009, did not have a material impact on Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

At June 30, 2009, the Company had an accumulated deficit of approximately $34.9 million.  The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations.  These costs have exceeded the Company’s revenues and interest income.  As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses.  The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

Three Month Ended June 30, 2009 and 2008.

Revenues

There were no revenues for the three months ended June 30, 2009 and 2008.

Costs and Expenses

General and administrative expenses increased to $123,153 for the three months ended June 30, 2009 from $100,877 for the same period in 2008.  Patent costs decreased by $1,764, accounting and legal expenses increased by $1,232, and other costs increased by $22,808.

For the three months ended June 30, 2009, the Company recognized no income in its investment in Laurel Partners Limited Partnership.  The income for the same period in 2008 was $1,802.

Interest Income

Interest income for the three months ended June 30, 2009 was $22,162 compared to interest income of $172,012 for the same period in 2008.  This decrease is attributable primarily to significantly lower interest rates earned on invested funds.

Net (Loss) Income

Net loss for the three months ended June 30, 2009 was $103,330 compared to net income of $52,795 for the same period in 2008.  The decrease in net income can be principally attributed to an increase in general and administrative expenses of $22,276 and decreases in interest income and income from equity in other ventures of $149,850 and $1,802, respectively, offset by a $16,145 gain on redemption of securities and provision for taxes of $1,658.

Six Months Ended June 30, 2009 and 2008

Revenues

Revenues for the six months ended June 30, 2009 and 2008 were $100,000, which is the annual maintenance fee from OSI.

Costs and Expenses

General and administrative expenses decreased to $305,620 for the six months ended June 30, 2009 from $346,153 for the same period in 2008.  Patent costs decreased by $21,104, accounting and legal expenses decreased by $35,183 and other costs increased by $15,754.

For the six months ended June 30, 2009, the Company recognized income of $328 in its investment in Laurel Partners Limited Partnership.  The income for the same period in 2008 was $4,078.

Interest Income

Interest income for the six months ended June 30, 2009 was $51,263 compared to interest income of $408,530 for the same period in 2008.  This decrease is attributable primarily to significantly lower interest rates earned on invested funds.

Net (Loss)

Net loss for the six months ended June 30, 2009 was $175,902 compared to a net loss of $155,201 for the same period in 2008.  The increase in net loss can be attributed to a decrease in interest income and income from equity in other ventures of $357,267 and $3,750, respectively, offset by a decrease in general and administrative expenses of $40,533, an increase in gain on redemption of securities of $18,219, and in 2008 a $279,906 investment reduction to net asset value and provision for income taxes of $1,658.

Liquidity and Capital Resources

At June 30, 2009, the Company held cash and cash equivalents of $21.0 million and short-term investments of $3.1 million.  The Company's working capital at June 30, 2009 was $24.2 million.

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
Dated: August 13, 2009

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31	Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002