Form 10-Q
period 2009-09-30
CADUS CORP
filed 2009-11-16
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes ☐       No  ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of October 31, 2009 was 13,144,040.

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

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION
Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

Current assets:

Cash and cash equivalents	$23,123,222	$19,236,212
Short term investments	1,053,467	5,048,775
Interest receivable	4,706	13,116
Prepaid and other current assets	42,654	14,090

Total current assets	24,224,049	24,312,193

Investment in other ventures	194,190	193,718
Patents, net	399,576	464,401
Total assets	$24,817,815	$24,970,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$20,209	$15,055
Total current liabilities	20,209	15,055

Commitments

Stockholders’ equity:

Common stock	132,857	132,857
Additional paid-in capital	59,847,443	59,847,443
Accumulated deficit	(34,882,619)	(34,724,968)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	24,797,606	24,955,257
Total liabilities and stockholder’s equity	$24,817,815	$24,970,312

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)

License and maintenance fees	$—		$—
Total revenues	—		—
Costs and expenses:
General and administrative expenses	110,646		118,421
Amortization of patent costs	21,608		21,608
(Income) from equity in other ventures	(144)		(1,753)
Total costs and expenses	132,110		138,276
Operating loss	(132,110)		(138,276)
Other income:
Interest income	14,177		161,180
Gain (loss) on redemption of securities	136,184		(36,687)
Investment reduction to net asset value	-		(97,161)
Income (loss) before provision for income taxes	18,251		(110,944)
Provision for income taxes	—		—
Net income (loss)	$18,251	$	(110,944)

Basic and diluted income (loss) per weighted average share of common stock outstanding	$0.00	$	(0.01)

Weighted average shares of common stock outstanding – basic and diluted	13,144,040		13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,
	2009		2008
	(Unaudited)		(Unaudited)

License and maintenance fees		$100,000		$100,000
Total revenues		100,000		100,000
Costs and expenses:
General and administrative expenses		416,266		464,574
Amortization of patent costs		64,825		64,825
(Income) from equity in other ventures		(472)		(5,831)
Total costs and expenses		480,619		523,568
Operating loss		(380,619)		(423,568)
Other income:
Interest income		65,440		569,710
Gain (loss) on redemption of securities		157,528		(33,562)
Investment reduction to net asset value		—		(377,067)
Loss before provision for income taxes		(157,651)		(264,487)
Provision for income taxes		—		1,658
Net (loss)	$	(157,651)	$	(266,145)

Basic and diluted (loss) per weighted average share of common stock outstanding	$	(0.01)	$	(0.02)

Weighted average shares of common stock outstanding – basic and diluted		13,144,040		13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net (loss)	$ (157,651)	$ (266,145)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Amortization of patent costs	64,825	64,825
(Income) from equity in other ventures	(472)	(5,831)
(Gain) loss on redemption of securities	(157,528)	33,562
Investment reduction to net asset value	—	377,067
Changes in assets and liabilities:
(Increase) decrease in prepaid and other current assets	(20,154)	35,470
Increase (decrease) in accrued expenses and other current liabilities	5,154	(10,431)
Net cash (used in) provided by operating activities	(265,826)	228,517
Cash flows provided by investing activities:
Proceeds from redemption and sale of investments	4,152,836	14,359,296
Net cash provided by investing activities	4,152,836	14,359,296
Net increase in cash and cash equivalents	3,887,010	14,587,813
Cash and cash equivalents – beginning of period	19,236,212	2,444,376
Cash and cash equivalents – end of period	$23,123,222	$17,032,189

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note – 1	Organization and Basis of Preparation

The information presented as of September 30, 2009 and for the three and nine month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.  The December 31, 2008 condensed consolidated balance sheet was derived from audited consolidated financial statements.  These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2008.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc.  All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three and nine month period ended September 30, 2009 is not necessarily indicative of the results to be expected for the year ending December 31, 2009.

Note – 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  There were cash equivalents of $22,483,402 at September 30, 2009 and there were no cash equivalents at December 31, 2008.

Note – 3	Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted average of common shares outstanding.  Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options).  There were no outstanding stock options for the three and nine months ended September 30, 2009 and 2008.

Note – 4	Licensing Agreements

In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. (“OSI”), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software.  OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee of $250,000.  OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license.  OSI may terminate the license at any time on 30 days prior written notice.  During the nine month periods ended September 30, 2009 and 2008, the Company recognized $100,000 of license revenue related to this agreement.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note – 5	Short-Term Investments

The Company invested its excess cash with Bank of America in its Columbia Strategic Cash Portfolio (the “Fund”), which maintained a stable unit price of $1.00 per unit.  The units were redeemable in cash on the same day requested and were classified by the Company as cash equivalents.

On December 10, 2007, the Fund notified the Company that conditions in the short-term credit markets had created a broad based perception of risk in non subprime asset-backed securities causing illiquidity across the market which led to extreme pricing pressure in those securities.  The Fund also notified the Company that it is primarily invested in such securities, that it will begin an orderly liquidation of such securities, that unitholders would no longer be able to redeem their units in the Fund and that the Fund would redeem its units as it liquidated its investments.  The Fund also began to value its securities based on market value rather than amortized value for purposes of determining net asset value per unit.  The Fund has continued to pay interest monthly.  The Company reclassified its investment in the Fund from cash equivalents to short-term investments.  Through December 31, 2008, the Fund redeemed 19,445,459 units held by the Company for $18,787,142, which redemption was $658,317 in the aggregate less than the cost of such units.  From January 1, 2009 to September 30, 2009, the Fund has redeemed an additional 4,833,422 units in the Fund for $4,152,836 which redemption was $680,586 in the aggregate less than the original $4,833,422 cost of such units.  At September 30, 2009, the Company still owned 1,274,458 units in the Fund which was recorded on the balance sheet at $1,053,467.  Such 1,274,458 units had a net asset value of $1,125,219 at September 30, 2009.  The Fund has advised the Company that most of the balance of the Company’s investment in the Fund will be redeemed by December 31, 2009. However, there can be no assurance as to when the redemption will take place or as to the net asset value at which the Company’s investment in the Fund will be redeemed.

Note – 6	Fair Value of Financial Instruments

On January 1, 2008, the Company adopted the FASB accounting guidance for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The guidance establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The valuation techniques required are based upon observable and unobservable inputs.  Observable input reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

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

The Company uses financial instruments in the normal course of its business.  The carrying values of cash and cash equivalents and accounts payable approximates fair value.  Marketable securities are Level 2 type assets and carried at fair value as determined by an observable market value.  The fair value of the Company’s investments in privately held companies is not readily available.  The Company believes the fair values of these investments in privately held companies approximated their respective carrying values at September 30, 2009 and 2008.

Note – 7	Newly Adopted Accounting Pronouncements

In February 2007, the FASB issued accounting guidance, permitting certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting this guidance must be accounted for as a cumulative-effect adjustment to opening retained earnings for the fiscal year in which we apply the guidance.  Retrospective application to fiscal years preceding the effective date is not permitted and the guidance has no effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued accounting guidance for Business Combinations expanding the definition of transactions and events that qualify as business combinations; requiring that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. It was adopted by the Company in March 2009. The adoption of it may have an effect on the Company's consolidated financial statements if an acquisition is completed.

In April 2008, the FASB issued accounting guidance that amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of the recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  It applies to: (1) intangible assets that are acquired individually or with a group of other assets, and (2) intangible assets acquired both in business combinations and asset acquisition. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  As a result, the company will apply the provisions prospectively to intangible assets acquired on or after January 1, 2009.

In May 2009, FASB issued accounting guidance establishing general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  It  is effective for interim and annual financial periods ending after June 15, 2009.  Its adoption did not have a material impact on the Company’s consolidated financial statements.  Activities through November 16, 2009, the filing date of this Form 10Q, have been evaluated for disclosure and recognition.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note – 7	Newly Adopted Accounting Pronouncements (continued)

On April 9, 2009, the FASB issued accounting guidance that requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance is effective for interim reporting periods ending after June 15, 2009.  Its adoption for the period ended September 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued accounting guidance amending the other-than-temporary impairment guidance in generally accepted accounting principles for debt securities to make them more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  It is effective for interim and annual reporting periods ending after June 15, 2009.  Its adoption for the period ended September 30, 2009, did not have a material impact on Company’s consolidated financial statements.

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

At September 30, 2009, the Company had an accumulated deficit of approximately $34.9 million.  The Company’s losses resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations.  These costs exceeded the Company’s revenues and interest income.  As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses.  The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

Three Month Ended September 30, 2009 and 2008.

Revenues

There were no revenues for the three months ended September 30, 2009 and 2008.

Costs and Expenses

General and administrative expenses decreased to $110,646 for the three months ended September 30, 2009 from $118,421 for the same period in 2008.  Professional fees decreased by $3,505 and other costs decreased by $4,270.

For the three months ended September 30, 2009, the Company recognized $144 in its investment in Laurel Partners Limited Partnership.  The income for the same period in 2008 was $1,753.

Interest Income

Interest income for the three months ended September 30, 2009 was $14,177 compared to interest income of $161,180 for the same period in 2008.  This decrease is attributable primarily to significantly lower interest rates earned on invested funds.

Net Income (Loss)

Net income for the three months ended September 30, 2009 was $18,251 compared to net loss of $110,944 for the same period in 2008.  The increase in net income can be principally attributed to an increase in gain on redemption of securities of $172,871, a $7,775 decrease in general and administrative expenses, a decrease of $97,161 in investment reduction to net asset value, offset by decreases in interest income and income from equity in other ventures of $147,003 and $1,609, respectively.

Nine Months Ended September 30, 2009 and 2008

Revenues

Revenues for the nine months ended September 30, 2009 and 2008 were $100,000, which is the annual maintenance fee from OSI.

Costs and Expenses

General and administrative expenses decreased to $416,266 for the nine months ended September 30, 2009 from $464,574 for the same period in 2008.  Professional and directors’ fees decreased by $29,626, shareholder relations expenses decreased by $13,444 and other costs decreased by $5,238.

For the nine months ended September 30, 2009, the Company recognized income of $472 in its investment in Laurel Partners Limited Partnership.  The income for the same period in 2008 was $5,831.

Interest Income

Interest income for the nine months ended September 30, 2009 was $65,440 compared to interest income of $569,710 for the same period in 2008.  This decrease is attributable primarily to significantly lower interest rates earned on invested funds.

Net (Loss)

Net loss for the nine months ended September 30, 2009 was $157,651 compared to a net loss of $266,145 for the same period in 2008.  The decrease in net loss can be principally attributed to an increase in gain on redemption of securities of $191,090, a decrease in general and administrative expenses of $48,308, a decrease in investment reduction to net asset value of $377,067 and a $1,658 reduction in provision for income taxes, offset by a decrease in interest income and income from equity in other ventures of $504,270 and $5,359, respectively.

Liquidity and Capital Resources

At September 30, 2009, the Company held cash and cash equivalents of $23.1 million and short-term investments of $1.1 million.  The Company's working capital at September 30, 2009 was $24.2 million.

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

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 31, 2009.

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
Dated:  November 16, 2009

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31	Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002