Form 10-K
period 2009-12-31
CADUS CORP
filed 2010-03-30
CIK 911148

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ...................................................................................December 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to__________________________________________________
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                       Yes: ☐   No: ☒

As of June 30, 2009, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $8,100,084.

Number of shares outstanding of each class of Common Stock, as of March 15, 2010: 13,144,040 shares.

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

Patents, Proprietary Technology and Trade Secrets

The Subsidiary relies upon patents and trade secrets to protect its proprietary technologies.  As of March 15, 2010, the Subsidiary is the assignee of 24 issued U.S. patents and 20 related granted foreign patents covering aspects of its yeast technology and is the exclusive worldwide licensee of five issued U.S. patents and one related granted foreign patent for use in drug discovery.  In addition, as of such date, the Subsidiary owns or holds licenses to five other pending U.S. patent applications, as well as one related pending foreign patent application.

The Company has obtained from Duke University an exclusive worldwide license to five issued U.S. patents and one related granted foreign patent as well as U.S. patent applications covering hybrid yeast cell technologies.  These patents and patent applications are directed to hybrid yeast cells engineered to express human G Protein-coupled receptors and to methods of their use.  In consideration for such license, the Subsidiary pays  a minimum annual royalty and is required to make payments upon the achievement by the Subsidiary of certain drug development milestones and to pay royalties (net of minimum royalties) on the sale of drugs by the Subsidiary which were initially identified by the Subsidiary through the use of the licensed technology. In lieu of milestones and royalty payments on sales of drugs by sublicensees initially identified by sublicensees through the use of the licensed technology, the Subsidiary pays an annual fee (net of the minimum annual royalty) for each sublicense granted by it to such technology.

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

Employees

As of March 15, 2010, the Company had no employees.  David Blitz, the Chief Executive Officer of Cadus and the Subsidiary, is not an employee of Cadus or the Subsidiary, and is serving under a consulting arrangement as the acting Chief Executive Officer of Cadus and the Subsidiary at the rate of $25,000 per annum.

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

History of Operating Losses

The Company has incurred operating losses in each year since its inception with the exception of 2002.   At December 31, 2009, the Company had an accumulated deficit of approximately $35.0 million. The Company's losses have resulted principally from costs incurred in connection with its previous research and development activities and from general and administrative costs associated with the Company's operations.  These costs have exceeded the Company's revenues.  The Company expects to incur additional operating losses over the next several years.

Uncertainty of Utilization of Operating Loss and Research and Development Credit Carryforwards.

The Company had a net operating loss carryforward of approximately $26,199,000 and a research and development credit carryforward of approximately $2,535,000 at December 31, 2009.  These net operating loss carryforwards and the research and development credit carryforward expire in various years from 2010 to 2029.  The Company's ability to utilize such net operating loss and research and development credit carryforwards for income tax savings is subject to certain limitations, and there can be no assurance that the Company will be able to utilize such carryforwards.

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

Control by Existing Stockholders; Concentration of Stock Ownership

Carl C. Icahn beneficially owns, as of March 15, 2010, approximately 40% of the outstanding shares of Common Stock. As a result, Mr. Icahn, acting alone, will be able to control most matters requiring approval by the stockholders of the Company, including the election of directors, the adoption of charter amendments, and the approval of mergers and other extraordinary corporate transactions. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Fiscal Year 2009	High	Low
First quarter ended March 31, 2009	$1.55	$1.28
Second quarter ended June 30, 2009	$1.57	$1.26
Third quarter ended September 30, 2009	$1.59	$1.29
Fourth quarter ended December 31, 2009	$1.60	$1.42

Fiscal Year 2008	High	Low
First quarter ended March 31, 2008	$1.88	$1.69
Second quarter ended June 30, 2008	$1.85	$1.58
Third quarter ended September 30, 2008	$1.70	$1.25
Fourth quarter ended December 31, 2008	$1.60	$1.16

As of March 15, 2010, there were approximately 69 holders of record of Cadus’s Common Stock.

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

The Company has incurred operating losses in each year since its inception except for an operating gain of approximately $214,000 for the year ended December 31, 2002.  At December 31, 2009, the Company had an accumulated deficit of approximately $35.0 million.  The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations.  These costs have exceeded the Company’s revenues and interest income.

As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses.  Despite the fact that the Company has no employees and limited operations, it continues to incur general and administrative expenses.  These, for the most part, relate to legal, accounting and other costs associated with maintaining a public company and legal and other costs relating to the maintenance of patents.  For the year ended December 31, 2009, such expenses aggregated $529,083 and included patent costs (including legal fees) and license fees of approximately $82,000, legal fees (other than in connection with patents) of approximately $146,000, bookkeeping, and accounting and tax preparation fees of approximately $107,000.  Since the Company only had revenues of $100,000, it incurred an operating loss of $515,000 for the year ended December 31, 2009.

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

Result of Operations

Years Ended December 31, 2009 and 2008

Revenues

Revenues for 2009 and 2008 were $100,000 which is the annual maintenance fee from OSI.

Operating Expenses

General and administrative expenses decreased to $529,083 for 2009 from $557,744 in 2008.  This decrease was attributable to a decrease in patent costs and license fees of $97,567, professional fees of $74,513, stockholder relations of $12,075 and sundry expenses of $2,670.  These were offset by expenses of $158,164 for fees of $15,000 paid to each of two directors who served as a special committee of the Board in connection with a proposed acquisition that was ultimately not consummated, and the fees of the committee's independent legal counsel and independent investment advisors.

Equity in Other Ventures

Equity in other ventures in 2009 reflects a recognized gain of $537 from the Company’s investment in Laurel Partners Limited Partnership.  There was a recognized $6,928 gain in 2008 from such investment.

Interest Income

The average interest earned on invested funds declined from 2.85% in 2008 to 0.30% in 2009.  As a result, interest income for 2009 decreased to $71,696 from $714,670 in 2008.

Net Loss

Net loss for 2009 was $276,081 compared to a net loss of $1,268,898 in 2008.  The decrease in net loss is attributable to a decrease in general and administrative expenses of $28,661, a decrease in loss on redemption and reduction to net asset value of securities of $1,606,842, and a decrease in the provision for franchise and income taxes of $6,679, offset by a decrease in interest income of $642,974 and income from equity in other ventures of $6,391.

Liquidity and Capital Resources

At December 31, 2009, the Company held cash of $24.1 million.  The Company’s working capital at December 31, 2009 was $24.1 million.

In February 2000, Cadus licensed to OSI, on a nonexclusive basis, its yeast technologies.  OSI is also obligated to pay an annual maintenance fee of $100,000 until the earliest of 2010 or the termination of the license.  OSI may terminate the license at any time on 30 days prior written notice.

The Company believes that its existing resources, together with interest income, will be sufficient to support its current and projected funding requirements through the end of 2011.  This forecast of the period of time through which the Company’s financial resources will be adequate to support its operation is a forward-looking statement that may not prove accurate and, as such, actual results may vary.  The Company’s capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company’s efforts to license its technologies and otherwise realize value from its assets, the transactions, if any, arising from the Company’s efforts to acquire or invest in companies or income producing assets and the expenses of pursuing such transactions.

Net Operating Loss Carryforwards

At December 31, 2009, the Company had tax net operating loss carryforwards of approximately $26.2 million and research and development credit carryforwards of approximately $2.5 million which expire in years 2010 through 2029.  Such net operating loss carryforwards may be utilized under certain conditions as a deduction against future income and such development credit carryforwards may be utilized under certain circumstances as an offset against future taxes.  The Company’s ability to utilize such net operating loss and research and development credit carryforwards may be subject to certain limitations due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in the JPMorgan U.S. Government Money Market Fund.  Due to the nature of this investment, the Company does not believe it is materially exposed to changes in interest rates.  Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Management, which is comprised of the President and Chief Executive Officer, who also performs functions similar to those of a principal financial officer, assessed the Company’s internal control over financial reporting as of December 31, 2009, the end of the Company’s fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

During the quarter ended December 31, 2009, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information with respect to the executive officers and directors of Cadus as of March 15, 2010 is set forth below:

Name	Age	Position

James R. Broach, Ph.D.	62	Director

Russell D. Glass	47	Director

Carl C. Icahn	74	Director

Peter S. Liebert, M.D. (1)	74	Director

Jack G. Wasserman (1)	73	Director

David Blitz	78	Chief Executive Officer and President

(1)  Member of the Compensation Committee.

James R. Broach, Ph.D., a scientific founder of Cadus and inventor of Cadus’s yeast–based drug discovery technology, has been Director of Research of Cadus since its inception. He has been a Professor at Princeton University since 1984 in the Department of Molecular Biology, where he is currently Associate Chair and Associate Director of the Lewis Sigler Institute for Integrative Genomics. In 1984, Dr. Broach and his collaborators were the first ones to demonstrate that human genes could be successfully implanted into yeast cells. Dr. Broach is a member of the Board of Trustees of the University of Medicine and Dentistry of New Jersey, a Commissioner on the New Jersey Commission for Cancer Research and a member of the Scientific Advisory Board of the U.S. Food and Drug Administration.  He received his Ph.D. in Biochemistry from University of California at Berkeley and his B.S. from Yale University.  The Board of Directors believes that Dr. Broach's role as the inventor of Cadus's yeast-based discovery technology and his continuing association and prominence in academic circles in the field of Molecular Biology make him well suited to serve as a member of Cadus's Board of Directors.

Russell D. Glass became a director of Cadus in 1998 and served as its President and Chief Executive Officer from 2000 until 2003. Mr. Glass is a private investor and Managing Member of RDG Capital LLC and Princeford Capital Management LLC, privately held investment companies. Previously, Mr. Glass served as the President and Chief Investment Officer of Icahn Associates Corp., a diversified investment firm; Co-Chairman and Chief Investment Officer of Ranger Partners, an investment fund management company; Partner of Relational Investors LLC, an investment fund management company; Partner of Premier Partners Inc., an investment and research firm; and Corporate Finance Analyst with Kidder, Peabody & Co., an investment banking firm. Mr. Glass has served as a Director of Automated Travel Systems, Inc., a software development firm; Axiom Biotechnologies, a pharmacology profiling company; Lowestfare.com, Inc., a travel services company; National Energy Group, an oil & gas exploration and production company; and Next Generation Technology Holdings, a healthcare information company. He currently serves as a Director of Blue Bite LLC, a mobile advertising technology company; and the A.G. Spanos Corporation, a national real estate developer and owner of the NFL San Diego Chargers. Mr. Glass earned a B.A. in economics from Princeton University and an M.B.A. from the Stanford University Graduate School of Business.  The Board of Directors believes that Mr. Glass's prior service as President and Chief Executive Officer of Cadus and his experience as an investment banker and as a member of the boards of directors of a number of companies make him well suited to serve as a member of Cadus's Board of Directors.

Carl C. Icahn has served as a Director of Cadus since July 1993. Mr. Icahn has served as chairman of the board and a director of Starfire Holding Corporation ("Starfire"), a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly-owned subsidiary of Icahn Enterprises L.P. ("Icahn Enterprises"), and certain related entities, Mr. Icahn's principal occupation is managing private investment funds, including Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, and Icahn Partners Master Fund III LP. From November 2004 to August 2007, Mr. Icahn conducted this occupation through his entities CCI Onshore Corp. and CCI Offshore Corp. Since November 1990, Mr. Icahn has been chairman of the board of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises. Icahn Enterprises is a diversified holding company engaged in a variety of businesses, including investment management, metals, automotive, real estate, railcar, food/packaging, casino gaming and home fashion. In March 2010, Mr. Icahn was appointed Chairman of the Board of Tropicana Entertainment Inc., which owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. Mr. Icahn was chairman of the board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005.  Mr. Icahn has served as chairman of the board and as a director of American Railcar Industries, Inc., a company that is primarily engaged in the business of manufacturing covered hopper and tank railcars, since 1994. From October 1998 through May 2004, Mr. Icahn was the president and a director of Stratosphere Corporation, the owner and operator of the Stratosphere Hotel and Casino in Las Vegas, which, until February 2008, was a subsidiary of Icahn Enterprises. From September 2000 to February 2007, Mr. Icahn served as the chairman of the board of GB Holdings, Inc., which owned an interest in Atlantic Coast Holdings, Inc., the owner and operator of The Sands casino in Atlantic City until November 2006. From September 2006 to November 2008, Mr. Icahn was a director of ImClone Systems Incorporated ("ImClone"), a biopharmaceutical company, and from October 2006 to November 2008, he was the chairman of the board of ImClone. Mr. Icahn has been chairman of the board and a director of XO Holdings, Inc., a telecommunications services provider, since February 2006, and of its predecessor from January 2003 to February 2006. From May 2005 to January 2010, Mr. Icahn served as a director of Blockbuster Inc., a provider of in-home movie rental and game entertainment. In October 2005, Mr. Icahn became a director of WestPoint International, Inc., a manufacturer of bed and bath home fashion products. From August 2007 to September 2009, Mr. Icahn was a director of WCI Communities, Inc., a homebuilding company. In December 2007, Mr. Icahn became a director of Federal-Mogul Corporation ("Federal-Mogul"), supplier of automotive products, and since January 2008, has been the chairman of the board of Federal-Mogul. From August 2008 to October 2009, Mr. Icahn was a director of Yahoo! Inc., a company that provides Internet services to users, advertisers, publishers and developers worldwide. Mr. Icahn received his B.A. from Princeton University. The Board of Directors believes that Mr. Icahn's considerable business, management and investment experience and his service as a director or chairman of the board of a number of public companies make him well suited to serve as a member of Cadus's Board of Directors.

Peter S. Liebert, M.D., became a director of Cadus in April 1995. Dr. Liebert has been a pediatric surgeon in private practice since 1968 and is Chief of Pediatric Surgery at the Stamford Hospital in Stamford, Connecticut. He is president of the Westchester Surgical Society. He is a past president of the Westchester County Medical Society and is currently Chairman of its Finance Committee. He is also Chairman of the Board of Rx Vitamins, Inc. Dr. Liebert served as a director of ImClone Systems Incorporated from October 2006 to November 2008. Dr. Liebert holds an M.D. from Harvard University Medical School and a B.A. from Princeton University. The Board of Directors believes that Dr. Liebert's considerable experience with clinical medicine, nutrition and natural pharmaceuticals as well as his service as a director or chairman of the board of several drug or biotechnology companies make him well suited to serve as a member of Cadus's Board of Directors.

Jack G. Wasserman  has served as a director of Cadus since May 1996. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida, and the District of Columbia. From 1966 until 2001 he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm and its predecessors. Since September 2001 Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Since 1993 he has been a director of Icahn Enterprises G.P., Inc. (formerly American Property Investors, Inc.), the general partner of Icahn Enterprises L.P. (formerly American Real Estate Partners, L.P.). Mr. Icahn controls Icahn Enterprises G.P. and its subsidiaries. Mr. Wasserman has been licenced by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission. Since December 1, 1998, Mr. Wasserman has been a director of National Energy Group, Inc.  On March 11, 2004, Mr. Wasserman was appointed to the Board of Directors of Triarc Companies, Inc. and was elected to the Board in June 2004; in 2008 Triarc acquired Wendy’s Inc., and Triarc changed its name to Wendy’s/Arby’s Group Inc; he serves as a member of Wendy’s Arby’s Board of Directors’s audit and compensation committees and is chairman of the Board’s ERISA committee. Mr. Wasserman received a B.A. from Adelphi University, a J.D. from Georgetown University Law Center, and a Graduate Diploma from Johns Hopkins University School of Advanced International Studies.  In 2007 he received a professional Certificate in Financial Analysis from New York University’s School of Continuing and Professional Studies in Bologna, Italy.  The Board of Directors believes that Mr. Wasserman's considerable experience as a lawyer and legal advisor as well as his service as director of several public companies make him well suited to serve as a member of Cadus's Board of Directors.

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

Other Matters Relating To Directors

In addition, and without acknowledging the following disclosure is required, on January 5, 2001, Reliance Group Holdings, Inc. ("Reliance") commenced an action in the United States District Court for the Southern District of New York against Mr. Icahn, Icahn Associates Corp. and High River High River Limited Partnership alleging that High River's tender offer for Reliance 9% senior notes violated Section 14(e) of the Exchange Act. Reliance sought a temporary restraining order and preliminary and permanent injunctive relief to prevent defendants from purchasing the notes. The Court initially imposed a temporary restraining order.  Defendants then supplemented the tender offer disclosures. The Court conducted a hearing on the disclosures and other matters raised by Reliance. It then denied plaintiff's motion for a preliminary injunction and ordered dissolution of its temporary restraining order following dissemination of the supplement. Reliance took an immediate appeal to the United States Court of Appeals for the Second Circuit and sought a stay to restrain defendants from purchasing notes during the pendency of the appeal. On January 30, 2001, the Court of Appeals denied plaintiff's stay application. On January 30, Reliance also sought a further temporary restraining order from the District Court. The Court considered the matter and reimposed its original restraint until noon the next day, at which time the restraint was dissolved. The appeal was argued on March 9 and denied on March 22, 2001.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Cadus’s directors and executive officers, and persons who own more than ten percent of a registered class of Cadus’s equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock of Cadus.  Reporting persons are required by SEC regulation to furnish the Company with copies of all such filed reports.  To Cadus’s knowledge, based solely on a review of copies of such filed reports furnished to Cadus, all of Cadus’s directors, officers and greater than ten percent beneficial owners made all required filings during fiscal year 2009 in a timely manner.

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

Board Leadership Structure and Role in Risk Oversight

Since the Company has only limited operations (with the Board's primary focus on preserving the Company's assets, licensing its technologies and acquiring or investing in companies or income producing assets), the leadership structure of our Board of Directors does not include a chairman, a lead independent director or similar position that identifies one member of the Board as having a leadership role among the Directors.  We believe that this structure provides equal opportunity for each Director to express his opinions regarding management and direction of the company.  The acting Chief Executive Officer of Cadus, who is serving as such under a consulting arrangement, is not a member of the Board of Directors.

The Board of Directors takes an active role in risk oversight related to the Company and, due to the current limited nature of the Company's operations, much of this role has been in overseeing the protection of the Company's intellectual property and the development and implementation of cash management policies.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus in all capacities for the fiscal years ended December 31, 2009 and 2008, by (i) all individuals serving as Cadus’s principal executive officer or principal financial officer, or acting in a similar capacity,  (ii) the three most highly compensated executive officers other than the executive officers in clause (i), who were serving as executive officers at the end of such fiscal year and (iii) up to two additional most highly compensated executive officers who would have otherwise been included in clause (ii) but for the fact that they were not serving as executive officers at the end of such fiscal year (collectively, the “Named Executive Officers”):

Summary Compensation Table For 2009 and 2008 Fiscal Years

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

David Blitz (1)	2009	$25,000	—	—	$25,000
President and Chief Executive	2008	$25,000	—	—	$25,000
Officer
___________________
(1)	Mr. David Blitz has been the Company’s acting President and Chief Executive Officer from May 2004 and serves in such capacity at the rate of $25,000 per annum.

Grants of Plan Based Awards.

There were no grants by Cadus of awards to Named Executive Officers during the fiscal year ended December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

No Named Executive Officer had any outstanding Cadus equity awards as of December 31, 2009.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2009, no Named Executive Officer exercised any stock option, stock appreciation right or similar instrument and no Cadus stock (including any restricted stock, restricted stock unit or similar instrument) vested for any Named Executive Officer.

Director Compensation

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus by its directors in all capacities for the fiscal year ended December 31, 2009:

Director Compensation Table For 2009 Fiscal Year

Name	Fees Earned or Paid in Cash ( $) (1)	All Other Compensation ($)		Total ($)

James R. Broach	$3,000	$12,000	(2)	$15,000
Russell D. Glass	$18,000	—		$18,000
Carl C. Icahn	$3,000	—		$3,000
Peter S. Liebert	$3,000	—		$3,000
Jack G. Wasserman	$18,000	—		$18,000
___________________
(1)
Each non-employee director receives $3,000 in annual compensation, payable quarterly in arrears.  Jack G. Wasserman and Russell D. Glass each received an additional $15,000 in compensation for serving on a special committee of the Board of Directors in connection with a potential acquisition that was ultimately not consummated.

(2)	James R. Broach provides consulting services to the Company for patent and license related matters, for which he was paid $12,000 in the fiscal year ended December 31, 2009.

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

As of March 15, 2010, there were no outstanding stock options granted under the 1996 Incentive Plan.

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

Compensation Discussion and Analysis

Introduction

The Compensation Committee of the Board of Directors of Cadus is responsible for determining and administering the Company’s compensation policies for the remuneration of Cadus’s officers.  The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective.  In 2009, Cadus had no officers other than its acting Chief Executive Officer who served in a consultative capacity at the rate of $25,000 per annum for the interim period during which the Company continued its search for a new Chief Executive Officer.  Accordingly, the following report of the Compensation Committee is not entirely applicable to calendar year 2009 but is presented for an historical perspective.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 2010 with respect to (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group.  All information is based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to the Company.

Name and Address of Beneficial Owner (1)	Number of Shares Amount and Nature of Beneficial Ownership		Percentage of Common Stock Owned(2)

Carl C. Icahn 767 Fifth Avenue New York, New York 10153	5,260,838	(3)	40.03%

Moab Partners, L.P. 152 East 62nd Street New York, NY 10021	1,719,350	(4)	13.08%

GlaxoSmithKline plc 980 Great West Road Brentford, Middlesex TW89GS England	660,962	(5)	5.03%

James R. Broach	—		*

Russell D. Glass	94,500		*

Peter S. Liebert, M.D.	8,334		*

Jack G. Wasserman	—		*

David Blitz c/o Joel Popkin & Company, P.C. 1430 Broadway (Suite 1805) New York, NY 10018	—		*

All executive officers and directors as a group (6 persons)	5,363,672		40.81%

* Less than one percent

(1)
Except as otherwise indicated above, the address of each stockholder identified above is c/o the Company, 767 Fifth Avenue, New York, NY 10153.  Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2)
Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 15, 2010, that may be exercised within 60 days after such date for purposes of computing the percentage of Common Stock owned by such person, but not for purposes of computing the percentage of Common Stock owned by any other person.  None of the persons listed above held options as of Mach 15, 2010.

(3)
Based on the most recent filings of SEC Form 4 by the reporting party.  Includes 2,258,790 shares of Common Stock held by High River Limited Partnership and 1,899,622 shares of Common Stock held by Barberry Corp.  Mr. Icahn is the sole shareholder of Barberry Corp. and Barberry Corp. is the sole member of Hopper Investments L.L.C. which is the general partner of High River Limited Partnership.

(4)	Based on the most recent filings of SEC Form 4 by the reporting party.

(5)	Includes 330,481 shares of Common Stock held by SmithKline Beecham p.l.c., an affiliate of GlaxoSmithKline plc.

Equity Compensation Plan Information.

The following table sets forth certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of Cadus were authorized for issuance as of December 31, 2009:

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2009 the Company has not been a participant in any transaction with a “related person” (as defined in Item 404 of Regulation S-K) where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, nor is any such transaction currently proposed.  The Company recognizes that related person transactions can present potential or actual conflicts of interest.  Accordingly, if a proposed transaction appears to or does involve a related person, and the amount involved exceeds $60,000, the transaction must be presented to the Board of Directors for its review and approval or ratification.  The Board of Directors may retain and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction.  Related party transactions where the amount involved does not exceed $60,000 do not require formal Board of Directors approval, but must be disclosed to the Board of Directors.   The foregoing procedures are designed to ensure that transactions with related persons are fair to the Company and in the Company’s best interests.

James Broach provides consulting services to the Company for patent and license related matters for which he was paid $12,000 and $12,000 in calendar years 2009 and 2008, respectively.

In May 2004, the Board of Directors appointed David Blitz the acting Chief Executive Officer of the Company at the rate of $25,000 per annum for the interim period during which the Company is continuing its search for a new Chief Executive Officer.  In 2009, the Company paid $25,000 to Mr. Blitz in such capacity.  Mr. Blitz remains an employee of Joel Popkin & Co., P.C., in which capacity he will continue to perform the Company’s internal accounting as he has done since March 2000.  The Company paid Joel Popkin & Co. $52,381 for such accounting services and $8,000 for tax preparation services performed in 2009 and anticipates that it will pay similar amounts for such services in 2010.

Cadus has the following directors:  James R. Broach, Russell D. Glass, Carl C. Icahn, Peter S. Liebert and Jack G. Wasserman.  Each of the directors, except for Carl C. Icahn, meets the standards for independence set forth in the Nasdaq Listing Rules.  The entire Board of Directors of the Company acts as the audit committee.  Each of the directors, except for Carl C. Icahn and James R. Broach, meets the standards for independence for audit committee members set forth in the Nasdaq Listing Rules.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth the aggregate fees incurred by the Company for the services of its principal accountants in 2009 and 2008:

	2009	2008
Audit Fees	$44,400	$44,255
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit fees consist of services rendered to the Company for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s quarterly financial statements and related services.

The Company’s policy is that, before accountants are engaged by the Company to render audit or non-audit services, the engagement is approved by Cadus’s Board of Directors. Cadus’s Board of Directors approved Holtz Rubenstein Reminick LLP’s engagement as the Company’s independent auditors for the fiscal year ending December 31, 2009 before Holtz Rubenstein Reminick LLP was so engaged.  All of the 2009 services described above were approved by the Board of Directors.

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
Date: March 30, 2010

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

Name	Title	Date

/s/ David Blitz	Chief Executive Officer and President	March 30, 2010
David Blitz	(Principal Executive Officer and
Principal Accounting Officer)

/s/ James R. Broach	Director	March 30, 2010
James R. Broach

/s/ Russell D. Glass	Director	March 30, 2010
Russell D. Glass

	Director	March __, 2010
Carl C. Icahn

/s/ Peter S. Liebert	Director	March 30, 2010
Peter S. Liebert

/s/ Jack G. Wasserman	Director	March 30, 2010
Jack G. Wasserman

CADUS CORPORATION AND SUBSIDIARY

INDEX

Page No.

Report of Independent Registered Public Accounting Firm:
Holtz Rubenstein Reminick LLP	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets - December 31, 2009 and 2008	F-3

Consolidated Statements of Operations - For the years ended December 31, 2009 and 2008	F-4

Consolidated Statements of Stockholders' Equity - For the years ended December 31, 2009 and 2008	F-5

Consolidated Statements of Cash Flows - For the years ended December 31, 2009 and 2008	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Cadus Corporation:

We have audited the accompanying consolidated balance sheets of Cadus Corporation and subsidiary (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years ended December 31, 2009 and 2008.  Cadus Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadus Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/HOLTZ RUBENSTEIN REMINICK LLP

New York, New York
March 30, 2010

CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS

Current assets:
Cash and cash equivalents	$24,098,443	$19,236,212
Short term investments	—	5,048,775
Interest receivable	1,454	13,116
Prepaid and other current assets	7,890	14,090

Total current assets	24,107,787	24,312,193

Investment in other ventures	194,255	193,718
Patents, net	377,968	464,401
Total assets	$24,680,010	$24,970,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$834	$15,055

Total current liabilities	834	15,055

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value. Authorized 35,000,000 shares at December 31, 2009 and 2008; issued 13,285,707 shares at December 31, 2009 and 2008; outstanding 13,144,040 shares at December 31, 2009 and 2008	132,857	132,857
Additional paid-in capital	59,847,443	59,847,443
Accumulated deficit	(35,001,049)	(34,724,968)
Treasury stock - at cost	(300,075)	(300,075)
Total stockholders’ equity	24,679,176	24,955,257
Total liabilities and stockholders’ equity	$24,680,010	$24,970,312

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009		2008

License and maintenance fees		$100,000		$100,000
Total revenues		100,000		100,000
Costs and expenses:
General and administrative		529,083		557,744
Amortization of patent costs		86,433		86,433
Income from equity in other ventures		(537)		(6,928)
Total costs and expenses		614,979		637,249
Operating (loss)		(514,979)		(537,249)
Other income (expense):
Interest income		71,696		714,670
Gain (loss) on sale and redemption of securities		209,781		(222,305)
Investment reduction to net asset value		—		(1,174,756)
Total other income (expense)		281,477		(682,391)
(Loss) before income tax provision		(233,502)		(1,219,640)
Provision for franchise and income taxes		42,579		49,258
Net (loss)	$	(276,081)	$	(1,268,898)
Basic and diluted net (loss) per share	$	(0.02)	$	(0.10)
Weighted average shares of common stock outstanding - basic and diluted		13,144,040		13,144,040

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Total
Balance at December 31, 2007	13,285,707	$132,857	$59,847,149	$(33,456,070)	(141,667)	$(300,075)	$26,223,861
Short term swing profits by shareholder	—	—	294	—	—	—	294
Net loss for the year ended December 31, 2008	—	—	—	(1,268,898)	—	—	(1,268,898)
Balance at December 31, 2008	13,285,707	132,857	59,847,443	(34,724,968)	(141,667)	(300,075)	24,955,257
Net loss for the year ended December 31, 2009	—	—	—	(276,081)	—	—	(276,081)
Balance at December 31, 2009	13,285,707	$132,857	$59,847,443	$(35,001,049)	(141,667)	$(300,075)	$24,679,176

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009		2008
Cash flows from operating activities:
Net loss	$	(276,081)	$(1,268,898)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of patent costs		86,433	86,433
(Income) from equity in other ventures		(537)	(6,928)
(Gain) loss on sale and redemption of securities		(209,781)	222,305
Investment reduction to net asset value		—	1,174,756
Changes in assets and liabilities:
Decrease (increase) in prepaid and other current assets		6,200	(12,940)
Decrease in interest receivable		11,662	89,404
Decrease in accrued expenses and other current liabilities		(14,221)	(7,297)
Net cash (used in) provided by operating activities		(396,325)	276,835
Cash flows provided by investing activities:
Proceeds from sale and redemption of securities		5,258,556	16,514,707
Net cash provided by investing activities		5,258,556	16,514,707
Cash flows provided by financing activities:
Short term swing profits by shareholder		—	294
Net cash provided by financing activities		—	294
Net increase in cash and cash equivalents		4,862,231	16,791,836
Cash and cash equivalents - beginning of year		19,236,212	2,444,376
Cash and cash equivalents - end of year		$24,098,443	$19,236,212
Supplemental disclosure of cash flow information:
Cash paid for federal income taxes		$—	$11,256

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

(b)          Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  There were cash equivalents of $23,440,150 at December 31, 2009 and there were no cash equivalents at December 31, 2008.

(c)          Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents.  Concentration of credit risk with respect to cash and cash equivalents is limited, as the Company's cash and cash equivalents are primarily with high quality financial institutions.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

(d)          Patents

Patents represent the costs of developing the patents of $1,439,820 that are amortized on a straight-line basis principally over seventeen years.  At December 31, 2009 and 2008 accumulated amortization is $1,061,852 and $975,419 respectively.  Amortization expense amounted to approximately $86,000 for each of the years ended December 31, 2009 and 2008.  The annual amortization for the next five years will be approximately $86,000 per year for the next four years and approximately $32,000 in the fifth year.  The Company reviews the carrying value of its patents whenever events or changes in circumstances indicate that the historical cost carrying value of the patents may no longer be appropriate.

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

(f)           Revenue Recognition

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

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

(g)          Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average number of common shares outstanding.  Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of dilutive common stock equivalents (stock options).  There were no outstanding stock options for the two years ended December 31, 2009 and 2008.

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

All of the Company’s marketable securities were Level 2 type assets.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

The Company uses financial instruments in the normal course of its business.  The carrying values of cash and cash equivalents and accounts payable approximates fair value.  Marketable securities were Level 2 type assets and carried at fair value as determined by an observable market value.  The fair value of the Company’s investments in privately held companies is not readily available.  The Company believes the fair values of these investments in privately held companies approximated their respective carrying values at December 31, 2009 and 2008.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.  From time to time, the cash balances exceed the Federal Depository Insurance Coverage Limit.  At December 31, 2009, the cash balance was $24,098,443.  The Company places its cash with a high credit quality financial institution.

(j)           Stock-Based Compensation

The Company uses the modified prospective method in accounting for share based payment in which compensation cost is recognized with the effective date (a) based on the FASB accounting guidance for all share based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date that remain unvested on the effective date.  The FASB guidance requires the Company to expense stock option grants.

(k)          Comprehensive Income

Comprehensive income is comprised of net (loss) income and other comprehensive (losses) income (or OCI).  OCI includes certain changes in stockholders’ equity that are excluded from net (loss) income.  Specifically, the Company includes in OCI changes in unrealized gains and losses on its available-for-sale securities. There was no comprehensive income for the years ended December 31, 2009 and December 31, 2008.

(l)           Recently Issued Accounting Standards

In April 2008, the FASB issued accounting guidance that amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of the recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  It applies to: (1) intangible assets that are acquired individually or with a group of other assets, and (2) intangible assets acquired both in business combinations and asset acquisitions. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  As a result, the company will apply the provisions to intangible assets acquired on or after January 1, 2009.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

In May 2009, FASB issued accounting guidance establishing general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  It is effective for interim and annual financial periods ending after June 15, 2009.  Its adoption did not have a material impact on the Company’s consolidated financial statements.  Activities through the filing date of this Form 10K have been evaluated for disclosure and recognition.

On April 9, 2009, the FASB issued accounting guidance that requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance is effective for interim reporting periods ending after June 15, 2009.  Its adoption for the period ended December 31, 2009 did not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued accounting guidance amending the other-than-temporary impairment guidance in generally accepted accounting principles for debt securities to make them more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  It is effective for interim and annual reporting periods ending after June 15, 2009.  Its adoption for the period ended December 31, 2009, did not have a material impact on Company’s consolidated financial statements.

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

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

On December 10, 2007, the Fund notified the Company that conditions in the short term credit markets had created a broad based perception of risk in non-subprime asset-backed securities causing illiquidity across the market which led to extreme pricing pressure in those securities.  The Fund also notified the Company that it is primarily invested in such securities, that it will begin an orderly liquidation of such securities, that unitholders would no longer be able to redeem their units in the Fund and that the Fund would redeem its units as it liquidated its investments.  The Fund also began to value its securities based on market value rather than amortized value for the purposes of determining net asset value per unit.  The Fund continued to pay interest monthly.  From December 10, 2007 through December 31, 2009, the Fund redeemed all 25,553,340 units held by the Company for $24,045,698, which redemption was $1,507,642 in the aggregate less than the cost of such units.

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

In December 1996, Cadus issued a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a shareholder of Cadus is the general partner.  The principal amount and interest thereon was paid in December 1998.  In addition, Cadus purchased for $160,660 in cash, a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly-owned by the shareholder.  Laurel's purpose was to invest, directly or indirectly, in securities of biotechnology companies.  Cadus is not required to make any additional investment in Laurel. As of and for the year ended December 31, 2009, Laurel’s assets and net income totaled $315,683 and $602, respectively. The investment is accounted for under the equity method with the recognition of losses limited to Cadus's capital contributions.  For the years ended December 31, 2009 and 2008, Cadus recognized income of $537 and $6,928, respectively, related to the investment. The Company’s investment in Laurel of $194,255 and $193,718 at December 31, 2009 and 2008, respectively, is reflected as investments in other ventures in the accompanying consolidated balance sheets.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

(6)	Licensing Agreements

In February 2000, Cadus licensed to OSI, on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. For the years ended December 31, 2009 and 2008, the Company recognized $100,000 each year in license and maintenance fees from OSI.

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

The Company has entered into license agreements with various third parties. Generally, the agreements provide that the Company will pay license fees and/or maintenance payments, in return for the use of technology and information and the right to manufacture, use and sell future products.  These agreements provide for payments based on the completion of milestone events, as well as royalty payments based upon a percentage of product or assay sales. License fees and maintenance payments for the years ended December 31, 2009 and 2008 were $25,000 and $25,000, respectively.

(8)	Income Taxes

Deferred net tax assets of approximately $14,872,000 and $15,421,000 at December 31, 2009 and 2008, respectively, relate principally to net operating loss carryforwards of $26,199,000 and $27,052,000, research and development credit carryforwards of $2,535,000 and $2,535,000 and equity losses on investments of $4,403,000 and $3,554,000 at December 31, 2009 and 2008, respectively.  An offsetting valuation allowance has been established for the full amount of the deferred tax assets to reduce such assets to zero, as a result of the significant uncertainty regarding their ultimate realization.  The aggregate valuation allowance decreased $549,000 in 2009 and increased $131,000 in 2008.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

The Company’s net operating loss carryforwards, research and development credit carryforwards and equity losses on investments noted above expire in various years from 2010 to 2029.   The net operating loss carryforwards and the research and development carryforwards expire as follows:

Year	Net Operating Loss Carryforwards	Research and Development Credit Carryforward
2010	$1,065,000	$—
2011	1,045,000	310,000
2012	6,950,000	725,000
2018	8,950,000	935,000
2019	5,810,000	565,000
2020 - 2029	2,379,000	—

The Company’s ability to utilize such net operating loss, research and development credit carryforwards and equity losses on investments may be subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986.  The Company’s tax provision for each year represents an amount for New York state tax on capital.

The Company adopted the provisions of FASB guidance for accounting for uncertainty in income taxes on January 1, 2007.  The guidance requires the Company to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, the Company applied the guidance to all tax positions for which the statute of limitations remained open.  The adoption of the guidance did not have a material impact in the financial statements during the years ended December 31, 2009 and 2008.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

(10)	Stock Options

Effective May 10, 1996, the 1993 Plan was replaced by the 1996 Incentive Plan ("the 1996 Plan") with respect to all future awards to Cadus' employees and consultants.  The options granted under the 1996 Plan may be either incentive stock options or nonqualified options.  In December 1996, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and such increase was approved by the stockholders of Cadus in June 1997.  In December 1997, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased to 1,833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and approved by the stockholders of Cadus in June 1998. On December 31, 2009, 1,745,388 shares of stock remained available for awards under the 1996 Plan.

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

There was no activity under the 1996 Plan for the years ended December 31, 2009 and 2008.

(11)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	2009	2008

Accrued professional fees	$834	$15,055

(12)	Related Party Transactions

James Broach, a member of Cadus’ Board of Directors, provides consulting services to the Company for patent and license related matters, for which he was paid $12,000 and $12,000 in calendar years 2009 and 2008, respectively.  These consulting services were recorded as a component of general and administrative expenses during each of the respective periods.  No amounts were included in accrued expenses as of December 31, 2009 and 2008.

In May 2004, the Board of Directors appointed David Blitz the acting Chief Executive Officer of the Company at the rate of $25,000 per annum for the interim period during which the Company is continuing its search for a new Chief Executive Officer.  In 2009 and 2008, the Company paid $25,000 and $25,000, respectively, to Mr. Blitz in such capacity.  Mr. Blitz remains an employee of Joel Popkin & Co. P.C., in which capacity he has performed the Company’s internal accounting since March 2000.  The Company paid Joel Popkin & Co., $52,381 and $52,281 for such accounting services in 2009 and 2008, respectively, and $8,000 and $8,000 in 2009 and 2008, respectively, for tax preparation services.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

(13)	Commitments and Contingencies

Lease Commitments

Cadus currently leases storage space on a month-to-month basis.  Rent expense for the years ended December 31, 2009 and 2008 amounted to $12,600 and $12,600, respectively.