Form 10-Q
period 2010-03-31
CADUS CORP
filed 2010-05-17
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes  ☐    No  ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of April 30, 2010 was 13,144,040.

CADUS CORPORATION

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of our plans, strategies and objectives for our future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.  Although Cadus Corporation (the “Company”) believes that the expectations reflected in our forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to the Company's ability to license its technologies to third parties, the Company's inability to acquire and operate other companies, the Company's capital needs and uncertainty of future funding, the Company's history of operating losses, the unpredictability of patent protection, risk of obsolescence of the Company's technologies, as well as other risks and uncertainties discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:

Cash and cash equivalents	$24,061,621	$24,098,443
Interest receivable	1,046	1,454
Prepaid and other current assets	17,962	7,890

Total current assets	24,080,629	24,107,787

Investment in other ventures	194,286	194,255
Patents, net	356,360	377,968
Total assets	$24,631,275	$24,680,010

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$24,068	$834
Total current liabilities	24,068	834

Commitments

Stockholders’ equity:

Common stock	132,857	132,857
Additional paid-in capital	59,847,443	59,847,443
Accumulated deficit	(35,073,018)	(35,001,049)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	24,607,207	24,679,176
Total liabilities and stockholders’ equity	$24,631,275	$24,680,010

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

License and maintenance fees	$100,000	$100,000

Total revenues	100,000	100,000

Costs and expenses:

General and administrative expenses	153,063	182,467
Amortization of patent costs	21,608	21,608
(Income) from equity in other ventures	(31)	(328)
Total costs and expenses	174,640	203,747
Operating loss	(74,640)	(103,747)

Other income:

Interest income	2,671	29,101
Gain on redemption of securities	-	2,074
Loss before provision for income taxes	(71,969)	(72,572)
Provision for income taxes	-	-
Net loss	$(71,969)	$(72,572)
Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.01)	$(0.01)
Weighted average shares of common stock outstanding – basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss	$(71,969)	$(72,572)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of patent costs	21,608	21,608
(Income) from equity in other ventures	(31)	(328)
Gain on redemption of securities	-	(2,074)
Changes in assets and liabilities:
Increase in prepaid and other current assets	(9,664)	(21,536)
Increase in accrued expenses and other current liabilities	23,234	65,100
Net cash used in operating activities	(36,822)	(9,802)

Cash flows provided by investing activities:
Proceeds from redemption and sale of investments	-	1,447,032
Net cash provided by investing activities	-	1,447,032
Net (decrease) increase in cash and cash equivalents	(36,822)	1,437,230
Cash and cash equivalents – beginning of period	24,098,443	19,236,212
Cash and cash equivalents – end of period	$24,061,621	$20,673,442

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 1	Organization and Basis of Preparation

The information presented as of March 31, 2010 and for the three month period then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.  The December 31, 2009 condensed consolidated balance sheet was derived from audited consolidated financial statements.  These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2009.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc.  All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three month period ended March 31, 2010 is not necessarily indicative of the results to be expected for the year ending December 31, 2010.

Note – 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  There were cash equivalents of $23,443,146 at March 31, 2010 and there were cash equivalents of $23,440,150 at December 31, 2009.

Note - 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding.  Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options).  There were no outstanding stock options for the three months ended March 31, 2010 and 2009.

Note - 4	Licensing Agreements

In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. (“OSI”), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software.  OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee of $250,000.  OSI was also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license and made its final such payment in February 2010.  During the three month period ended March 31, 2010 and 2009, the Company recognized $100,000 of license revenue related to this agreement.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note – 5	Fair Value of Financial Instruments

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

The Company uses financial instruments in the normal course of its business.  The carrying values of cash and cash equivalents and accounts payable approximate fair value.  Marketable securities were Level 2 type assets and carried at fair value as determined by an observable market value.  The fair value of the Company’s investment in a privately held company is not readily available.  The Company believes the fair value of this investment in a privately held company approximated its carrying value at March 31, 2010 and 2009.

Note – 6	Newly Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance for revenue recognition with multiple deliverables.  This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, it modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption is permitted. The Company does not expect this new guidance to have a material effect on the consolidated financial statements.

In January 2010, the FASB issued new guidance which improves disclosures about fair value measurements.  The new standard is effective for interim and annual periods beginning after December 15, 2009, except for certain disclosures regarding Level 3 measurements which are effective for fiscal years beginning after December 15, 2010.  The Company is evaluating the impact of this guidance on its consolidated financial statements and does not expect this new guidance to have a material effect on the consolidated financial statements.

In February 2010, the FASB issued updated guidance to address certain implementation issues related to an entity’s requirements to perform and disclose subsequent events procedures.  This update requires SEC filers to evaluate subsequent events through the date financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated.  The updated guidance was effective upon issuance, and did not have a material impact on the Company’s consolidated financial statements.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note – 6	Newly Adopted Accounting Pronouncements (continued)

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements

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

At March 31 2010, the Company had an accumulated deficit of approximately $35.1 million.  The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations.  These costs have exceeded the Company’s revenues and interest income.  As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses.  The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

Three Month Ended March 31, 2010 and 2009.

Revenues

Revenues for the three months ended March 31, 2010 and 2009 were $100,000, which is the annual maintenance fee from OSI.  OSI was obligated to pay this annual maintenance until the earlier of 2010 or the termination of its license and it made its final such payment of $100,000 in February 2010.

Costs and Expenses

General and administrative expenses decreased to $153,063 for the three months ended March 31, 2010 from $182,467 for the same period in 2009.  Patent costs decreased by $11,354, accounting and legal expenses decreased by $25,202, and consulting costs decreased by $348.  There was an increase in Delaware Franchise tax of $7,450 and other net increases of $50.

For the three months ended March 31, 2010, the Company recognized income of $31in its investment in Laurel Partners Limited Partnership.  The income for the same period in 2009 was $328.

Interest Income

Interest income for the three months ended March 31, 2010 was $2,671 compared to interest income of $29,101 for the same period in 2009.  This decrease is attributable primarily to significant lower interest rates earned on invested funds.

Net (Loss)

Net loss for the three months ended March 31, 2010 was $71,969 compared to a net loss of $72,572 for the same period in 2009.  The decrease in net loss can be principally attributed to a decrease in general and administrative expenses of $29,404 offset by a decrease in interest income of $26,430, a decrease in income from equity in other ventures of $297 and a decrease in a gain on redemption of securities of $2,074.

Liquidity and Capital Resources

At March 31, 2010, the Company held cash and cash equivalents of $24.1 million.  The Company's working capital at March 31, 2010 was $24.1 million.

The Company believes that its existing capital resources, together with interest income, will be sufficient to support its operations through the end of 2011.  This forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary.  The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to acquire or invest in companies and income-producing assets and the expenses of pursuing such transactions.

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

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 30, 2009 as filed with the Securities and Exchange Commission on March 31, 2010.

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

CADUS CORPORATION
(Registrant)

Dated: May 17, 2010	By:	/s/ David Blitz
David Blitz
President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31	Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002