Form 10-Q
period 2010-06-30
CADUS CORP
filed 2010-08-12
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes  ☐                 No  ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of July 31, 2010 was 13,144,040.

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

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash and cash equivalents	$23,976,449	$24,098,443
Interest receivable	1,788	1,454
Prepaid and other current assets	28,890	7,890

Total current assets	24,007,127	24,107,787

Investment in other ventures	194,097	194,255
Patents, net	334,752	377,968
Total assets	$24,535,976	$24,680,010

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$16,013	$834
Total current liabilities	16,013	834

Commitments

Stockholders’ equity:

Common stock	132,857	132,857
Additional paid-in capital	59,847,443	59,847,443
Accumulated deficit	(35,160,262)	(35,001,049)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	24,519,963	24,679,176
Total liabilities and stockholders’ equity	$24,535,976	$24,680,010

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)

License and maintenance fees	$—	$—
Total revenues	—	—
Costs and expenses:
General and administrative expenses	70,592	123,153
Amortization of patent costs	21,609	21,609
Loss from equity in other ventures	189	—
Total costs and expenses	92,390	144,762
Operating loss	(92,390)	(144,762)
Other income:
Interest income	5,146	22,162
Gain on redemption of securities	—	19,270
Loss before provision for income taxes	(87,244)	(103,330)
Provision for income taxes	—	—
Net loss	$(87,244)	$(103,330)

Basic and diluted loss per weighted average share of common stock outstanding	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding – basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)

License and maintenance fees	$100,000	$100,000
Total revenues	100,000	100,000
Costs and expenses:
General and administrative expenses	223,656	305,620
Amortization of patent costs	43,216	43,217
Loss (income) from equity in other ventures	158	(328)
Total costs and expenses	267,030	348,509
Operating loss	(167,030)	(248,509)
Other income:
Interest income	7,817	51,263
Gain on redemption of securities	—	21,344
Loss before provision for income taxes	(159,213)	(175,902)
Provision for income taxes	—	—
Net loss	$(159,213)	$(175,902)

Basic and diluted loss per weighted average share of common stock outstanding	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding – basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net (loss)	$(159,213)	$(175,902)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of patent costs	43,216	43,217
Loss (income) from equity in other ventures	158	(328)
Gain on redemption of securities	—	(21,344)
Changes in assets and liabilities:
Increase in prepaid and other current assets	(21,334)	(20,085)
Increase in accrued expenses and other current liabilities	15,179	11,693
Net cash used in operating activities	(121,994)	(162,749)
Cash flows provided by investing activities:
Proceeds from redemption of investment	—	1,934,798
Net cash provided by investing activities	—	1,934,798
Net (decrease) increase in cash and cash equivalents	(121,994)	1,772,049
Cash and cash equivalents – beginning of period	24,098,443	19,236,212
Cash and cash equivalents – end of period	$23,976,449	$21,008,261

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note - 1	Organization and Basis of Preparation

Until July 30, 1999, the Company devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies.  On July 30, 1999, the Company sold its drug discovery assets to OSI Pharmaceuticals, Inc. (“OSI”) and ceased its internal drug discovery operations and research efforts for collaborative partners.  The Company currently has limited operations, no employees and the Company’s current Chief Executive Officer is a consultant.  The Company is currently seeking to (i) license its wholly-owned subsidiary’s drug discovery technologies and (ii) to use a portion of its available cash to acquire or invest in companies or income producing assets.

The information presented as of June 30, 2010 and for the three month and six month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.  The December 31, 2009 condensed consolidated balance sheet was derived from audited consolidated financial statements.  These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2009.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc.  All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three and six month periods ended June 30, 2010 is not necessarily indicative of the results to be expected for the year ending December 31, 2010.

Note – 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  There were cash equivalents of $23,448,550 at June 30, 2010 and there were cash equivalents at December 31, 2009 of $23,440,150.

Note - 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding.  Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options).  There were no outstanding stock options for the three and six months ended June 30, 2010 and 2009.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note - 4	Licensing Agreements

In February 2000, Cadus licensed to OSI, on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software.  OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee of $250,000.  OSI paid the final annual maintenance fee of $100,000 in February 2010 and is no longer obligated to pay annual maintenance fees to Cadus.  During the six month periods ended June 30, 2010 and 2009, the Company recognized $100,000 of license revenue related to this agreement.

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

The Company uses financial instruments in the normal course of its business.  The carrying values of cash and cash equivalents and accounts payable approximates fair value.  Marketable securities were Level 2 type assets and carried at fair value as determined by an observable market value.  The fair value of the Company’s investment in a privately held company is not readily available.  The Company believes the fair value of this investment in a privately held company approximated its respective carrying values at June 30, 2010 and 2009.

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

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note – 6	Newly Adopted Accounting Pronouncements (continued)

In January 2010, the FASB issued new guidance which improves disclosures about fair value measurements.  The new standard was effective for interim and annual periods beginning after December 15, 2009, except for certain disclosures regarding Level 3 measurements which are effective for fiscal years beginning after December 15, 2010.  The Company is evaluating the impact of this guidance on its consolidated financial statements and does not expect this new guidance to have a material effect on the consolidated financial statements.

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

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was incorporated in 1992 and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies.  On July 30, 1999, the Company sold its drug discovery assets to OSI and ceased its internal drug discovery operations and research efforts for collaborative partners.  The Company currently has limited operations, no employees and the Company’s current Chief Executive Officer is a consultant.  The Company is currently seeking to (i) license its wholly-owned subsidiary’s drug discovery technologies and (ii) to use a portion of its available cash to acquire or invest in companies or income producing assets.

At June 30, 2010, the Company had an accumulated deficit of approximately $35.2 million.  The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations.  These costs have exceeded the Company’s revenues and interest income.  As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses.  The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

Three Months Ended June 30, 2010 and 2009.

Revenues

There were no revenues for the three months ended June 30, 2010 and 2009.

Costs and Expenses

General and administrative expenses decreased to $70,592 for the three months ended June 30, 2010 from $123,153 for the same period in 2009.  Patent costs decreased by $6,291, accounting and legal expenses decreased by $16,890 and directors’ fees decreased by $30,000.  In 2009, fees of $15,000 were paid to each of two directors who served as a special committee of the board in connection with a proposed acquisition that was not consummated.  Other costs increased by $620.

For the three months ended June 30, 2010, the Company recognized a loss of $189 in its investment in Laurel Partners Limited Partnership.  There was no income for the same period in 2009.

Interest Income

Interest income for the three months ended June 30, 2010 was $5,146 compared to interest income of $22,162 for the same period in 2009.  This decrease is attributable primarily to lower interest rates on invested funds.

Net (Loss)

Net loss for the three months ended June 30, 2010 was $87,244 compared to a net loss of $103,330 for the same period in 2009.  The decrease in net loss can be principally attributed to a decrease in general and administrative expenses of $52,561 offset by a decrease in interest income of $17,016, a decrease in gain on redemption of securities of $19,270 and a loss in 2010 from equity in other ventures of $189.

Six Months Ended June 30, 2010 and 2009

Revenues

Revenues for the six months ended June 30, 2010 and 2009 were $100,000, which is the annual maintenance fee from OSI.  OSI paid the final annual maintenance fee in February 2010 and is no longer obligated to pay annual maintenance fees to Cadus.

Costs and Expenses

General and administrative expenses decreased to $223,656 for the six months ended June 30, 2010 from $305,620 for the same period in 2009.  Patent costs decreased by $17,645, accounting and legal expenses decreased by $42,092, directors fees decreased by $30,000 and other costs increased by $7,773. In 2009, fees of $15,000 were paid to each of two directors who served as a special committee of the board in connection with a proposed acquisition that was not consummated.

For the six months ended June 30, 2010, the Company recognized a loss of $158 in its investment in Laurel Partners Limited Partnership.  The income for the same period in 2009 was $328.

Interest Income

Interest income for the six months ended June 30, 2010 was $7,817 compared to interest income of $51,263 for the same period in 2009.  This decrease is attributable primarily to lower interest rates on invested funds.

Net (Loss)

Net loss for the six months ended June 30, 2010 was $159,213 compared to a net loss of $175,902 for the same period in 2009.  General and administrative expenses and amortization of patent costs decreased by $81,965 offset by a decrease in interest income of $43,446, a decrease in income from equity in other ventures of $486, and a 2009 gain of $21,344 on redemption of securities.

Liquidity and Capital Resources

At June 30, 2010, the Company held cash and cash equivalents of $23.9 million.  The Company's working capital at June 30, 2010 was $24.0 million.

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

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on March 30, 2010.

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

CADUS CORPORATION
(Registrant)

Dated: August 12, 2010	By:	/s/ David Blitz
David Blitz
President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31	Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002