Form 10-Q
period 2010-09-30
CADUS CORP
filed 2010-11-15
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0-28674

CADUS CORPORATION

(Exact Name of Registrant as Specified on its Charter)

Delaware	13-3660391
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue, New York, New York	10153
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(212) 702-4300

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

Yes  ☐                      No  ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of October 31, 2010 was 13,144,040.

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

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current assets:

Cash and cash equivalents	$23,858,853	$24,098,443
Interest receivable	2,379	1,454
Prepaid and other current assets	39,790	7,890

Total current assets	23,901,022	24,107,787

Investment in other ventures	194,177	194,255
Patents, net	313,144	377,968
Total assets	$24,408,343	$24,680,010

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$8,449	$834
Total current liabilities	8,449	834

Commitments

Stockholders’ equity:

Common stock	132,857	132,857
Additional paid-in capital	59,847,443	59,847,443
Accumulated deficit	(35,280,331)	(35,001,049)
Treasury stock	(300,075)	(300,075)
Total stockholders’ equity	24,399,894	24,679,176
Total liabilities and stockholders’ equity	$24,408,343	$24,680,010

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,
	2010		2009
	(Unaudited)		(Unaudited)

License and maintenance fees		$—	$—
Total revenues		—	—
Costs and expenses:
General and administrative expenses		105,256	110,646
Amortization of patent costs		21,608	21,608
Income from equity in other ventures		(80)	(144)
Total costs and expenses		126,784	132,110
Operating loss		(126,784)	(132,110)

Other income:
Interest income		6,716	14,177
Gain on redemption of securities		—	136,184
(Loss) income before provision for income taxes		(120,068)	18,251
Provision for income taxes		—	—
Net (loss) income	$	(120,068)	$18,251

Basic and diluted loss per weighted average share of common stock outstanding	$	(0.01)	$0.00

Weighted average shares of common stock outstanding – basic and diluted		13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Nine Months Ended
	September 30,
	2010		2009
	(Unaudited)		(Unaudited)

License and maintenance fees		$100,000		$100,000
Total revenues		100,000		100,000
Costs and expenses:
General and administrative expenses		328,911		416,266
Amortization of patent costs		64,825		64,825
Loss (income) from equity in other ventures		78		(472)
Total costs and expenses		393,814		480,619
Operating loss		(293,814)		(380,619)
Other income:
Interest income		14,532		65,440
Gain on redemption of securities		—		157,528
Loss before provision for income taxes		(279,282)		(157,651)
Provision for income taxes		—		—
Net loss	$	(279,282)	$	(157,651)

Basic and diluted (loss) per weighted average share of common stock outstanding	$	(0.02)	$	(0.01)

Weighted average shares of common stock outstanding – basic and diluted		13,144,040		13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(279,282)	$(157,651)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of patent costs	64,825	64,825
Loss (income) from equity in other ventures	78	(472)
Gain on redemption of securities	—	(157,528)
Changes in assets and liabilities:
Increase in prepaid and other current assets	(32,825)	(20,154)
Increase in accrued expenses and other current liabilities	7,614	5,154
Net cash used in operating activities	(239,590)	(265,826)
Cash flows provided by investing activities:
Proceeds from redemption of investment	—	4,152,836
Net cash provided by investing activities	—	4,152,836
Net (decrease) increase in cash and cash equivalents	(239,590)	3,887,010
Cash and cash equivalents – beginning of period	24,098,443	19,236,212
Cash and cash equivalents – end of period	$23,858,853	$23,123,222

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note - 1	Organization and Basis of Preparation

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

The information presented as of September 30, 2010 and for the three month and nine month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.  The December 31, 2009 condensed consolidated balance sheet was derived from audited consolidated financial statements.  These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2009.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc.  All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the nine month period ended September 30, 2010 is not necessarily indicative of the results to be expected for the year ending December 31, 2010.

Note – 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  There were cash equivalents of $23,454,618 at September 30, 2010 and there were cash equivalents at December 31, 2009 of $23,440,150.

Note - 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding.  Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options).  There were no outstanding stock options for the three and nine months ended September 30, 2010 and 2009.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements

Note - 4	Licensing Agreements

In February 2000, Cadus licensed to OSI Pharmaceuticals, Inc. (“OSI”), on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software.  OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000 and in December 2000 a supplemental license fee of $250,000.  OSI paid the final annual maintenance fee of $100,000 in February 2010 and is no longer obligated to pay annual maintenance fees to Cadus.  During the nine month periods ended September 30, 2010 and 2009, the Company recognized $100,000 of license revenue related to this agreement.

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

The Company uses financial instruments in the normal course of its business.  The carrying values of cash and cash equivalents and accounts payable approximates fair value.  Marketable securities were Level 2 type assets and carried at fair value as determined by an observable market value.  The fair value of the Company’s investment in a privately held company is not readily available.  The Company believes the fair value of this investment in a privately held company approximated its respective carrying values at September 30, 2010 and 2009.

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

At September 30, 2010, the Company had an accumulated deficit of approximately $35.3 million.  The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations.  These costs have exceeded the Company’s revenues and interest income.  As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses.  The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

Three Month Ended September 30, 2010 and 2009.

Revenues

There were no revenues for the three months ended September 30, 2010 and 2009.

Costs and Expenses

General and administrative expenses decreased to $105,256 for the three months ended September 30, 2010 from $110,646 for the same period in 2009.  Patent costs decreased by $2,123, accounting, consulting and legal expenses decreased by $17,737, stockholder relations increased by $10,824 due to costs associated with the stockholder’s meeting on October 6, 2010, and other costs increased by $3,646.

For the three months ended September 30, 2010, the Company recognized a gain of $80 in its investment in Laurel Partners Limited Partnership.  There was a gain of $144 for the same period in 2009.

Interest Income

Interest income for the three months ended September 30, 2010 was $6,716 compared to interest income of $14,177 for the same period in 2009. This decrease is attributable primarily to significantly lower interest rates earned on invested funds.

Net (Loss)Income

Net loss for the three months ended September 30, 2010 was $120,068 compared to a net income of $18,251 for the same period in 2009. The increase in net loss can be principally attributed to a decrease in general and administrative expenses of $5,390 offset by a decrease in interest income of $7,461, a decrease in gain on redemption of securities of $136,184 and a decrease in income from equity in other ventures of $64.

Nine Months Ended September 30, 2010 and 2009

Revenues

Revenues for the nine months ended September 30, 2010 and 2009 were $100,000, which is the annual maintenance fee from OSI.  OSI was obligated to pay this annual maintenance until the earliest of 2010 or the termination of its license. It made its final payment of $100,000 in February 2010 and is no longer obligated to pay annual maintenance fees to Cadus.

Costs and Expenses

General and administrative expenses decreased to $328,911 for the nine months ended September 30, 2010 from $416,266 for the same period in 2009.  Patent costs decreased by $19,768, accounting consulting and legal expenses decreased by $60,176, directors’ fees decreased by $30,154, stockholder relations increased by $10,972 and other costs increased by $11,771.  In 2009, fees of $15,000 were paid to each of two directors who served as a special committee of the board in connection with a proposed acquisition that was not consummated.

For the nine months ended September 30, 2010, the Company recognized a loss of $78 in its investment in Laurel Partners Limited Partnership.  The income for the same period in 2009 was $472.

Interest Income

Interest income for the nine months ended September 30, 2010 was $14,532 compared to interest income of $65,440 for the same period in 2009.  This decrease is attributable primarily to significant lower interest rates earned on invested funds.

Net (Loss)

Net loss for the nine months ended September 30, 2010 was $279,282 compared to a net loss of $157,651 for the same period in 2009.  General and administrative expenses decreased by $87,355 offset by a decrease in interest income of $50,908, a decrease in income from equity in other ventures of $550, and a 2009 gain of $157,528 on redemption of securities.

Liquidity and Capital Resources

At September 30, 2010, the Company held cash and cash equivalents of $23.9 million.  The Company's working capital at September 30, 2010 was $23.9 million.

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

CADUS CORPORATION
(Registrant)

Dated: November 15, 2010	By:	/s/ David Blitz
David Blitz
President and Chief Executive Officer (Authorized
Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31	Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002