Form 10-K
period 2010-12-31
CADUS CORP
filed 2011-03-30
CIK 911148

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                              December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes: ☐ No: ☒

As of June 30, 2010, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $7,776,080.64.

Number of shares outstanding of each class of Common Stock, as of March 15, 2011: 13,144,040 shares.

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

Cadus and the Subsidiary (collectively, the “Company”) currently have no employees and limited operations.  The Company is presently seeking to (i) license the Subsidiary’s drug discovery technologies and (ii) use all or a portion of its existing cash and, where feasible and appropriate, seek additional debt or equity financing, to acquire or invest in one or more companies or income producing assets.  While such companies or assets might be in the biotechnology or pharmaceutical industries, the Company will consider acquisitions or investments in other industries as well.

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

In February 2000, Cadus licensed its yeast technologies and its bioinformatics software to OSI on a non-exclusive basis. In December 2001, Cadus transferred all of its patents, patent applications, know how, licenses and drug discovery technologies to the Subsidiary. The Subsidiary is seeking to license these technologies to other third parties. Three of these technologies are used to identify small molecules that act as agonists or antagonists to cell surface receptors: (i) a hybrid yeast cell technology that expresses a functioning human receptor and a portion of its signaling pathway in a yeast cell, (ii) the Autocrine Peptide Expression (“Apex™”) system that expresses in a hybrid yeast cell both a known human ligand and the receptor that is activated by that ligand and (iii) the Company’s Self Selecting Combinatorial Library (“SSCL™”) technologies, which are used to identify a ligand that activates a targeted orphan receptor (a receptor whose function is not known).

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

Yeast

The Company has developed technologies based on yeast that are useful in identifying drug discovery candidates targeted at G Protein-coupled receptors. Yeast is a single–celled microorganism that is commonly used to make bread, beer and wine. In the 1980’s, scientists discovered structural and functional similarities between yeast cells and human cells. Both yeast and human cells consist of a membrane, an intracellular region and a nucleus containing genes. Basic cellular processes, including metabolism, cell division, DNA and RNA synthesis and signal transduction, are the same in both human and yeast cells. Yeast also has signal transduction pathways that function similarly to human cell pathways. More than 40 percent of all human gene classes have functional equivalents in yeast. The genes in yeast express proteins, including cell–surface receptors such as G Protein–coupled receptors and signaling molecules such as protein kinases, that are similar to human proteins.

The Company has developed several proprietary drug discovery technologies that address many of the limitations of traditional drug discovery methods, including tools used to screen for compounds that act as agonists or antagonists to cell surface receptors and tools used to identify ligands to targeted orphan receptors.  The Subsidiary is currently seeking to license these technologies to third parties.

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

Collaborative Arrangements

The Company no longer has any collaboration with pharmaceutical companies.  The Bristol-Myers Squibb Company collaboration expired in July 1999, the Solvay Pharmaceuticals collaboration was assigned to OSI in July 1999 and the Company and SmithKline Beecham p.l.c. agreed to terminate their collaboration in September 1999.  Each of Bristol-Myers Squibb Company and SmithKline Beecham p.l.c. is required to make payments to the Company upon the achievement by it of certain pre-clinical and drug development milestones and to pay the Company royalties on the sale of any drugs developed as a result of the research collaboration with the Company or through the use of the Company’s drug discovery technologies.  There can be no assurance that any such milestones will be achieved or any such drugs developed.

Licensing Arrangements

In February 2000, Cadus licensed to OSI, on a non-exclusive basis, its yeast technologies, including various reagents and its library of over 25,000 yeast strains, and its bioinformatics software.  OSI paid to Cadus a license fee of $100,000 and an access fee of $600,000.  OSI was also obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license.  OSI paid the final annual maintenance fee of $100,000 in February 2010.  In December 2001, Cadus transferred its license with OSI to the Subsidiary.  The Subsidiary is seeking to license its yeast technologies to other third parties.

Patents, Proprietary Technology and Trade Secrets

The Subsidiary relies upon patents and trade secrets to protect its proprietary technologies.  As of March 15, 2011, the Subsidiary is the assignee of 24 issued U.S. patents and 20 related granted foreign patents covering aspects of its yeast technology and is the exclusive worldwide licensee of five issued U.S. patents and one related granted foreign patent for use in drug discovery.

The Company has obtained from Duke University an exclusive worldwide license to five issued U.S. patents and one related granted foreign patent covering hybrid yeast cell technologies.  These patents and patent applications are directed to hybrid yeast cells engineered to express human G Protein-coupled receptors and to methods of their use.  In consideration for such license, the Subsidiary pays a minimum annual royalty and is required to make payments upon the achievement by the Subsidiary of certain drug development milestones and to pay royalties (net of minimum royalties) on the sale of drugs by the Subsidiary which were initially identified by the Subsidiary through the use of the licensed technology. In lieu of milestones and royalty payments on sales of drugs by sublicensees initially identified by sublicensees through the use of the licensed technology, the Subsidiary pays an annual fee (net of the minimum annual royalty) for each sublicense granted by it to such technology.

The Company has patents covering inventions by Cadus's scientists directed to hybrid yeast cells and yeast cells engineered to produce both peptide libraries and human proteins that can function in certain signal transduction pathways of the engineered yeast cell. These patents seek to protect aspects of the Apex™ and SSCL™ technologies. The Company also has patents directed to methods, constructs and reagents, including engineered cells, for discovering ligands to orphan receptors. Peptides, and mimetics thereof, which have been discovered using the SSCL™ technology, are also covered in these patents both as compositions and for their therapeutic use.

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

Patent law as it relates to inventions in the biotechnology field is still evolving, and involves complex legal and factual questions for a number of which legal principles are not firmly established. Accordingly, no predictions can be made regarding the breadth or enforceability of claims allowed in the patents that have been issued to the Company or its licensors or in patents that may be issued to the Company or its licensors in the future. Accordingly, no assurance can be given that the claims in such patents, either as initially allowed by the United States Patent and Trademark Office or any of its foreign counterparts or as may be subsequently interpreted by courts inside or outside the United States, will be sufficiently broad to protect the Company’s proprietary rights, will be commercially valuable or will provide competitive advantages to the Company and its present or future collaborative partners or licensees. Further, there can be no assurance that patents will be granted with respect to any patent applications filed by the Company in the future. There can be no assurance that any of the Company’s issued or licensed patents would ultimately be held valid or that efforts to defend any of its patents, trade secrets, know–how or other intellectual property rights would be successful.

The field of gene discovery has become intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents covering their gene discoveries. Some of these applications or patents may be competitive with the Company’s applications or conflict in certain respects with claims made under the Company’s applications. Moreover, because patent applications in the United States and abroad are published not earlier than eighteen months from their earliest effective filing date and because publication of technological developments in the scientific or patent literature often lags behind the date of such developments, the Company cannot be certain that it was the first to invent the subject matter covered by its patents. If an issue regarding priority of invention were to arise with respect to any of the U.S. patents of the Company or its licensors, the Company might have to participate in litigation or interference proceedings declared by the United States Patent and Trademark Office or similar agencies in other countries to determine priority of invention. Any such participation could result in substantial cost to the Company, even if the eventual outcome were favorable to the Company.

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

Employees

As of March 15, 2011, the Company had no employees.  David Blitz, the Chief Executive Officer of Cadus and the Subsidiary, is not an employee of Cadus or the Subsidiary, and is serving under a consulting arrangement as the acting Chief Executive Officer of Cadus and the Subsidiary at the rate of $25,000 per annum.

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

The Company May Be Unable to Derive Revenues from its Technologies

The Company licensed its yeast technologies to OSI.  Under its license, OSI was obligated to pay an annual maintenance fee of $100,000 until the earlier of 2010 or the termination of the license.  OSI paid the final annual maintenance fee of $100,000 in February 2010 and is no longer obligated to pay annual maintenance fees to Cadus. The Company is seeking to license its yeast technologies to other third parties.  There can be no assurance that the Company will enter into new licensing arrangements with other third parties.

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

History of Operating Losses

The Company has incurred operating losses in each year since its inception with the exception of 2002.   At December 31, 2010, the Company had an accumulated deficit of approximately $35.4 million. The Company's losses have resulted principally from costs incurred in connection with its previous research and development activities and from general and administrative costs associated with the Company's operations.  These costs have exceeded the Company's revenues.  The Company expects to incur additional operating losses over the next several years.

Uncertainty of Utilization of Operating Loss and Research and Development Credit Carryforwards.

The Company had a net operating loss carryforward of approximately $25,545,000 and a research and development credit carryforward of approximately $2,535,000 at December 31, 2010.  These net operating loss carryforwards and the research and development credit carryforward expire in various years from 2011 to 2030.  The Company's ability to utilize such net operating loss and research and development credit carryforwards for income tax savings is subject to certain limitations, and there can be no assurance that the Company will be able to utilize such carryforwards.

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

Control by Existing Stockholders; Concentration of Stock Ownership

Carl C. Icahn beneficially owns, as of March 15, 2011, approximately 40% of the outstanding shares of Common Stock. As a result, Mr. Icahn, acting alone, will be able to control most matters requiring approval by the stockholders of the Company, including the election of directors, the adoption of charter amendments, and the approval of mergers and other extraordinary corporate transactions. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Item 4.  [Removed and Reserved.]

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

Fiscal Year 2010	High	Low

First quarter ended March 31, 2010	$1.57	$1.40

Second quarter ended June 30, 2010	$1.59	$1.43

Third quarter ended September 30, 2010	$1.56	$1.40

Fourth quarter ended December 31, 2010	$1.51	$1.21

Fiscal Year 2009	High	Low

First quarter ended March 31, 2009	$1.55	$1.28

Second quarter ended June 30, 2009	$1.57	$1.26

Third quarter ended September 30, 2009	$1.59	$1.29

Fourth quarter ended December 31, 2009	$1.60	$1.42

As of March 15, 2011, there were approximately 63 holders of record of Cadus’s Common Stock.

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

The Company has incurred operating losses in each year since its inception except for an operating gain of approximately $214,000 for the year ended December 31, 2002.  At December 31, 2010, the Company had an accumulated deficit of approximately $35.4 million.  The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations.  These costs have exceeded the Company’s revenues and interest income.

As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses.  Despite the fact that the Company has no employees and limited operations, it continues to incur general and administrative expenses.  These, for the most part, relate to legal, accounting and other costs associated with maintaining a public company and legal and other costs relating to the maintenance of patents.  For the year ended December 31, 2010, such expenses aggregated $395,226 and included patent costs (including legal fees) and license fees of approximately $72,000, legal fees (other than in connection with patents) of approximately $95,000, bookkeeping, and accounting and tax preparation fees of approximately $102,000.  Since the Company only had revenues of $100,000, it incurred an operating loss of $382,000 for the year ended December 31, 2010.

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

Result of Operations

Years Ended December 31, 2010 and 2009

Revenues

Revenues for 2010 and 2009 were $100,000 which is the annual maintenance fee from OSI.

Operating Expenses

General and administrative expenses decreased to $395,226 for 2010 from $529,083 in 2009. This decrease was attributable to a decrease in patent costs and license fee of $19,716, professional fees of $107,936 and directors’ fees of $29,404. The decrease in professional fees and directors’ fees in 2010 is due to the costs incurred in 2009 for a proposed acquisition that was not consummated. The reduction in 2010 expenses were offset by a $12,371 increase in Delaware Franchise Tax, stockholder relations of $10,619 due to the holding of the annual meeting in 2010 and miscellaneous increases of $209.

Equity in Other Ventures

Equity in other ventures in 2010 reflects a recognized loss of $23 from the Company’s investment in Laurel Partners Limited Partnership. There was a recognized $537 gain in 2009 from such investment.

Interest Income

The average interest earned on invested funds declined from 0.30% in 2009 to 0.08% in 2010. As a result, interest income for 2010 decreased to $19,133 from $71,696 in 2009.

Net Loss

Net loss for 2010 was $400,812 compared to a net loss of $276,081 in 2009. The increase in net loss is attributable to a decrease in interest income of $52,563, a decrease in gain on redemption of securities of $209,781, a decrease in income from equity in other ventures of $560, offset by a decrease in general and administrative expenses of $133,857, provision for franchise and income taxes of $564, and sundry other income of $3,752 in 2010.

Liquidity and Capital Resources

At December 31, 2010, the Company held cash of $23.8 million.  The Company’s working capital at December 31, 2010 was $23.8 million.

In February 2000, Cadus licensed to OSI, on a nonexclusive basis, its yeast technologies.  OSI was obligated to pay an annual maintenance fee of $100,000 until the earliest of 2010 or the termination of the license.  OSI paid the final annual maintenance fee of $100,000 in February 2010 and is no longer obligated to pay annual maintenance fees to Cadus.

The Company believes that its existing resources, together with interest income, will be sufficient to support its current and projected funding requirements through the end of 2012. This forecast of the period of time through which the Company’s financial resources will be adequate to support its operation is a forward-looking statement that may not prove accurate and, as such, actual results may vary.  The Company’s capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company’s efforts to license its technologies and otherwise realize value from its assets, the transactions, if any, arising from the Company’s efforts to acquire or invest in companies or income producing assets and the expenses of pursuing such transactions.

Net Operating Loss Carryforwards

At December 31, 2010, the Company had tax net operating loss carryforwards of approximately $25.5 million and research and development credit carryforwards of approximately $2.5 million which expire in years 2011 through 2030.  Such net operating loss carryforwards may be utilized under certain conditions as a deduction against future income and such development credit carryforwards may be utilized under certain circumstances as an offset against future taxes.  The Company’s ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986.

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

Management, which is comprised of the President and Chief Executive Officer, who also performs functions similar to those of a principal financial officer, assessed the Company’s internal control over financial reporting as of December 31, 2010, the end of the Company’s fiscal year.  Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

During the quarter ended December 31, 2010, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information with respect to the executive officers and directors of Cadus as of March 15, 2011 is set forth below:

Name	Age	Position

James R. Broach, Ph.D.	63	Director

Russell D. Glass	48	Director

Brett Icahn	31	Director

Peter S. Liebert, M.D. (1)	75	Director

Jack G. Wasserman (1)	74	Director

David Blitz	79	Chief Executive Officer and President

(1)  Member of the Compensation Committee.

James R. Broach, Ph.D., a scientific founder of Cadus and inventor of Cadus’s yeast–based drug discovery technology, has been Director of Research of Cadus since its inception. He has been a Professor at Princeton University since 1984 in the Department of Molecular Biology, where he is currently Associate Chair and Associate Director of the Lewis Sigler Institute for Integrative Genomics. In 1984, Dr. Broach and his collaborators were the first ones to demonstrate that human genes could be successfully implanted into yeast cells. Dr. Broach is a member of the Board of Trustees of the University of Medicine and Dentistry of New Jersey, a Commissioner on the New Jersey Commission for Cancer Research and a member of the Scientific Advisory Board of the U.S. Food and Drug Administration.  He received his Ph.D. in Biochemistry from University of California at Berkeley and his B.S. from Yale University.  The Board of Directors has concluded that Dr. Broach should serve as a director of Cadus because of his role as the inventor of Cadus's yeast-based discovery technology and his continuing association and prominence in academic circles in the field of Molecular Biology.

Russell D. Glass became a director of Cadus in 1998 and served as its President and Chief Executive Officer from 2000 until 2003. Mr. Glass is a private investor and Managing Member of RDG Capital LLC and Princeford Capital Management LLC, privately held investment companies. Previously, Mr. Glass served as the President and Chief Investment Officer of Icahn Associates Corp., a diversified investment firm; Co-Chairman and Chief Investment Officer of Ranger Partners, an investment fund management company; Partner of Relational Investors LLC, an investment fund management company; Partner of Premier Partners Inc., an investment research firm; and Corporate Finance Analyst with Kidder, Peabody & Co., an investment banking firm. Mr. Glass has served as a Director of Automated Travel Systems, Inc., a software development firm; Axiom Biotechnologies, a pharmacology profiling company; Lowestfare.com, Inc., a travel services company; National Energy Group, an oil & gas exploration and production company; and Next Generation Technology Holdings, a healthcare information company. He currently serves as a Director of Blue Bite LLC, a mobile advertising technology company; and the A.G. Spanos Corporation, a national real estate developer and owner of the NFL San Diego Chargers. Mr. Glass earned a B.A. in economics from Princeton University and an M.B.A. from the Stanford University Graduate School of Business The Board of Directors has concluded that Mr. Glass should serve as a director of Cadus because of his prior experience as President and Chief Executive Officer of Cadus and his experience as an investment banker and as a member of the boards of directors of a number of companies.

Brett Icahn has served on the Company’s board of directors since July, 2010.  Since April 2010, he is responsible for co-executing a small/mid-cap investment strategy across all industries as a Portfolio Manager of the Sargon Portfolio for Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds.  Prior to April 2010, he held various roles in Icahn Capital since 2002.  Mr. Brett Icahn has served as a director of The Hain Celestial Group, Inc. (a natural and organic products company) since July 2010, as a director of Take-Two Interactive Software, Inc. (a developer, marketer and publisher of software games) since April 2010, as a director of Motricity, Inc. (a mobile data solutions provider) since January 2010, and as a director of American Railcar Industries, Inc. (a company that is primarily engaged in the business of manufacturing covered hopper and tank railcars) since January 2007. Prior to that Mr. Icahn served on the board of directors of HowStuffWorks.com, an internet website acquired by Discovery Communications in 2007. Brett Icahn is the son of Carl C. Icahn. Mr. Brett Icahn received a B.A. from Princeton University. The Board of Directors has concluded that Mr. Brett Icahn should serve as a director of Cadus because of his business experience and his experience as a director of various public companies.

Peter S. Liebert, M.D., became a director of Cadus in April 1995. Dr. Liebert has been a pediatric surgeon in private practice since 1968 and is Chief of Pediatric Surgery at the Stamford Hospital in Stamford, Connecticut.  He is a past president of the Westchester Surgical Society.  He is also a past president of the Westchester County Medical Society and is currently Chairman of its Finance Committee.  He is also Chairman of the Board of Rx Vitamins, Inc.   Dr. Liebert served as a director of ImClone Systems Incorporated from October 2006 to November 2008.  Dr. Liebert holds an M.D. from Harvard University Medical School and a B.A. from Princeton University.  The Board of Directors has concluded that Dr. Liebert should serve as a director of Cadus because of his considerable experience with clinical medicine, nutrition and natural pharmaceuticals and his experience as a director or chairman of the board of several drug or biotechnology companies.

Jack G. Wasserman has served as a director of Cadus since May 1996. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida, and the District of Columbia. From 1966 until 2001 he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm and its predecessors. Since September 2001 Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Since 1993 he has been a director of Icahn Enterprises G.P., Inc. (formerly American Property Investors, Inc.), the general partner of Icahn Enterprises L.P. (formerly American Real Estate Partners, L.P.). Mr. Carl C. Icahn controls Icahn Enterprises G.P. and its subsidiaries. Mr. Wasserman has been licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission. Since December 1, 1998, Mr. Wasserman has been a director of National Energy Group, Inc.  On March 11, 2004, Mr. Wasserman was appointed to the Board of Directors of Triarc Companies, Inc. and was elected to the Board in June 2004; in 2008 Triarc acquired Wendy’s Inc., and Triarc changed its name to Wendy’s/Arby’s Group Inc.; he serves as a member of Wendy’s/Arby’s Board of Directors’ audit and compensation committees and is chairman of the Board’s ERISA committee. Mr. Wasserman received a B.A. from Adelphi University, a J.D. from Georgetown University Law Center, and a Graduate Diploma from Johns Hopkins University School of Advanced International Studies.  In 2007 he received a professional Certificate in Financial Analysis from New York University’s School of Continuing and Professional Studies in Bologna, Italy.  The Board of Directors has concluded that Mr. Wasserman should serve as a director of Cadus because of his considerable experience as a lawyer and legal advisor as well as his experience as a director of several public companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Cadus’s directors and executive officers, and persons who own more than ten percent of a registered class of Cadus’s equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock of Cadus.  Reporting persons are required by SEC regulation to furnish the Company with copies of all such filed reports.  To Cadus’s knowledge, based solely on a review of copies of such filed reports furnished to Cadus, all of Cadus’s directors, officers and greater than ten percent beneficial owners made all required filings during fiscal year 2010 in a timely manner, except that Brett Icahn, a director of Cadus, filed a late report on Form 3.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus in all capacities for the fiscal years ended December 31, 2010 and 2009, by (i) all individuals serving as Cadus’s principal executive officer or principal financial officer, or acting in a similar capacity,  (ii) the three most highly compensated executive officers other than the executive officers in clause (i), who were serving as executive officers at the end of such fiscal year and (iii) up to two additional most highly compensated executive officers who would have otherwise been included in clause (ii) but for the fact that they were not serving as executive officers at the end of such fiscal year (collectively, the “Named Executive Officers”):

Summary Compensation Table for 2010 and 2009 Fiscal Years

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

David Blitz (1)	2010	$25,000	—	—	$25,000
President and Chief Executive	2009	$25,000	—	—	$25,000
Officer

(1)	Mr. David Blitz has been the Company’s acting President and Chief Executive Officer from May 2004 and serves in such capacity at the rate of $25,000 per annum.

Grants of Plan Based Awards.

There were no grants by Cadus of awards to Named Executive Officers during the fiscal year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

No Named Executive Officer had any outstanding Cadus equity awards as of December 31, 2010.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2010, no Named Executive Officer exercised any stock option, stock appreciation right or similar instrument and no Cadus stock (including any restricted stock, restricted stock unit or similar instrument) vested for any Named Executive Officer.

Director Compensation

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus by its directors in all capacities for the fiscal year ended December 31, 2010:

Director Compensation Table for 2010 Fiscal Year

Name	Fees Earned or Paid in Cash ( $) (1)	All Other Compensation ($)		Total ($)

James R. Broach	$3,000	$12,000	(2)	$15,000
Russell D. Glass	$3,000	—		$3,000
Carl C. Icahn	$1,500	—		$1,500
Brett Icahn	$1,500	—		$1,500
Peter S. Liebert	$3,000	—		$3,000
Jack G. Wasserman	$3,750	—		$3,750

(1)
Each non-employee director receives $3,000 in annual compensation, payable quarterly in arrears.  Jack G. Wasserman received an additional $750 in connection with his attendance at the Annual Meeting of Stockholders on October 6, 2010.

(2)	James R. Broach provides consulting services to the Company for patent and license related matters, for which he was paid $12,000 in the fiscal year ended December 31, 2010.

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

As of March 15, 2011, there were no outstanding stock options granted under the 1996 Incentive Plan.

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

Compensation Discussion and Analysis

Introduction

The Compensation Committee of the Board of Directors of Cadus is responsible for determining and administering the Company’s compensation policies for the remuneration of Cadus’s officers. The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective. In 2010, Cadus had no officers other than its acting Chief Executive Officer who served in a consultative capacity at the rate of $25,000 per annum for the interim period during which the Company continued its search for a new Chief Executive Officer. Accordingly, the following report of the Compensation Committee is not entirely applicable to calendar year 2010 but is presented for an historical perspective.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 2011 with respect to (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group.  All information is based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to the Company.

Name and Address of Beneficial Owner (1)	Number of Shares Amount and Nature of Beneficial Ownership		Percentage of Common Stock Owned (2)
Carl C. Icahn 767 Fifth Avenue New York, New York 10153	5,260,838	(3)	40.03%
Moab Partners, L.P. 152 East 62nd Street New York, NY 10021	1,719,350	(4)	13.08%
GlaxoSmithKline plc 980 Great West Road Brentford, Middlesex TW89GS England	660,962	(5)	5.03%
James R. Broach	—		*
Russell D. Glass	144,500	(6)	1.10%
Brett Icahn	—		*
Peter S. Liebert, M.D.	8,334		*
Jack G. Wasserman	—		*
David Blitz c/o Joel Popkin & Company, P.C. 1430 Broadway (Suite 1805) New York, NY 10018	—		*
All executive officers and directors as a group (6 persons)	152,834		1.16%

* Less than one percent

(1)
Except as otherwise indicated above, the address of each stockholder identified above is c/o the Company, 767 Fifth Avenue, New York, NY 10153.  Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2)
Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 15, 2011, that may be exercised within 60 days after such date for purposes of computing the percentage of Common Stock owned by such person, but not for purposes of computing the percentage of Common Stock owned by any other person.  None of the persons listed above held options as of March 15, 2011.

(3)
Based on the most recent filings of SEC Form 4 by the reporting party.  Includes 2,258,790 shares of Common Stock held by High River Limited Partnership and 1,899,622 shares of Common Stock held by Barberry Corp.  Mr. Carl Icahn is the sole shareholder of Barberry Corp. and Barberry Corp. is the sole member of Hopper Investments L.L.C. which is the general partner of High River Limited Partnership.  Mr. Carl Icahn is the father of Mr. Brett Icahn, a director of Cadus.

(4)	Based on the most recent filings of SEC Schedule 13D by the reporting party.

(5)	Includes 330,481 shares of Common Stock held by SmithKline Beecham p.l.c., an affiliate of GlaxoSmithKline plc.

(6)
Based on the most recent filings of SEC Form 4 by the reporting party.  Includes 50,000 shares of Common Stock held by a limited partnership, which Mr. Glass controls through his majority ownership of the general partner, and of which Mr. Glass is one of the limited partners.

Equity Compensation Plan Information.

The following table sets forth certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of Cadus were authorized for issuance as of December 31, 2010:

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2010 the Company has not been a participant in any transaction with a “related person” (as defined in Item 404 of Regulation S-K) where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, nor is any such transaction currently proposed.  The Company recognizes that related person transactions can present potential or actual conflicts of interest.  Accordingly, if a proposed transaction appears to or does involve a related person, and the amount involved exceeds $60,000, the transaction must be presented to the Board of Directors for its review and approval or ratification.  The Board of Directors may retain and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction.  Related party transactions where the amount involved does not exceed $60,000 do not require formal Board of Directors approval, but must be disclosed to the Board of Directors.   The foregoing procedures are designed to ensure that transactions with related persons are fair to the Company and in the Company’s best interests.

James Broach provides consulting services to the Company for patent and license related matters for which he was paid $12,000 and $12,000 in calendar years 2010 and 2009, respectively.

In May 2004, the Board of Directors appointed David Blitz the acting Chief Executive Officer of the Company at the rate of $25,000 per annum for the interim period during which the Company is continuing its search for a new Chief Executive Officer.  In 2010, the Company paid $25,000 to Mr. Blitz in such capacity.  Mr. Blitz remains an employee of Joel Popkin & Co., P.C., in which capacity he will continue to perform the Company’s internal accounting as he has done since March 2000.  The Company paid Joel Popkin & Co. $52,462 for such accounting services and $8,000 for tax preparation services performed in 2010 and anticipates that it will pay similar amounts for such services in 2011.

Cadus has the following directors:  James R. Broach, Russell D. Glass, Brett Icahn, Peter S. Liebert and Jack G. Wasserman.  Each of the directors meets the standards for independence set forth in the Nasdaq Listing Rules.  The entire Board of Directors of the Company acts as the audit committee.  Each of the directors, except for Brett Icahn and James R. Broach, meets the standards for independence for audit committee members set forth in the Nasdaq Listing Rules.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth the aggregate fees incurred by the Company for the services of its principal accountants in 2010 and 2009:

	2010	2009
Audit Fees	$36,521	$44,400
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit fees consist of services rendered to the Company for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s quarterly financial statements and related services.

The Company’s policy is that, before accountants are engaged by the Company to render audit or non-audit services, the engagement is approved by Cadus’s Board of Directors. Cadus’s Board of Directors approved Holtz Rubenstein Reminick LLP’s engagement as the Company’s independent auditors for the fiscal year ending December 31, 2010 before Holtz Rubenstein Reminick LLP was so engaged.  All of the 2010 services described above were approved by the Board of Directors.
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
Date: March 30, 2011

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

Name	Title	Date

/s/ David Blitz	Chief Executive Officer and President	March 30, 2011
David Blitz	(Principal Executive Officer and
Principal Accounting Officer)

/s/ James R. Broach	Director	March 30, 2011
James R. Broach

/s/ Russell D. Glass	Director	March 30, 2011
Russell D. Glass

/s/ Brett Icahn	Director	March 30, 2011
Brett Icahn

/s/ Peter S. Liebert	Director	March 30, 2011
Peter S. Liebert

/s/ Jack G. Wasserman	Director	March 30, 2011
Jack G. Wasserman

CADUS CORPORATION AND SUBSIDIARY

INDEX

Page No.
Report of Independent Registered Public Accounting Firm:
Holtz Rubenstein Reminick LLP	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets - December 31, 2010 and 2009	F-3

Consolidated Statements of Operations - For the years ended December 31, 2010 and 2009	F-4

Consolidated Statements of Stockholders' Equity – For the years ended December 31, 2010 and 2009	F-5

Consolidated Statements of Cash Flows - For the years ended December 31, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cadus Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Cadus Corporation and Subsidiary (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years then ended. Cadus Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cadus Corporation and Subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ HOLTZ RUBENSTEIN REMINICK LLP

New York, New York
March 30, 2011

CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$23,789,400	$24,098,443
Interest receivable	885	1,454
Prepaid and other current assets	7,090	7,890

Total current assets	23,797,375	24,107,787

Investment in other ventures	194,232	194,255
Patents, net	291,535	377,968
Total assets	$24,283,142	$24,680,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$4,778	$834

Total current liabilities	4,778	834

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value. Authorized 35,000,000 shares at December 31, 2010 and 2009; issued 13,285,707 shares at December 31, 2010 and 2009; outstanding 13,144,040 shares at December 31, 2010 and 2009	132,857	132,857
Additional paid-in capital	59,847,443	59,847,443
Accumulated deficit	(35,401,861)	(35,001,049)
Treasury stock - at cost	(300,075)	(300,075)
Total stockholders’ equity	24,278,364	24,679,176
Total liabilities and stockholders’ equity	$24,283,142	$24,680,010

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009

License and maintenance fees	$100,000	$100,000
Total revenues	100,000	100,000
Costs and expenses:
General and administrative	395,226	529,083
Amortization of patent costs	86,433	86,433
Loss (income) from equity in other ventures	23	(537)
Total costs and expenses	481,682	614,979
Operating (loss)	(381,682)	(514,979)
Other income:
Interest income	19,133	71,696
Gain on sale and redemption of securities	—	209,781
Miscellaneous	3,752	—
Total other income	22,885	281,477
(Loss) before income tax provision	(358,797)	(233,502)
Provision for franchise and income taxes	42,015	42,579
Net (loss)	$(400,812)	$(276,081)
Basic and diluted net (loss) per share	$(0.03)	$(0.02)
Weighted average shares of common stock outstanding - basic and diluted	13,144,040	13,144,040

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Total
Balance at December 31, 2008	13,285,707	$132,857	$59,847,443	$(34,724,968)	(141,667)	$(300,075)	$24,955,257
Net loss for the year ended December 31, 2009	—	—	—	(276,081)	—	—	(276,081)
Balance at December 31, 2009	13,285,707	132,857	59,847,443	(35,001,049)	(141,667)	(300,075)	24,679,176
Net loss for the year ended December 31, 2010	—	—	—	(400,812)	—	—	(400,812)
Balance at December 31, 2010	13,285,707	$132,857	$59,847,443	$(35,401,861)	(141,667)	$(300,075)	$(24,278,364)

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(400,812)	$(276,081)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of patent costs	86,433	86,433
Loss (income) from equity in other ventures	23	(537)
(Gain) loss on sale and redemption of securities	—	(209,781)
Changes in assets and liabilities:
Decrease in prepaid and other current assets	800	6,200
Decrease in interest receivable	569	11,662
Increase (decrease) in accrued expenses and other current liabilities	3,944	(14,221)
Net cash (used in) operating activities	(309,043)	(396,325)
Cash flows provided by investing activities:
Proceeds from sale and redemption of securities	—	5,258,556
Net cash provided by investing activities	—	5,258,556
Net (decrease) increase in cash and cash equivalents	(309,043)	4,862,231
Cash and cash equivalents - beginning of year	24,098,443	19,236,212
Cash and cash equivalents - end of year	$23,789,400	$24,098,443

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  There were cash equivalents of $23,459,596 at December 31, 2010 and $23,440,150 at December 31, 2009.

(c)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. Concentration of credit risk with respect to cash and cash equivalents is limited, as the Company’s cash and cash equivalents are primarily with high quality financial institutions.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

(d)	Patents

Patents represent the costs of developing the patents of $1,439,820 that are amortized on a straight-line basis principally over seventeen years.  At December 31, 2010 and 2009 accumulated amortization is $1,148,285 and $1,061,852 respectively. Amortization expense amounted to approximately $86,000 for each of the years ended December 31, 2010 and 2009.  The annual amortization for the next three years will be approximately $86,000 per year and $32,000 in the fourth year.  The Company reviews the carrying value of its patents whenever events or changes in circumstances indicate that the historical cost carrying value of the patents may no longer be appropriate.

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

The Company entered into a license agreement with OSI for the use of the Company’s yeast technology on a non-exclusive basis.  The agreement provided for the payment of non-refundable license fees to the Company. The Company recognized the license fees as income when received, as there were no continuing performance obligations of the Company to the licensee.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

(g)          Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of dilutive common stock equivalents (stock options).  There were no outstanding stock options for the two years ended December 31, 2010 and 2009.

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

(i)           Fair Value of Financial Instruments

In January 1, 2008, the Company adopted the FASB accounting guidance for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The valuation techniques required are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

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

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

The Company uses financial instruments in the normal course of its business.  The carrying values of cash and cash equivalents and accounts payable approximate fair value.  Marketable securities are Level 2 type assets and carried at fair value as determined by an observable market value.  The fair value of the Company’s investments in a privately held company is not readily available.  The Company believes the fair value of this investment in a privately held company approximated its respective carrying values at December 31, 2010 and 2009.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.  From time to time, the cash balances exceed the Federal Depository Insurance Coverage Limit.  At December 31, 2010, the cash balance was $23,789,400.  The Company places its cash with a high credit quality financial institution.

(j)           Stock-Based Compensation

The Company adopted the modified prospective method in accounting for share based payment in which compensation cost is recognized with the effective date (a) based on the FASB accounting guidance for all share based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date that remain unvested on the effective date.  The FASB guidance requires the Company to expense stock option grants.

(k)          Comprehensive Income

Comprehensive income is comprised of net (loss) income and other comprehensive (losses) income (or OCI).  OCI includes certain changes in stockholders’ equity that are excluded from net (loss) income.  Specifically, the Company includes in OCI changes in unrealized gains and losses on its available-for-sale securities. There was no comprehensive income for the years ended December 31, 2010 and December 31, 2009.

(l)           Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance for revenue recognition with multiple deliverables. This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, it modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however, early adoption is permitted. Adoption of this new guidance did not have a material effect on the consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

In January 2010, the FASB issued new guidance which improves disclosures about fair value measurements. The new guidance is effective for interim and annual periods beginning after December 15, 2009, except for certain disclosures regarding Level 3 measurements which are effective for fiscal years beginning after December 15, 2010. The adoption of this new guidance did not have a material effect on the consolidated financial statements.

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

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

(4)          Investments in Other Ventures

In December 1996, Cadus issued a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a shareholder of Cadus is the general partner.  The principal amount and interest thereon was paid in December 1998.  In addition, Cadus purchased for $160,660 in cash, a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly-owned by the shareholder.  Laurel's purpose was to invest, directly or indirectly, in securities of biotechnology companies.  Cadus is not required to make any additional investment in Laurel. As of and for the year ended December 31, 2010, Laurel’s assets and net loss totaled $315,656 and $27, respectively. The investment is accounted for under the equity method with the recognition of losses limited to Cadus's capital contributions.  For the years ended December 31, 2010 and 2009, Cadus recognized a loss of $23 and income of $537, respectively, related to the investment. The Company’s investment in Laurel of $194,232 and $194,255 at December 31, 2010 and 2009, respectively, is reflected as investments in other ventures in the accompanying consolidated balance sheets.

(5)          Licensing Agreements

In February 2000, Cadus licensed to OSI, on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI is also obligated to pay an annual maintenance fee of $100,000 until the earliest of 2010 or the termination of the license. OSI may terminate the license at any time on 30 days prior written notice. For the years ended December 31, 2010 and 2009, the Company recognized $100,000 each year in license and maintenance fees from OSI. OSI paid the final annual maintenance fee of $100,000 in February 2010 and is no longer obligated to pay annual maintenance fees to Cadus.

(6)          Research Collaboration and License Agreements

Cadus no longer has any collaboration with pharmaceutical companies.  The Bristol-Myers Squibb Company collaboration expired in July 1999, the Solvay Pharmaceuticals collaboration was assigned to OSI in July 1999 and Cadus and SmithKline Beecham p.l.c. agreed to terminate their collaboration in September 1999.  Each of Bristol-Myers Squibb Company and SmithKline Beecham p.l.c. is required to make payments to Cadus upon the achievement by it of certain pre-clinical and drug development milestones and to pay Cadus royalties on the sale of any drugs developed as a result of the research collaboration with Cadus or through the use of Cadus's drug discovery technologies.  There can be no assurance that any such milestones will be achieved or any such drugs developed.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

The Company has entered into license agreements with various third parties. Generally, the agreements provide that the Company will pay license fees and/or maintenance payments, in return for the use of technology and information and the right to manufacture, use and sell future products.  These agreements provide for payments based on the completion of milestone events, as well as royalty payments based upon a percentage of product or assay sales. License fees and maintenance payments for the years ended December 31, 2010 and 2009 were $25,000 and $25,000, respectively.

(7)          Income Taxes

Deferred tax assets of approximately $14,603,000 and $14,872,000 at December 31, 2010 and 2009, respectively, relate principally to net operating loss carryforwards of $25,545,000 and $26,199,000, research and development credit carryforwards of $2,535,000 and $2,535,000 and equity losses on investments of $4,403,000 and $4,403,000 at December 31, 2010 and 2009, respectively.  An offsetting valuation allowance has been established for the full amount of the deferred tax assets to reduce such assets to zero, as a result of the significant uncertainty regarding their ultimate realization.  The aggregate valuation allowance decreased $269,000 in 2010 and $549,000 in 2009.

The Company’s net operating loss carryforwards and research and development credit carryforwards noted above expire in various years from 2011 to 2030. The net operating loss carryforwards and the research and development carryforwards expire as follows:

	Net Operating	Research and Development
Year	Loss Carryforward	Credit Carryforward

2011	$1,044,000	$310,000
2012	6,950,000	725,000
2018	8,949,000	935,000
2019	5,810,000	565,000
2020	275,000	-
2021-2030	2,517,000	-

The Company’s ability to utilize such net operating loss, research and development credit carryforwards and equity losses on investments may be subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986. The Company’s tax provision for each year represents an amount for New York state tax on capital.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

The Company adopted the provision of FASB guidance for accounting for uncertainty in income taxes on January 1, 2007.  The guidance requires the Company to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting these standards, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, the Company applied the guidance to all tax provisions for which the statute of limitations remained open.  The adoption of the guidance did not have a material impact in the financial statements during the years ended December 31, 2010 and 2009.  The Company’s open tax years are 2007, 2008 and 2009.

(8)          Stock Options

Effective May 10, 1996, the 1993 Plan was replaced by the 1996 Incentive Plan ("the 1996 Plan") with respect to all future awards to Cadus' employees and consultants.  The options granted under the 1996 Plan may be either incentive stock options or nonqualified options.  In December 1996, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and such increase was approved by the stockholders of Cadus in June 1997.  In December 1997, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased to 1,833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and approved by the stockholders of Cadus in June 1998. On December 31, 2010, 1,745,388 shares of stock remained available for awards under the 1996 Plan.

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

There was no activity under the 1996 Plan for the years ending December 31, 2010 and 2009.  The Company had no options outstanding during the years ending December 31, 2010 and 2009.

CADUS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

(9)          Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	2010	2009

Accrued professional fees	$4,778	$834

(10)        Related Party Transactions

James Broach, a member of Cadus’ Board of Directors, provides consulting services to the Company for patent and license related matters, for which he was paid $12,000 and $12,000 in calendar years 2010 and 2009, respectively.  These consulting services were recorded as a component of general and administrative expenses during each of the respective periods.  No amounts were included in accrued expenses as of December 31, 2010 and 2009.

In May 2004, the Board of Directors appointed David Blitz the acting Chief Executive Officer of the Company at the rate of $25,000 per annum for the interim period during which the Company is continuing its search for a new Chief Executive Officer.  In 2010 and 2009, the Company paid $25,000 and $25,000, respectively, to Mr. Blitz in such capacity.  Mr. Blitz remains an employee of Joel Popkin & Co. P.C., in which capacity he has performed the Company’s internal accounting since March 2000.  The Company paid Joel Popkin & Co., $52,462 and $52,381 for such accounting services in 2010 and 2009, respectively, and $8,000 and $8,000 in 2010 and 2009, respectively, for income tax preparation services.

(11)        Commitments and Contingencies

Lease Commitments

Cadus currently leases storage space on a month-to-month basis.  Rent expense for the years ended December 31, 2010 and 2009 amounted to $12,600 and $12,600, respectively.