Form 10-Q
period 2011-03-31
CADUS CORP
filed 2011-05-16
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐    No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of April 30, 2011 was 13,144,040.

CADUS CORPORATION

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of our plans, strategies and objectives for our future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words. Although Cadus Corporation (the “Company”) believes that the expectations reflected in our forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to the Company's ability to license its technologies to third parties, the Company's inability to acquire and operate other companies, the Company's capital needs and uncertainty of future funding, the Company's history of operating losses, the unpredictability of patent protection, risk of obsolescence of the Company's technologies, as well as other risks and uncertainties discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2010. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION
Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$23,678,517	$23,789,400
Interest receivable	437	885
Prepaid and other current assets	17,640	7,090

Total current assets	23,696,594	23,797,375

Investment in other ventures	194,253	194,232
Patents, net	269,927	291,535
Total assets	$24,160,774	$24,283,142

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$36,293	$4,778
Total current liabilities	36,293	4,778

Commitments

Stockholders’ equity:
Common stock	132,857	132,857
Additional paid-in capital	59,847,443	59,847,443
Accumulated deficit	(35,555,744)	(35,401,861)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	24,124,481	24,278,364
Total liabilities and stockholders’ equity	$24,160,774	$24,283,142

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
License and maintenance fees	$-0-	$100,000
Total revenues	-0-	100,000
Costs and expenses:
General and administrative expenses	134,128	153,063
Amortization of patent costs	21,608	21,608
(Income) from equity in other ventures	(21)	(31)
Total costs and expenses	155,715	174,640
Operating loss	(155,715)	(74,640)
Other income:
Interest income	1,832	2,671
Loss before provision for income taxes	(153,883)	(71,969)
Provision for income taxes	-	-
Net loss	$(153,883)	$(71,969)
Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.01)	$(0.01)
Weighted average shares of common stock outstanding – basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(153,883)	$(71,969)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of patent costs	21,608	21,608
(Income) from equity in other ventures	(21)	(31)
Changes in assets and liabilities:
Increase in prepaid and other current assets	(10,550)	(9,664)
Increase in accrued expenses and other current liabilities	31,963	23,234
Net cash used in operating activities	(110,883)	(36,822)
Net decrease in cash and cash equivalents	(110,883)	(36,822)
Cash and cash equivalents – beginning of period	23,789,400	24,098,443
Cash and cash equivalents – end of period	$23,678,517	$24,061,621

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 1	Organization and Basis of Preparation

The information presented as of March 31, 2011 and for the three month period then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2010 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2010.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three month period ended March 31, 2011 is not necessarily indicative of the results to be expected for the year ending December 31, 2011.

Note – 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $23,462,915 at March 31, 2011 and there were cash equivalents of $23,459,596 at December 31, 2010.

Note - 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options). There were no outstanding stock options for the three months ended March 31, 2011 and 2010.

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

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accounts payable approximate fair value. Marketable securities were Level 2 type assets and carried at fair value as determined by an observable market value. The fair value of the Company’s investment in a privately held company is not readily available. The Company believes the fair value of this investment in a privately held company approximated its carrying value at March 31, 2011 and December 31, 2010.

Note – 6	Newly Adopted Accounting Pronouncements

In January 2010, the FASB issued new guidance which improves disclosures about fair value measurements. The new standard is effective for interim and annual periods beginning after December 15, 2010, except for certain disclosures regarding Level 3 measurements which are effective for fiscal years beginning after December 15, 2010. The Company is evaluating the impact of this guidance on its consolidated financial statements and does not expect this new guidance to have a material effect on the consolidated financial statements.

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

At March 31, 2011, the Company had an accumulated deficit of approximately $35.6 million. The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

Three Months Ended March 31, 2011 and 2010.

Revenues

There were no revenues for the three months ended March 31, 2011 and revenues were $100,000 for the three months ended March 31, 2010.

Costs and Expenses

General and administrative expenses decreased to $134,128 for the three months ended March 31, 2011 from $153,063 for the same period in 2010. Patent costs decreased by $14,768, accounting, consulting and legal expenses increased by $638, franchise taxes decreased by $4,295, and other costs decreased by $510.

For the three months ended March 31, 2011, the Company recognized a gain of $21 in its investment in Laurel Partners Limited Partnership. There was a gain of $31 for the same period in 2010.

Interest Income

Interest income for the three months ended March 31, 2011 was $1,832 compared to interest income of $2,671 for the same period in 2010. This decrease is attributable primarily to significant lower interest rates earned on invested funds.

Net (Loss)

Net loss for the three months ended March 31, 2011 was $153,883 compared to a net loss of $71,969 for the same period in 2010. The increase in net loss can be principally attributed to the cessation of annual maintenance fees from OSI after the final $100,000 annual maintenance fee payment in 2010, the decrease in interest income and income from equity in other ventures of $839 and $10, offset by a decrease in general and administrative expenses of $18,935.

Liquidity and Capital Resources

At March 31, 2011, the Company held cash and cash equivalents of $23.7 million. The Company's working capital at March 31, 2011 was $23.7 million.

The Company believes that its existing capital resources, together with interest income, will be sufficient to support its operations through the end of 2012. This forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to acquire or invest in companies and income-producing assets and the expenses of pursuing such transactions.

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

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2010 as filed with the Securities and Exchange Commission on March 30, 2011.

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

CADUS CORPORATION
(Registrant)

Dated: May 16, 2011	By:	/s/ David Blitz
David Blitz
President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31	Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002