Form 10-Q
period 2011-06-30
CADUS CORP
filed 2011-08-15
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes  ☐    No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of July 31, 2011 was 13,144,040.

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

ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION
Condensed Consolidated Balance Sheets

ASSETS
	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$23,565,567	$23,789,400
Interest receivable	193	885
Prepaid and other current assets	29,331	7,090

Total current assets	23,595,091	23,797,375

Investment in other ventures	194,009	194,232
Patents, net	248,319	291,535
Total assets	$24,037,419	$24,283,142

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$6,373	$4,778
Total current liabilities	6,373	4,778

Commitments

Stockholders’ equity:
Common stock	132,857	132,857
Additional paid-in capital	59,847,443	59,847,443
Accumulated deficit	(35,649,179)	(35,401,861)
Treasury stock	(300,075)	(300,075)
Total stockholders’ equity	24,031,046	24,278,364
Total liabilities and stockholders’ equity	$24,037,419	$24,283,142

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
License and maintenance fees	$—	$—
Total revenues	—	—
Costs and expenses:
General and administrative expenses	72,148	70,592
Amortization of patent costs	21,608	21,609
Loss from equity in other ventures	244	189
Total costs and expenses	94,000	92,390
Operating loss	(94,000)	(92,390)
Other income:
Interest income	565	5,146
Loss before provision for income taxes	(93,435)	(87,244)
Provision for income taxes	—	—
Net loss	$(93,435)	$(87,244)

Basic and diluted loss per weighted average share of common stock outstanding	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding – basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
License and maintenance fees	$—	$100,000
Total revenues	—	100,000
Costs and expenses:
General and administrative expenses	206,276	223,656
Amortization of patent costs	43,216	43,216
Loss from equity in other ventures	223	158
Total costs and expenses	249,715	267,030
Operating loss	(249,715)	(167,030)
Other income:
Interest income	2,397	7,817
Loss before provision for income taxes	(247,318)	(159,213)
Provision for income taxes	—	—
Net loss	$(247,318)	$(159,213)

Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.02)	$(0.01)

Weighted average shares of common stock outstanding - basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(247,318)	$(159,213)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of patent costs	43,216	43,216
Loss from equity in other ventures	223	158
Changes in assets and liabilities:
Increase in prepaid and other current assets	(21,549)	(21,334)
Increase in accrued expenses and other current liabilities	1,595	15,179
Net cash used in operating activities	(223,833)	(121,994)
Net decrease in cash and cash equivalents	(223,883)	(121,994)
Cash and cash equivalents - beginning of period	23,789,400	24,098,443
Cash and cash equivalents - end of period	$23,565,567	$23,976,449

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 1          Organization and Basis of Preparation

The information presented as of June 30, 2011 and for the three month and six month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.  The December 31, 2010 condensed consolidated balance sheet was derived from audited consolidated financial statements.  These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2010.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc.  All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three and six month periods ended June 30, 2011 is not necessarily indicative of the results to be expected for the year ending December 31, 2011.

Note - 2          Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  There were cash equivalents of $23,463,707 at June 30, 2011 and there were cash equivalents of $23,459,596 at December 31, 2010.

Note - 3          Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding.  Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options).  There were no outstanding stock options for the three and six months ended June 30, 2011 and 2010.

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

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 4          Licensing Agreements (continued)

On June 23, 2011, Cadus entered into a patent license agreement with a startup company pursuant to which the licensee must pay to Cadus an initial access fee of $50,000 on the earlier of (i) the closing of an equity financing of at least $500,000, and (ii) November 30, 2011.  The agreement also provides for (i) an annual maintenance fee of $50,000 to Cadus beginning in March 2012 and (ii) royalties of 1% of net sales of licensed products or services against which the annual maintenance fee will be credited.  The licensee may terminate the agreement at any time by giving 30 days written notice.  The grant of the license is effective only upon payment to the Company of the initial access fee of $50,000 and the license agreement will terminate automatically if the licensee has not paid the initial access fee on or before November 30, 2011.

Note - 5          Fair Value of Financial Instruments

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

The Company uses financial instruments in the normal course of its business.  The carrying values of cash and cash equivalents and accounts payable approximate fair value.  The fair value of the Company’s investment in a privately held company is not readily available.  The Company believes the fair value of this investment in a privately held company approximated its carrying value at June 30, 2011 and December 31, 2010.

Note - 6          Newly Adopted Accounting Pronouncements

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

At June 30, 2011, the Company had an accumulated deficit of approximately $35.6 million.  The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations.  These costs have exceeded the Company’s revenues and interest income.  As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses.  The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

Three Months Ended June 30, 2011 and 2010.

Revenues

There were no revenues for the three months ended June 30, 2011 and 2010.

Costs and Expenses

General and administrative expenses increased to $72,148 for the three months ended June 30, 2011 from $70,592 for the same period in 2010.  Patent costs decreased by $3,848, accounting and legal expenses increased by $3,250, stockholder relations expenses increased by $1,843 and other costs increased by $311.

For the three months ended June 30, 2011, the Company recognized a loss of $244 in its investment in Laurel Partners Limited Partnership, compared to a loss of $189 for the same period in 2010.

Interest Income

Interest income for the three months ended June 30, 2011 was $565 compared to interest income of $5,146 for the same period in 2010.  This decrease is attributable primarily to significant lower interest rates earned on invested funds.

Net (Loss)

Net loss for the three months ended June 30, 2011 was $93,435 compared to a net loss of $87,244 for the same period in 2010.  The increase in net loss can be principally attributed to a increase in general and administrative expenses of $1,556 and a decrease in interest income of $4,581.

Six Months Ended June 30, 2011 and 2010

Revenues

Revenues for the six months ended June 30, 2011 and 2010 were $-0- and $100,000, which was the annual maintenance fee from OSI.  OSI paid the final annual maintenance fee in February 2010 and is no longer obligated to pay annual maintenance fees to Cadus.

Costs and Expenses

General and administrative expenses decreased to $206,276 for the six months ended June 30, 2011 from $223,656 for the same period in 2010.  Patent costs decreased by $18,616, and accounting and legal expenses increased by $3,888.  Delaware and New York franchise tax decreased by $3,943, stockholder relations expenses increased by $1,338 and other costs decreased by $47.

For the six months ended June 30, 2011, the Company recognized a loss of $223 in its investment in Laurel Partners Limited Partnership.  The loss for the same period in 2010 was $158.

Interest Income

Interest income for the six months ended June 30, 2011 was $2,397 compared to interest income of $7,817 for the same period in 2010.  This decrease is attributable primarily to significant lower interest rates earned on invested funds.

Net (Loss)

Net loss for the six months ended June 30, 2011 was $247,318 compared to a net loss of $159,213 for the same period in 2010.  General and administrative expenses decreased by $17,380 offset by a decrease in interest income of $5,420, an increase in loss from equity in other ventures of $65 and a decrease in license fees of $100,000.

Liquidity and Capital Resources

At June 30, 2011, the Company held cash and cash equivalents of $23.6 million.  The Company's working capital at June 30, 2011 was $23.6 million.

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

CADUS CORPORATION (Registrant)

Dated: August 15, 2011	By:	/s/ David Blitz
David Blitz
President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
31	Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002