Form 10-Q
period 2011-09-30
CADUS CORP
filed 2011-11-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes  ☐                      No     ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of October 31, 2011 was 13,144,040.

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

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION
Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$23,516,415	$23,789,400
Interest receivable	193	885
Prepaid and other current assets	29,331	7,090

Total current assets	23,545,939	23,797,375

Investment in other ventures	194,018	194,232
Patents, net	226,710	291,535
Total assets	$23,966,667	$24,283,142

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$82,516	$4,778
Total current liabilities	82,516	4,778

Commitments

Stockholders’ equity:
Common stock	132,857	132,857
Additional paid-in capital	59,847,443	59,847,443
Accumulated deficit	(35,796,074)	(35,401,861)
Treasury stock	(300,075)	(300,075)
Total stockholders’ equity	23,884,151	24,278,364
Total liabilities and stockholders’ equity	$23,966,667	$24,283,142

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2011		2010
	(Unaudited)		(Unaudited)

License and maintenance fees		$-		$-
Total revenues		-		-

Cost and expenses:
General and administrative expenses		62,822		105,256
Amortization of patent costs		21,608		21,608
Abandoned asset acquisition costs		63,091		-
Income from equity in other ventures		(9)		(80)
Total costs and expenses		147,512		126,784

Operating loss		(147,512)		(126,784)

Other income:
Interest income		617		6,716

Loss before provision for income taxes		(146,895)		(120,068)

Provision for income taxes		-		-

Net loss	$	(146,895)	$	(120,068)

Basic and diluted loss per weighted average share of common stock outstanding	$	(0.01)	$	(0.01)

Weighted average shares of common stock outstanding – basic and diluted		13,144,040		13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,
	2011		2010
	(Unaudited)		(Unaudited)

License and maintenance fees		$-		$100,000
Total revenues		-		100,000

Cost and expenses:
General and administrative expenses		269,097		328,911
Amortization of patent costs		64,825		64,825
Abandoned asset acquisition costs		63,091		-
Loss from equity in other ventures		214		78
Total costs and expenses		397,227		393,814

Operating loss		(397,227)		(293,814)

Other income:
Interest income		3,014		14,532

Loss before provision for income taxes		(394,213)		(279,282)

Provision for income taxes		-		-

Net loss	$	(394,213)	$	(279,282)

Basic and diluted loss per weighted average share of common stock outstanding	$	(0.03)	$	(0.02)

Weighted average shares of common stock outstanding – basic and diluted		13,144,040		13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net (loss)	$ (394,213)	$ (279,282)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of patent costs	64,825	64,825
Loss from equity in other ventures	214	78
Changes in assets and liabilities:

Increase in prepaid and other current assets	(21,549)	(32,825)

Increase in accrued expenses and other current liabilities	77,738	7,614

Net cash used in operating activities	(272,985)	(239,590)

Net (decrease) in cash and cash equivalents	(272,985)	(239,590)

Cash and cash equivalents - beginning of period	23,789,400	24,098,443

Cash and cash equivalents - end of period	$23,516,415	$23,858,853

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Organization and Basis of Preparation

The information presented as of September 30, 2011 and for the three month and nine month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.  The December 31, 2010 condensed consolidated balance sheet was derived from audited consolidated financial statements.  These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2010.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc.  All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three and nine month periods ended September 30, 2011 is not necessarily indicative of the results to be expected for the year ending December 31, 2011.

Note 2 - Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  There were cash equivalents of $23,164,323 at September 30, 2011 and there were cash equivalents of $23,459,596 at December 31, 2010.

Note 3 - Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding.  Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options).  There were no outstanding stock options for the three and nine months ended September 30, 2011 and 2010.

Note 4 - Licensing Agreements

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

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Licensing Agreements (Continued)

On June 23, 2011, Cadus entered into a patent license agreement with a startup company pursuant to which the licensee must pay to Cadus an initial access fee of $50,000 on the earlier of (i) the closing of an equity financing of at least $500,000, or (ii) November 30, 2011.  The agreement also provides for (i) an annual maintenance fee of $50,000 to Cadus beginning in March 2012 and (ii) royalties of 1% of net sales of licensed products or services against which the annual maintenance fee will be credited.  The licensee may terminate the agreement at any time by giving 30 days written notice.  The grant of the license is effective only upon payment to the Company of the initial access fee of $50,000 and the license agreement will terminate automatically if the licensee has not paid the initial access fee on or before November 30, 2011.

Note 5 - Fair Value of Financial Instruments

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

The Company uses financial instruments in the normal course of its business.  The carrying values of cash and cash equivalents and accounts payable approximate fair value.  The fair value of the Company’s investment in a privately held company is not readily available.  The Company believes the fair value of this investment in a privately held company approximated its carrying value at September 30, 2011 and December 31, 2010.

Note 6 - Newly Adopted Accounting Pronouncements

In January 2010, the FASB issued new guidance which improves disclosures about fair value measurements.  The new standard is effective for interim and annual periods beginning after December 15, 2010, except for certain disclosures regarding Level 3 measurements which are effective for fiscal years beginning after December 15, 2010.  This new guidance does not have a material effect on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was incorporated in 1992 and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies.  On July 30, 1999, the Company sold its drug discovery assets and ceased its internal drug discovery operations and research efforts for collaborative partners. The Company currently has limited operations and no employees, and the Company’s Chief Executive Officer is a consultant.  The Company is currently seeking (i) to license its wholly-owned subsidiary’s drug discovery technologies and (ii) to use a portion of its available cash to acquire or invest in companies or income-producing assets.

At September 30, 2011, the Company had an accumulated deficit of approximately $35.8 million.  The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations.  These costs have exceeded the Company’s revenues and interest income.  As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses.  The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

Three Month Ended September 30, 2011 and 2010.

Revenues

There were no revenues for the three months ended September 30, 2011 and 2010.

Costs and Expenses

General and administrative expenses decreased to $62,822 for the three months ended September 30, 2011 from $105,256 for the same period in 2010.  Accounting, legal and consulting expenses decreased by $21,544, patent costs decreased by $12,696, stockholder relations decreased by $7,068 and other costs decreased by $1,126.

The Company incurred legal and consulting expenses of $63,091 in connection with a potential acquisition of assets which was not consummated.

For the three months ended September 30, 2011, the Company recognized a gain of $9 in its investment in Laurel Partners Limited Partnership.  There was a gain of $80 for the same period in 2010.

Interest Income

Interest income for the three months ended September 30, 2011 was $617 compared to interest income of $6,716 for the same period in 2010. This decrease is attributable primarily to significantly lower interest rates earned on invested funds.

Three Month Ended September 30, 2011 and 2010 (Continued)

Net (Loss)

Net loss for the three months ended September 30, 2011 was $146,895 compared to a net loss of $120,068 for the same period in 2010.  The increase in net loss can be principally attributed to non-consummated asset acquisition costs of $63,091, a decrease in interest income of $6,099 offset by a decrease in general and administrative expenses of $42,434.

Nine Months Ended September 30, 2011 and 2010

Revenues

Revenues for the nine months ended September 30, 2011 and 2010 was $0 and $100,000, respectively.  OSI made its final license fee payment of $100,000 in February 2010.

Costs and Expenses

General and administrative expenses decreased to $269,097 for the nine months ended September 30, 2011 from $328,911 for the same period in 2010.  Patent costs decreased by $31,312, accounting, legal and consulting expenses decreased by $17,656, stockholders relations decreased by $5,729, and other costs decreased by $5,117.

The Company incurred legal and consulting expenses of $63,091 in connection with a potential acquisition of assets which was not consummated.

For the nine months ended September 30, 2011, the Company recognized a loss of $214 in its investment in Laurel Partners Limited Partnership.  The loss for the same period in 2010 was $78.

Interest Income

Interest income for the nine months ended September 30, 2011 was $3,014 compared to interest income of $14,532 for the same period in 2010.  This decrease is attributable primarily to significantly lower interest rates earned on invested funds.

Net (Loss)

Net loss for the nine months ended September 30, 2011 was $394,213 compared to a net loss of $279,282 for the same period in 2010.  Revenues decreased by $100,000, nonconsummated asset acquisition expenses increased by $63,091, interest income decreased by $11,518 offset by a decrease in general and administrative expenses of $59,814.

Liquidity and Capital Resources

At September 30, 2011, the Company held cash and cash equivalents of $23.5 million.  The Company's working capital at September 30, 2011 was $23.5 million.

Liquidity and Capital Resources (Continued)

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

Dated:  November 14, 2011

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31	Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002