Form 10-K
period 2011-12-31
CADUS CORP
filed 2012-03-30
CIK 911148

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                           to

Commission File Number	0-28674

CADUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3660391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue
New York, New York	10153
(Address of principal executive offices)	(Zip Code)

Company's telephone number, including area code:	(212) 702-4300

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

As of June 30, 2011, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $7,967,206.20.

Number of shares outstanding of each class of Common Stock, as of March 15, 2012: 13,144,040 shares.

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

Historically, drug discovery has been an inefficient and expensive process. However, scientific advances have created new and improved tools for drug discovery. For example, molecular biology is identifying a growing number of targets and their gene sequences. There have been significant developments in turning these gene sequences into drug discovery candidates. Cells have been genetically engineered to produce assays that more effectively replicate the physiological environment of a living organism. Robotics has enabled the creation of high–throughput screening systems. Combinatorial chemistry has enhanced the ability to optimize lead compounds by improving their pharmacological characteristics. However, due to the complexity of G Protein–coupled receptors, these advances do not offer a comprehensive, rapid and cost effective approach to the identification of drug discovery candidates targeted at G Protein–coupled receptors.

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

Patents, Proprietary Technology and Trade Secrets

The Subsidiary relies upon patents and trade secrets to protect its proprietary technologies. As of March 15, 2012, the Subsidiary is the assignee of 24 issued U.S. patents and two related granted foreign patents covering aspects of its yeast technology and is the exclusive worldwide licensee of five issued U.S. patents and one related granted foreign patent for use in drug discovery.

The Company has obtained from Duke University an exclusive worldwide license to two issued U.S. patents. These patents are directed to hybrid yeast cells engineered to express human G Protein-coupled receptors and to methods of their use. In consideration for such license, the Subsidiary pays a minimum annual royalty and is required to make payments upon the achievement by the Subsidiary of certain drug development milestones and to pay royalties (net of minimum royalties) on the sale of drugs by the Subsidiary which were initially identified by the Subsidiary through the use of the licensed technology. In lieu of milestones and royalty payments on sales of drugs by sublicensees initially identified by sublicensees through the use of the licensed technology, the Subsidiary pays an annual fee (net of the minimum annual royalty) for each sublicense granted by it to such technology.

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

The Company has granted to OSI a non-exclusive license to use several of its patents relating to its yeast-based technologies.

In addition to patent protection, the Company relies upon trade secrets and proprietary know–how to maintain its competitive position. To maintain the confidentiality of its trade secrets and proprietary information, the Company has generally required its employees and consultants to execute confidentiality agreements upon the commencement of their relationships with the Company.

Patent law as it relates to inventions in the biotechnology field is still evolving, and involves complex legal and factual questions for which legal principles are not firmly established. Accordingly, no predictions can be made regarding the breadth or enforceability of claims allowed in the patents that have been issued to the Company or its licensors. Accordingly, no assurance can be given that the claims in such patents, either as initially allowed by the United States Patent and Trademark Office or any of its foreign counterparts or as may be subsequently interpreted by courts inside or outside the United States, will be sufficiently broad to protect the Company’s proprietary rights, will be commercially valuable or will provide competitive advantages to the Company and its present or future licensees. There can be no assurance that any of the Company’s issued or licensed patents would ultimately be held valid or that efforts to defend any of its patents, trade secrets, know–how or other intellectual property rights would be successful.

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

In order to compete successfully, the Company’s goal is to maintain patent protection for its drug discovery technologies and to make these technologies available to pharmaceutical and biotechnology companies through licensing arrangements for use in discovering drugs. Moreover, there can be no assurance that the Company’s competitors will not succeed in developing technologies that circumvent the Company’s technologies or that such competitors will not succeed in developing technologies that are more effective than those developed by the Company or that would render technology of the Company less competitive or obsolete.

Employees

As of March 15, 2012, the Company had no employees. David Blitz, the Chief Executive Officer of Cadus and the Subsidiary, is not an employee of Cadus or the Subsidiary, and is serving under a consulting arrangement as the acting Chief Executive Officer of Cadus and the Subsidiary at the rate of $25,000 per annum.

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

History of Operating Losses

The Company has incurred operating losses in each year since its inception with the exception of 2002. At December 31, 2011, the Company had an accumulated deficit of approximately $35.9 million. The Company's losses have resulted principally from costs incurred in connection with its previous research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues. The Company expects to incur additional operating losses over the next several years.

Uncertainty of Utilization of Operating Loss and Research and Development Credit Carryforwards.

The Company had a net operating loss carryforward of approximately $25,009,000 and a research and development credit carryforward of approximately $2,225,000 at December 31, 2011. These net operating loss carryforwards and the research and development credit carryforward expire in various years from 2012 to 2031. The Company's ability to utilize such net operating loss and research and development credit carryforwards for income tax savings is subject to certain limitations, and there can be no assurance that the Company will be able to utilize such carryforwards.

Uncertainty of Future Profitability

The Company's ability to generate revenues and become profitable is dependent in large part on the ability of the Company to enter into additional licensing arrangements. There can be no assurance that the Company will be able to do so or that the Company will ever achieve profitability.

Uncertainty of Protection of Patents and Proprietary Rights

Patent law as it relates to inventions in the biotechnology field is still evolving, and involves complex legal and factual questions for which legal principles are not firmly established. Accordingly, no predictions can be made regarding the breadth or enforceability of claims allowed in the patents that have been issued to the Company or its licensors. Accordingly, no assurance can be given that the claims in such patents, either as initially allowed by the United States Patent and Trademark Office or any of its foreign counterparts or as may be subsequently interpreted by courts inside or outside the United States, will be sufficiently broad to protect the Company’s proprietary rights, will be commercially valuable or will provide competitive advantages to the Company and its present or future licensees. There can be no assurance that any of the Company’s issued or licensed patents would ultimately be held valid or that efforts to defend any of its patents, trade secrets, know–how or other intellectual property rights would be successful.

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

The Company’s goal is to maintain patent protection for its drug discovery technologies and to make these technologies available to pharmaceutical and biotechnology companies through licensing arrangements for use in discovering drugs. There can be no assurance, however, that the Company will obtain patents covering its technologies that protect it against competitors. Moreover, there can be no assurance that the Company’s competitors will not succeed in developing technologies that circumvent the Company’s technologies or that such competitors will not succeed in developing technologies that are more effective than those developed by the Company or that would render technology of the Company less competitive or obsolete.

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

Control by Existing Stockholders; Concentration of Stock Ownership

Carl C. Icahn beneficially owns, as of March 15, 2012, approximately 40% of the outstanding shares of Common Stock. As a result, Mr. Icahn, acting alone, will be able to control most matters requiring approval by the stockholders of the Company, including the election of directors, the adoption of charter amendments, and the approval of mergers and other extraordinary corporate transactions. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

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

Fiscal Year 2011	High	Low
First quarter ended March 31, 2011	$1.50	$1.34
Second quarter ended June 30, 2011	$1.56	$1.38
Third quarter ended September 30, 2011	$1.45	$1.35
Fourth quarter ended December 31, 2011	$1.48	$1.32

Fiscal Year 2010	High	Low
First quarter ended March 31, 2010	$1.57	$1.40
Second quarter ended June 30, 2010	$1.59	$1.43
Third quarter ended September 30, 2010	$1.56	$1.40
Fourth quarter ended December 31, 2010	$1.51	$1.21

As of March 15, 2012, there were approximately 64 holders of record of Cadus’s Common Stock.

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

The Company has incurred operating losses in each year since its inception except for an operating gain of approximately $214,000 for the year ended December 31, 2002. At December 31, 2011, the Company had an accumulated deficit of approximately $35.9 million. The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income.

As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. Despite the fact that the Company has no employees and limited operations, it continues to incur general and administrative expenses. These, for the most part, relate to legal, accounting and other costs associated with maintaining a public company and legal and other costs relating to the maintenance of patents. For the year ended December 31, 2011, such expenses aggregated $315,818 and included patent costs (including legal fees) and license fees of approximately $39,000, legal fees (other than in connection with patents) of approximately $68,000, bookkeeping, accounting and tax preparation fees of approximately $96,000. There were legal, accounting and consulting expenses of $59,177 in connection with a potential acquisition which was not consummated. Since the Company had no revenues, it incurred an operating loss of $462,000 for the year ended December 31, 2011.

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

Result of Operations

Years Ended December 31, 2011 and 2010

Revenues

Revenues for 2011 and 2010 were $0 and $100,000 which was the final annual license fee from OSI.

Operating Expenses

General and administrative expenses decreased to $315,818 in 2011 from $395,226 in 2010. This decrease was attributable to decreases in patent costs and license fee of $33,038, professional fees of $32,939, Delaware franchise tax of $6,041 and miscellaneous decreases of $7,390.

Abandoned Acquisition Costs

The Company incurred legal, accounting and consulting expenses of $59,177 in connection with a potential acquisition which was not consummated.

Equity in Other Ventures

Equity in other ventures in 2011 reflects a recognized loss of $207 from the Company’s investment in Laurel Partners Limited Partnership. There was a recognized $23 loss in 2010 from such investment.

Interest Income

The average interest earned on invested funds declined in 2011. As a result, interest income for 2011 decreased to $3,599 from $19,133 in 2010.

Net Loss

Net loss for 2011 was $503,391 compared to a net loss of $400,812 in 2010. The increase in net loss is attributable to no license fee received in 2011 as compared to a license fee in 2010 of $100,000, a decrease in interest income of $15,534, an increase in loss from equity in other ventures of $184, costs in connection with an abandoned potential acquisition of $59,177, a decrease in miscellaneous income of $3,752, an increase in franchise tax of $3,340, offset by a decrease in general and administrative expenses of $79,408.

Liquidity and Capital Resources

At December 31, 2011, the Company held cash of $23.4 million. The Company’s working capital at December 31, 2011 was $23.4 million.

In February 2000, Cadus licensed to OSI, on a nonexclusive basis, its yeast technologies. OSI was obligated to pay an annual maintenance fee of $100,000 until the earliest of 2010 or the termination of the license. OSI paid the final annual maintenance fee of $100,000 in February 2010 and is no longer obligated to pay annual maintenance fees to Cadus.

The Company believes that its existing resources, together with interest income, will be sufficient to support its current and projected funding requirements through the end of 2013. This forecast of the period of time through which the Company’s financial resources will be adequate to support its operation is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company’s capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company’s efforts to license its technologies and otherwise realize value from its assets, the transactions, if any, arising from the Company’s efforts to acquire or invest in companies or income producing assets and the expenses of pursuing such transactions.

Net Operating Loss Carryforwards

At December 31, 2011, the Company had tax net operating loss carryforwards of approximately $25.0 million and research and development credit carryforwards of approximately $2.2 million which expire in years 2012 through 2030. Such net operating loss carryforwards may be utilized under certain conditions as a deduction against future income and such development credit carryforwards may be utilized under certain circumstances as an offset against future taxes. The Company’s ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986.

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

Management, which is comprised of the President and Chief Executive Officer, who also performs functions similar to those of a principal financial officer, assessed the Company’s internal control over financial reporting as of December 31, 2011, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

During the quarter ended December 31, 2011, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information with respect to the executive officers and directors of Cadus as of March 15, 2012 is set forth below:

Name	Age	Position

James R. Broach, Ph.D.	64	Director

Brett Icahn	32	Director

Peter S. Liebert, M.D. (1)	76	Director

Jack G. Wasserman (1)	75	Director

David Blitz	80	Chief Executive Officer and President

(1) Member of the Compensation Committee.

James R. Broach, Ph.D., a scientific founder of Cadus and inventor of Cadus’s yeast–based drug discovery technology, has been Director of Research of Cadus since its inception. He is currently Chair of the Department of Biochemistry and Molecular Biology at Penn State University College of Medicine and Director of the Penn State Hershey Institute for Personalized Medicine. From 1984 to 2012, he was Professor of Molecular Biology at Princeton University, where he served as Associate Chair and Associate Director of the Lewis Sigler Institute for Integrative Genomics. In 1984, Dr. Broach and his collaborators were the first ones to demonstrate that human genes could be successfully implanted into yeast cells. Dr. Broach is a member of the Scientific Advisory Board of the U.S. Food and Drug Administration and until 2012 was member of the Board of Trustees of the University of Medicine and Dentistry of New Jersey and a Commissioner on the New Jersey Commission for Cancer Research. He received his Ph.D. in Biochemistry from University of California at Berkeley and his B.S. from Yale University. The Board of Directors has concluded that Dr. Broach should serve as a director of Cadus because of his role as the inventor of Cadus's yeast-based discovery technology and his continuing association and prominence in academic circles in the field of Molecular Biology.

Brett Icahn has served on the Company’s board of directors since July, 2010. Since April 2010, he is responsible for co-executing a small/mid-cap investment strategy across all industries as a Portfolio Manager of the Sargon Portfolio for Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds. From 2002 through April 2010, Brett Icahn was an investment analyst at Icahn Capital. He has served as a director of The Hain Celestial Group, Inc. (a natural and organic products company) since July 2010, as a director of Take-Two Interactive Software, Inc. (a developer, marketer and publisher of software games) since April 2010, as a director of Motricity, Inc. (a mobile data solutions provider) and as a member of its Nominating and Corporate Governance Committees since January 2010, and as a director and member of the Compensation Committee of American Railcar Industries, Inc. (a company that is primarily engaged in the business of manufacturing covered hopper and tank railcars) since January 2007. Prior to that Mr. Icahn served on the board of directors of HowStuffWorks.com, an internet website acquired by Discovery Communications in 2007. Brett Icahn is the son of Carl C. Icahn, and received a B.A. from Princeton University. The Board of Directors has concluded that Mr. Brett Icahn should serve as a director of Cadus because of his business experience and his experience as a director of various public companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Cadus’s directors and executive officers, and persons who own more than ten percent of a registered class of Cadus’s equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock of Cadus. Reporting persons are required by SEC regulation to furnish the Company with copies of all such filed reports. To Cadus’s knowledge, based solely on a review of copies of such filed reports furnished to Cadus, all of Cadus’s directors, officers and greater than ten percent beneficial owners made all required filings during fiscal year 2011 in a timely manner.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus in all capacities for the fiscal years ended December 31, 2011 and 2010, by (i) all individuals serving as Cadus’s principal executive officer or principal financial officer, or acting in a similar capacity, (ii) the three most highly compensated executive officers other than the executive officers in clause (i), who were serving as executive officers at the end of such fiscal year and (iii) up to two additional most highly compensated executive officers who would have otherwise been included in clause (ii) but for the fact that they were not serving as executive officers at the end of such fiscal year (collectively, the “Named Executive Officers”):

Summary Compensation Table for 2011 and 2010 Fiscal Years

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

David Blitz (1)	2011	$25,000	—	—	$25,000
President and Chief Executive Officer	2010	$25,000	—	—	$25,000

(1)	Mr. David Blitz has been the Company’s acting President and Chief Executive Officer from May 2004 and serves in such capacity at the rate of $25,000 per annum.

Grants of Plan Based Awards.

There were no grants by Cadus of awards to Named Executive Officers during the fiscal year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

No Named Executive Officer had any outstanding Cadus equity awards as of December 31, 2011.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2011, no Named Executive Officer exercised any stock option, stock appreciation right or similar instrument and no Cadus stock (including any restricted stock, restricted stock unit or similar instrument) vested for any Named Executive Officer.

Director Compensation

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus by its directors in all capacities for the fiscal year ended December 31, 2011:

Director Compensation Table for 2011 Fiscal Year

Name	Fees Earned or Paid in Cash ( $) (1)	All Other Compensation ($)		Total ($)

James R. Broach	$3,000	$12,000	(2)	$15,000
Russell D. Glass	$1,500	—		$1,500
Brett Icahn	$3,000	—		$3,000
Peter S. Liebert	$3,000	—		$3,000
Jack G. Wasserman	$3,000	—		$3,000

(1)	Each non-employee director receives $3,000 in annual compensation, payable quarterly in arrears.
(2)	James R. Broach provides consulting services to the Company for patent and license related matters, for which he was paid $12,000 in the fiscal year ended December 31, 2011.

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

As of March 15, 2012, there were no outstanding stock options granted under the 1996 Incentive Plan.

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

Compensation Discussion and Analysis

Introduction

The Compensation Committee of the Board of Directors of Cadus is responsible for determining and administering the Company’s compensation policies for the remuneration of Cadus’s officers. The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective. In 2011, Cadus had no officers other than its acting Chief Executive Officer who served in a consultative capacity at the rate of $25,000 per annum for the interim period during which the Company continued its search for a new Chief Executive Officer. Accordingly, the following report of the Compensation Committee is not entirely applicable to calendar year 2011 but is presented for an historical perspective.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 2012 with respect to (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. All information is based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to the Company.

Name and Address of Beneficial Owner (1)	Number of Shares Amount and Nature of Beneficial Ownership		Percentage of Common Stock Owned (2)

Carl C. Icahn 767 Fifth Avenue New York, New York 10153	5,260,838	(3)	40.03%

Moab Partners, L.P. 152 East 62nd Street New York, NY 10021	1,719,350	(4)	13.08%

Name and Address of Beneficial Owner (1)	Number of Shares Amount and Nature of Beneficial Ownership		Percentage of Common Stock Owned (2)

GlaxoSmithKline plc 980 Great West Road Brentford, Middlesex TW89GS England	660,962	(5)	5.03%

James R. Broach	—		*

Brett Icahn	—		*

Peter S. Liebert, M.D.	8,334		*

Jack G. Wasserman	—		*

David Blitz c/o Joel Popkin & Company, P.C. 1430 Broadway (Suite 1805) New York, NY 10018	—		*

All executive officers and directors as a group (6 persons)	8,334		0.06%

* Less than one percent

(1)	Except as otherwise indicated above, the address of each stockholder identified above is c/o the Company, 767 Fifth Avenue, New York, NY 10153. Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2)	Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 15, 2012, that may be exercised within 60 days after such date for purposes of computing the percentage of Common Stock owned by such person, but not for purposes of computing the percentage of Common Stock owned by any other person. None of the persons listed above held options as of March 15, 2012.

(3)	Based on the most recent filings of SEC Form 4 by the reporting party. Includes 2,258,790 shares of Common Stock held by High River Limited Partnership and 1,899,622 shares of Common Stock held by Barberry Corp. Mr. Carl Icahn is the sole shareholder of Barberry Corp. and Barberry Corp. is the sole member of Hopper Investments L.L.C. which is the general partner of High River Limited Partnership. Mr. Carl Icahn is the father of Mr. Brett Icahn, a director of Cadus.

(4)	Based on the most recent filings of SEC Schedule 13D by the reporting party.

(5)	Includes 330,481 shares of Common Stock held by SmithKline Beecham p.l.c., an affiliate of GlaxoSmithKline plc.

Equity Compensation Plan Information.

The following table sets forth certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of Cadus were authorized for issuance as of December 31, 2011:

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2011 the Company has not been a participant in any transaction with a “related person” (as defined in Item 404 of Regulation S-K) where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, nor is any such transaction currently proposed. The Company recognizes that related person transactions can present potential or actual conflicts of interest. Accordingly, if a proposed transaction appears to or does involve a related person, and the amount involved exceeds $60,000, the transaction must be presented to the Board of Directors for its review and approval or ratification. The Board of Directors may retain and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction. Related party transactions where the amount involved does not exceed $60,000 do not require formal Board of Directors approval, but must be disclosed to the Board of Directors. The foregoing procedures are designed to ensure that transactions with related persons are fair to the Company and in the Company’s best interests.

James Broach provides consulting services to the Company for patent and license related matters for which he was paid $12,000 and $12,000 in calendar years 2011 and 2010, respectively.

In May 2004, the Board of Directors appointed David Blitz the acting Chief Executive Officer of the Company at the rate of $25,000 per annum for the interim period during which the Company is continuing its search for a new Chief Executive Officer. In 2011, the Company paid $25,000 to Mr. Blitz in such capacity. Mr. Blitz remains an employee of Joel Popkin & Co., P.C., in which capacity he will continue to perform the Company’s internal accounting as he has done since March 2000. The Company paid Joel Popkin & Co. $52,290 for such accounting services and $6,000 for tax preparation services performed in 2011 and anticipates that it will pay similar amounts for such services in 2012.

Cadus has the following directors: James R. Broach, Brett Icahn, Peter S. Liebert and Jack G. Wasserman. Each of the directors meets the standards for independence set forth in the Nasdaq Listing Rules. The entire Board of Directors of the Company acts as the audit committee. Each of the directors, except for James R. Broach, meets the standards for independence for audit committee members set forth in the Nasdaq Listing Rules.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees incurred by the Company for the services of its principal accountants in 2011 and 2010:

	2011		2010
Audit Fees	$35,638		$36,521
Audit-Related Fees	$—		$—
Tax Fees	$—		$—
All Other Fees	$ 6,040	(1)	$—

(1)	Fees paid in connection with the Company’s abandoned acquisition.

Audit fees consist of services rendered to the Company for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s quarterly financial statements and related services.

The Company’s policy is that, before accountants are engaged by the Company to render audit or non-audit services, the engagement is approved by Cadus’s Board of Directors. Cadus’s Board of Directors approved Holtz Rubenstein Reminick LLP’s engagement as the Company’s independent auditors for the fiscal year ending December 31, 2011 before Holtz Rubenstein Reminick LLP was so engaged. All of the 2011 services described above were approved by the Board of Directors.

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

Date: March 30, 2012

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

Name	Title	Date

/s/ David Blitz	Chief Executive Officer and President	March 30, 2012
David Blitz	(Principal Executive Officer and
Principal Accounting Officer)

/s/ James R. Broach	Director	March 30, 2012
James R. Broach

/s/ Brett Icahn	Director	March 30, 2012
Brett Icahn

/s/ Peter S. Liebert	Director	March 30, 2012
Peter S. Liebert

/s/ Jack G. Wasserman	Director	March 30, 2012
Jack G. Wasserman

CADUS CORPORATION AND SUBSIDIARY

INDEX

Page No.
Report of Independent Registered Public Accounting Firm:
Holtz Rubenstein Reminick LLP	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets - December 31, 2011 and 2010	F-3

Consolidated Statements of Operations - For the years ended
December 31, 2011 and 2010	F-4

Consolidated Statements of Stockholders' Equity –
For the years ended December 31, 2011 and 2010	F-5

Consolidated Statements of Cash Flows - For the years ended
December 31, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cadus Corporation

New York, New York

We have audited the accompanying consolidated balance sheets of Cadus Corporation and Subsidiary (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cadus Corporation and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/HOLTZ RUBENSTEIN REMINICK LLP

New York, New York

March 30, 2012

CADUS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$23,376,400	$23,789,400
Interest receivable	190	885
Prepaid and other current assets	7,090	7,090
Total current assets	23,383,680	23,797,375

Investment in other ventures	194,025	194,232
Patents, net	205,102	291,535
Total assets	$23,782,807	$24,283,142

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$7,834	$4,778
Total current liabilities	7,834	4,778

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value. Authorized 35,000,000 shares at December 31, 2011 and 2010; issued 13,285,707 shares at December 31, 2011 and 2010; outstanding 13,144,040 shares at December 31, 2011 and 2010	132,857	132,857
Additional paid-in capital	59,847,443	59,847,443
Accumulated deficit	(35,905,252)	(35,401,861)
Treasury stock - at cost	(300,075)	(300,075)
Total stockholders’ equity	23,774,973	24,278,364
Total liabilities and stockholders’ equity	$23,782,807	$24,283,142

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010

License and maintenance fees	$—	$100,000
Total revenues	—	100,000
Costs and expenses:
General and administrative	315,818	395,226
Amortization of patent costs	86,433	86,433
Abandoned acquisition costs	59,177	—
Loss from equity in other ventures	207	23
Total costs and expenses	461,635	481,682
Operating (loss)	(461,635)	(381,682)
Other income:
Interest income	3,599	19,133
Miscellaneous	—	3,752
Total other income	3,599	22,885
(Loss) before income tax provision	(458,036)	(358,797)
Provision for franchise and income taxes	45,355	42,015
Net (loss)	$(503,391)	$(400,812)
Basic and diluted net (loss) per share	$(0.04)	$(0.03)
Weighted average shares of common stock outstanding - basic and diluted	13,144,040	13,144,040

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Total
Balance at December 31, 2009	13,285,707	$132,857	$59,847,443	$(35,001,049)	(141,667)	$(300,075)	$24,679,176
Net loss for the year ended December 31, 2010	—	—	—	(400,812)	—	—	(400,812)
Balance at December 31, 2010	13,285,707	132,857	59,847,443	(35,401,861)	(141,667)	(300,075)	(24,278,364)
Net loss for the year ended December 31, 2011	—	—	—	(503,391)	—	—	(503,391)
Balance at December 31, 2011	13,285,707	$132,857	$59,847,443	$(35,905,252)	(141,667)	$(300,075)	$(23,774,973)

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(503,391)	$(400,812)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of patent costs	86,433	86,433
Loss from equity in other ventures	207	23
Changes in assets and liabilities:
Decrease in prepaid and other current assets	—	800
Decrease in interest receivable	695	569
Increase in accrued expenses and other current liabilities	3,056	3,944
Net cash (used in) operating activities	(413,000)	(309,043)
Net (decrease) in cash and cash equivalents	(413,000)	(309,043)
Cash and cash equivalents - beginning of year	23,789,400	24,098,443
Cash and cash equivalents - end of year	$23,376,400	$23,789,400

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

During 2011, the Company pursued an acquisition and incurred approximately $59,000 of costs prior to its decision to abandon its pursuit of the acquisition.

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

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $23,163,830 at December 31, 2011 and $23,459,596 at December 31, 2010.

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

DECEMBER 31, 2011 AND 2010

(d)	Patents

Patents represent the costs of developing the patents of $1,439,820 that are amortized on a straight-line basis principally over seventeen years. At December 31, 2011 and 2010 accumulated amortization is $1,234,718 and $1,148,285 respectively. Amortization expense amounted to approximately $86,000 for each of the years ended December 31, 2011 and 2010. The annual amortization for the next two years will be approximately $86,000 per year and $33,000 in the third year. The Company reviews the carrying value of its patents whenever events or changes in circumstances indicate that the historical cost carrying value of the patents may no longer be appropriate.

The amortizable patents are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

(e)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(f)	Revenue Recognition

The Company entered into a license agreement with OSI for OSI to use the Company’s yeast technology on a non-exclusive basis. The agreement provided for the payment of non-refundable license fees to the Company. The Company recognized the license fees as income when received, as there are no continuing performance obligations of the Company to the licensee.

(g)	Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of dilutive common stock equivalents (stock options). There were no outstanding stock options for the two years ended December 31, 2011 and 2010.

CADUS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

In January 1, 2008, the Company adopted the FASB accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a framework for measuring fair value and expands disclosures about fair value measurements. The valuation techniques required are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

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

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accounts payable approximate fair value. The fair value of the Company’s investments in a privately held company is not readily available. The Company believes the fair value of this investment in a privately held company approximated its respective carrying values at December 31, 2011 and 2010.

CADUS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. From time to time, the cash balances exceed the Federal Depository Insurance Coverage Limit. At December 31, 2011, the cash balance was $23,376,400. The Company places its cash with a high credit quality financial institution.

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

Comprehensive income is comprised of net (loss) income and other comprehensive (losses) income (or OCI). OCI includes certain changes in stockholders’ equity that are excluded from net (loss) income. Specifically, the Company includes in OCI changes in unrealized gains and losses on its available-for-sale securities. There was no difference between net income and comprehensive income for the years ended December 31, 2011 and December 31, 2010.

(l)	Recently Issued Accounting Standards

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is more than its carrying amount. If an entity determines that this is not the case, it is required to perform the currently prescribed two-step goodwill impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this guidance will have any material effect on the Company’s financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

(3)	Asset Sale to OSI Pharmaceuticals

On July 30, 1999, Cadus sold to OSI, pursuant to an asset purchase agreement, its drug discovery programs focused on G protein-coupled receptors, its directed library of approximately 150,000 small molecule compounds specifically designed for drug discovery in the G protein-coupled receptor arena and its collaboration with Solvay Pharmaceuticals B.V. ("Solvay Pharmaceuticals"), and certain other assets. Cadus was entitled to royalties and up to $3.0 million in milestone payments on the first product derived from compounds sold to OSI or from the collaboration with Solvay Pharmaceuticals. Cadus licensed to OSI on a non-exclusive basis certain technology solely to enable OSI to fulfill its obligations under the collaboration with Solvay Pharmaceuticals. Cadus also licensed to OSI on a non-exclusive basis certain proprietary software and technology relating to chemical resins in order to enable OSI to fully benefit from the compounds it acquired from Cadus. Cadus retained ownership of all its other assets, including its core yeast technology for developing drug discovery assays, its collection of over 25,000 proprietary yeast strains, human and mammalian cell lines, genetic engineering tools, and its genomics databases related to G protein-coupled receptors.

(4)	Investments in Other Ventures

In December 1996, Cadus issued a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a shareholder of Cadus is the general partner. The principal amount and interest thereon was paid in December 1998. In addition, Cadus purchased for $160,660 in cash, a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly-owned by the shareholder. Laurel's purpose was to invest, directly or indirectly, in securities of biotechnology companies. Cadus is not required to make any additional investment in Laurel. As of and for the year ended December 31, 2011, Laurel’s assets and net loss totaled $315,425 and $231, respectively. The investment is accounted for under the equity method with the recognition of losses limited to Cadus's capital contributions. For the years ended December 31, 2011 and 2010, Cadus recognized a loss of $207 and $23, respectively, related to the investment. The Company’s investment in Laurel of $194,025 and $194,232 at December 31, 2011 and 2010, respectively, is reflected as investments in other ventures in the accompanying consolidated balance sheets.

(5)	Licensing Agreements

In February 2000, Cadus licensed to OSI, on a non-exclusive basis, its yeast-based drug discovery technologies, including various reagents and its library of over 30,000 yeast strains, and its bioinformatics software. OSI was also obligated to pay an annual maintenance fee of $100,000 until the earliest of 2010 or the termination of the license. OSI could terminate the license at any time on 30 days prior written notice. For the year ended December 31, 2010, the Company recognized $100,000 in license and maintenance fees from OSI. OSI paid the final annual maintenance fee of $100,000 in February 2010 and is no longer obligated to pay annual maintenance fees to Cadus.

CADUS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

The Company has entered into license agreements with various third parties. Generally, the agreements provide that the Company will pay license fees and/or maintenance payments, in return for the use of technology and information and the right to manufacture, use and sell future products. These agreements provide for payments based on the completion of milestone events, as well as royalty payments based upon a percentage of product or assay sales. License fees and maintenance payments for the years ended December 31, 2011 and 2010 were $25,000 and $25,000, respectively.

(7)	Income Taxes

Deferred tax assets of approximately $14,093,000 and $14,603,000 at December 31, 2011 and 2010, respectively, relate principally to net operating loss carry-forwards of $25,009,000 and $25,545,000, research and development credit carry-forwards of $2,225,000 and $2,535,000 and equity losses on investments of $4,403,000 and $4,403,000 at December 31, 2011 and 2010, respectively. An offsetting valuation allowance has been established for the full amount of the deferred tax assets to reduce such assets to zero, as a result of the significant uncertainty regarding their ultimate realization. The aggregate valuation allowance decreased $510,000 in 2011 and $269,000 in 2010.

CADUS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

The Company’s net operating loss carry-forwards and research and development credit carry-forwards noted above expire in various years from 2012 to 2031. The net operating loss carry-forwards and the research and development carry-forwards expire as follows:

Year	Net Operating Loss Carry-forward	Research and Development Credit Carry- forward

2012	$6,950,000	$725,000
2018	8,949,000	935,000
2019	5,810,000	565,000
2020	275,000	-
2021	267,000	-
2022-2031	2,758,000	-

The Company’s ability to utilize such net operating loss, research and development credit carry-forwards and equity losses on investments may be subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986. The Company’s tax provision for each year represents an amount for New York state tax on capital.

The Company adopted the provision of FASB guidance for accounting for uncertainty in income taxes on January 1, 2007. The guidance requires the Company to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting these standards, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied the guidance to all tax provisions for which the statute of limitations remained open. The adoption of the guidance did not have a material impact in the financial statements during the years ended December 31, 2011 and 2010. The Company’s open tax years are 2008, 2009 and 2010.

(8)	Stock Options

Effective May 10, 1996, the 1993 Plan was replaced by the 1996 Incentive Plan ("the 1996 Plan") with respect to all future awards to Cadus' employees and consultants. The options granted under the 1996 Plan may be either incentive stock options or nonqualified options. In December 1996, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and such increase was approved by the stockholders of Cadus in June 1997. In December 1997, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased to 1,833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and approved by the stockholders of Cadus in June 1998. On December 31, 2011, 1,742,888 shares of stock remained available for awards under the 1996 Plan.

CADUS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

There was no activity under the 1996 Plan for the years ending December 31, 2011 and 2010. The Company had no options outstanding during the years ended December 31, 2011 and 2010.

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	2011	2010

Accrued professional fees	$7,834	$4,778

(10)	Related Party Transactions

James Broach, a member of Cadus’ Board of Directors, provides consulting services to the Company for patent and license related matters, for which he was paid $12,000 and $12,000 in calendar years 2011 and 2010, respectively. These consulting services were recorded as a component of general and administrative expenses during each of the respective periods. No amounts were included in accrued expenses as of December 31, 2011 and 2010.

In May 2004, the Board of Directors appointed David Blitz the acting Chief Executive Officer of the Company at the rate of $25,000 per annum for the interim period during which the Company is continuing its search for a new Chief Executive Officer. In 2011 and 2010, the Company paid $25,000 and $25,000, respectively, to Mr. Blitz in such capacity. Mr. Blitz remains an employee of Joel Popkin & Co. P.C., in which capacity he has performed the Company’s internal accounting since March 2000. The Company paid Joel Popkin & Co., $52,291 and $52,462 for such accounting services in 2011 and 2010, respectively, and $6,000 and $8,000 in 2011 and 2010, respectively, for tax preparation services.

CADUS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

(11)	Commitments and Contingencies

Lease Commitments

Cadus currently leases storage space on a month-to-month basis. Rent expense for the years ended December 31, 2011 and 2010 amounted to $12,600 and $12,600, respectively.

