Form 10-Q
period 2012-03-31
CADUS CORP
filed 2012-05-15
CIK 911148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐     No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of April 30, 2012 was 13,144,040.

CADUS CORPORATION

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of our plans, strategies and objectives for our future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words. Although Cadus Corporation (the “Company”) believes that the expectations reflected in our forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to the Company's ability to license its technologies to third parties, the Company's inability to acquire and operate other companies, the Company's capital needs and uncertainty of future funding, the Company's history of operating losses, the unpredictability of patent protection, risk of obsolescence of the Company's technologies, as well as other risks and uncertainties discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2011. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash and cash equivalents	$23,333,079	$23,376,400
Interest receivable	197	190
Prepaid and other current assets	15,240	7,090
Total current assets	23,348,516	23,383,680
Investment in other ventures	194,032	194,025
Patents, net	183,494	205,102
Total assets	$23,726,042	$23,782,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$106,554	$7,834
Total current liabilities	106,554	7,834

Commitments

Stockholders’ equity:
Common stock	132,857	132,857
Additional paid-in capital	59,847,443	59,847,443
Accumulated deficit	(36,060,737)	(35,905,252)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	23,619,488	23,774,973
Total liabilities and stockholders’ equity	$23,726,042	$23,782,807

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
License and maintenance fees	$-0-	$-0-
Total revenues	-0-	-0-
Costs and expenses:
General and administrative expenses	134,538	134,128
Amortization of patent costs	21,608	21,608
(Income) from equity in other ventures	(7)	(21)
Total costs and expenses	156,139	155,715
Operating loss	(156,139)	(155,715)
Other income:
Interest income	654	1,832
Loss before provision for income taxes	(155,485)	(153,883)
Provision for income taxes	-	-
Net loss	$(155,485)	$(153,883)
Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.01)	$(0.01)
Weighted average shares of common stock outstanding – basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(155,485)	$(153,883)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization of patent costs	21,608	21,608
(Income) from equity in other ventures	(7)	(21)
Changes in assets and liabilities:
Increase in prepaid and other current assets	(8,157)	(10,550)
Increase in accrued expenses and other current liabilities	98,720	31,963
Net cash used in operating activities	(43,321)	(110,883)
Net decrease in cash and cash equivalents	(43,321)	(110,883)
Cash and cash equivalents - beginning of period	23,376,400	23,789,400
Cash and cash equivalents - end of period	$23,333,079	$23,678,517

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 1        Organization and Basis of Preparation

The information presented as of March 31, 2012 and for the three month period then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2011 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2011.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three month period ended March 31, 2012 is not necessarily indicative of the results to be expected for the year ending December 31, 2012.

Note - 2        Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $23,164,474 at March 31, 2012 and there were cash equivalents of $23,163,830 at December 31, 2011.

Note - 3        Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options). There were no outstanding stock options for the three months ended March 31, 2012 and 2011.

Note - 4       Fair Value of Financial Instruments

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

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 4        Fair Value of Financial Instruments (Continued)

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

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accounts payable approximate fair value. The fair value of the Company’s investment in a privately held company is not readily available. The Company believes the fair value of this investment in a privately held company approximated its carrying value at March 31, 2012 and December 31, 2011.

Note - 5        Newly Adopted Accounting Pronouncements

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

At March 31, 2012, the Company had an accumulated deficit of approximately $36.1 million. The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

Three Month Ended March 31, 2012 and 2011.

Revenues

There were no revenues for the three months ended March 31, 2012 and for the three months ended March 31, 2011.

Costs and Expenses

General and administrative expenses increased to $134,538 for the three months ended March 31, 2012 from $134,128 for the same period in 2011. Patent expenses increased by $8,901, accounting, consulting and legal expenses decreased by $13,656, stockholders relations increased by $5,718 due to costs in connection with the shareholders’ meeting to be held on June 21, 2012 and other costs decreased by $553.

For the three months ended March 31, 2012, the Company recognized a gain of $7 in its investment in Laurel Partners Limited Partnership. There was a gain of $21 for the same period in 2011.

Interest Income

Interest income for the three months ended March 31, 2012 was $654 compared to interest income of $1,832 for the same period in 2011. This decrease is attributable primarily to significant lower interest rates earned on invested funds.

Net (Loss)

Net loss for the three months ended March 31, 2012 was $155,485 compared to a net loss of $153,883 for the same period in 2011. The increase in net loss can be principally attributed to an increase in general and administrative expenses of $410, a decrease in interest income of $1,178 and a decrease in income from other ventures of $14.

Liquidity and Capital Resources

At March 31, 2012, the Company held cash and cash equivalents of $23.3 million. The Company's working capital at March 31, 2012 was $23.2 million.

The Company believes that its existing capital resources, together with interest income, will be sufficient to support its operations through the end of 2013. This forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company's capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company's efforts to acquire or invest in companies and income-producing assets and the expenses of pursuing such transactions.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A.        Risk Factors.

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2011 as filed with the Securities and Exchange Commission on March 30, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.   Other Information.

The Board of Directors of the Company has fixed Thursday, June 21, 2012, as the date of the 2012 Annual Meeting of Stockholders of the Company. Stockholder proposals may no longer be submitted for inclusion in the Company’s proxy statement for the June 21, 2012 meeting. In addition, with respect to this meeting, stockholders may no longer timely submit notice of a shareholder proposal outside the processes of Rule 14a-8.

Item 6.   Exhibits.

The Exhibits listed in the Exhibit Index are included in this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADUS CORPORATION
(Registrant)

Dated: May 15, 2012	By:	/s/ David Blitz
David Blitz
President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31	Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

