Form 10-Q
period 2012-06-30
CADUS CORP
filed 2012-08-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐              No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of July 31, 2012 was 13,144,040.

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

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash and cash equivalents	$23,139,000	$23,376,400
Interest receivable	206	190
Prepaid and other current assets	24,838	7,090

Total current assets	23,164,044	23,383,680

Investment in other ventures	193,803	194,025
Patents, net	161,886	205,102
Total assets	$23,519,733	$23,782,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$55,877	$7,834
Total current liabilities	55,877	7,834

Commitments

Stockholders’ equity:
Common stock	132,857	132,857
Additional paid-in capital	59,847,443	59,847,443
Accumulated deficit	(36,216,369)	(35,905,252)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	23,463,856	23,774,973
Total liabilities and stockholders’ equity	$23,519,733	$23,782,807

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)

License and maintenance fees	$—	$—
Total revenues	—	—
Costs and expenses:
General and administrative expenses	134,392	72,148
Amortization of patent costs	21,608	21,608
Loss from equity in other ventures	229	244
Total costs and expenses	156,229	94,000
Operating loss	(156,229)	(94,000)
Other income:
Interest income	597	565
Loss before provision for income taxes	(155,632)	(93,435)
Provision for income taxes	—	—
Net loss	$(155,632)	$(93,435)

Basic and diluted loss per weighted average share of common stock outstanding	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding - basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)

License and maintenance fees	$—	$—
Total revenues	—	—
Costs and expenses:
General and administrative expenses	268,930	206,276
Amortization of patent costs	43,216	43,216
Loss from equity in other ventures	222	223
Total costs and expenses	312,368	249,715
Operating loss	(312,368)	(249,715)
Other income:
Interest income	1,251	2,397
Loss before provision for income taxes	(311,117)	(247,318)
Provision for income taxes	—	—
Net loss	$(311,117)	$(247,318)

Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.02)	$(0.02)

Weighted average shares of common stock outstanding - basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net (loss)	$(311,117)	$(247,318)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of patent costs	43,216	43,216
Loss from equity in other ventures	222	223
Changes in assets and liabilities:
Increase in prepaid and other current assets	(17,764)	(21,549)
Increase in accrued expenses and other current liabilities	48,043	1,595
Net cash used in operating activities	(237,400)	(223,833)
Net decrease in cash and cash equivalents	(237,400)	(223,883)
Cash and cash equivalents - beginning of period	23,376,400	23,789,400
Cash and cash equivalents - end of period	$23,139,000	$23,565,567

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 1	Organization and Basis of Preparation

The information presented as of June 30, 2012 and for the three month and six month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2011 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2011.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three month and six month periods ended June 30, 2012 is not necessarily indicative of the results to be expected for the year ending December 31, 2012.

Note - 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $22,865,055 at June 30, 2012 and there were cash equivalents of $23,163,830 at December 31, 2011.

Note - 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options). There were no outstanding stock options for the three months and six months ended June 30, 2012 and 2011.

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

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accounts payable approximate fair value. The fair value of the Company’s investment in a privately held company is not readily available. The Company believes the fair value of this investment in a privately held company approximated its carrying value at June 30, 2012 and December 31, 2011.

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

At June 30, 2012, the Company had an accumulated deficit of approximately $36.2 million. The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

Three Months Ended June 30, 2012 and 2011.

Revenues

There were no revenues for the three months ended June 30, 2012 and 2011.

Costs and Expenses

General and administrative expenses increased to $134,392 for the three months ended June 30, 2012 from $72,148 for the same period in 2011. Patent costs decreased by $2,952, and stockholders’ relations increased by $11,143 due to costs in connection with the annual shareholders’ meeting. Legal expenses increased by $47,945 primarily due to costs in connection with the annual shareholders’ meeting (including responses to proposals from shareholders) and the review and negotiation of non-disclosure letters for potential acquisitions. Consulting expenses increased by $7,000. Accounting expense decreased by $799 and other expenses decreased by $93.

For the three months ended June 30, 2012, the Company recognized a loss of $229 in its investment in Laurel Partners Limited Partnership, compared to a loss of $244 for the same period in 2011.

Interest Income

Interest income for the three months ended June 30, 2012 was $597 compared to interest income of $565 for the same period in 2011.

Net (Loss)

Net loss for the three months ended June 30, 2012 was $155,632 compared to a net loss of $93,435 for the same period in 2010. The increase in net loss can be principally attributed to an increase in general and administrative expenses of $62,244 and an increase in interest income of $32 and a decrease in loss from other ventures of $15.

Six Months Ended June 30, 2012 and 2011

Revenues

There were no revenues for the six months ended June 30, 2012 and 2011.

Costs and Expenses

General and administrative expenses increased to $268,930 for the six months ended June 30, 2012 from $206,276 for the same period in 2011. Patent costs increased by $5,949, stockholder relations increased by $16,861 due to costs in connection with the annual shareholders’ meeting. Legal expenses increased by $35,329 primarily due to costs in connection with annual shareholders’ meeting (including responses to proposals from shareholders) and the review and negotiation of non-disclosure letters for potential acquisitions. Consulting expenses increased by $7,000. Accounting expense decreased by $1,839 and other expenses decreased by $646.

For the six months ended June 30, 2012, the Company recognized a loss of $222 in its investment in Laurel Partners Limited Partnership. The loss for the same period in 2011 was $223.

Interest Income

Interest income for the six months ended June 30, 2012 was $1,251 compared to interest income of $2,397 for the same period in 2011. This decrease is attributable primarily to significant lower interest rates earned on invested funds.

Net (Loss)

Net loss for the six months ended June 30, 2012 was $311,117 compared to a net loss of $247,318 for the same period in 2011. The increase in net loss can be principally attributed to an increase in general and administrative expenses of $62,654, a decrease in interest income of $1,146, and a decrease in loss from equity in other ventures of $1.

Liquidity and Capital Resources

At June 30, 2012, the Company held cash and cash equivalents of $23.1 million. The Company's working capital at June 30, 2012 was $23.1 million.

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

CADUS CORPORATION
(Registrant)

Dated: August 14, 2012	By:	/s/ David Blitz
David Blitz
President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31	Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

15