Form 10-Q
period 2012-09-30
CADUS CORP
filed 2012-11-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-28674

CADUS CORPORATION

(Exact Name of Registrant as Specified on its Charter)

Delaware	13-3660391
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue, New York, New York	10153
(Address of Principal Executive Offices)	(Zip Code)

(212) 702-4300
Registrant’s Telephone Number, Including Area Code

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

Yes ☐              No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of October 31, 2012 was 13,144,040.

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

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash and cash equivalents	$22,990,674	$23,376,400
Interest receivable	248	190
Prepaid and other current assets	35,438	7,090

Total current assets	23,026,360	23,383,680

Investment in other ventures	193,798	194,025
Patents, net	140,277	205,102
Total assets	$23,360,435	$23,782,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$107,611	$7,834
Total current liabilities	107,611	7,834

Commitments

Stockholders’ equity:
Common stock	132,857	132,857
Additional paid-in capital	59,847,443	59,847,443
Accumulated deficit	(36,427,401)	(35,905,252)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	23,252,824	23,774,973
Total liabilities and stockholders’ equity	$23,360,435	$23,782,807

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)

License and maintenance fees	$—	$—
Total revenues	—	—
Costs and expenses:
General and administrative expenses	190,137	62,822
Amortization of patent costs	21,609	21,608
Abandoned asset acquisition costs	—	63,091
Loss from equity in other ventures	5	(9)
Total costs and expenses	211,751	147,512
Operating loss	(211,751)	(147,512)
Other income:
Interest income	719	617
Loss before provision for income taxes	(211,032)	(146,895)
Provision for income taxes	—	—
Net loss	$(211,032)	$(146,895)

Basic and diluted loss per weighted average share of common stock outstanding	$(0.02)	$(0.01)

Weighted average shares of common stock outstanding - basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)

License and maintenance fees	$—	$—
Total revenues	—	—
Costs and expenses:
General and administrative expenses	459,067	269,097
Amortization of patent costs	64,825	64,825
Abandoned asset acquisition costs	—	63,091
Loss from equity in other ventures	226	214
Total costs and expenses	524,118	397,227
Operating loss	(524,118)	(397,227)
Other income:
Interest income	1,969	3,014
Loss before provision for income taxes	(522,149)	(394,213)
Provision for income taxes	—	—
Net loss	$(522,149)	$(394,213)

Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.04)	$(0.03)

Weighted average shares of common stock outstanding - basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net (loss)	$(522,149)	$(394,213)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of patent costs	64,825	64,825
Loss from equity in other ventures	226	214
Changes in assets and liabilities:
Increase in prepaid and other current assets	(28,406)	(21,549)
Increase in accrued expenses and other current liabilities	99,778	77,738
Net cash used in operating activities	(385,726)	(272,985)
Net decrease in cash and cash equivalents	(385,726)	(272,985)
Cash and cash equivalents - beginning of period	23,376,400	23,789,400
Cash and cash equivalents - end of period	$22,990,674	$23,516,415

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note – 1	Organization and Basis of Preparation

The information presented as of September 30, 2012 and for the three month and nine month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2011 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2011.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three month and nine month periods ended September 30, 2012 is not necessarily indicative of the results to be expected for the year ending December 31, 2012.

Note – 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $22,865,727 at September 30, 2012 and there were cash equivalents of $23,163,830 at December 31, 2011.

Note – 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options). There were no outstanding stock options for the three months and nine months ended September 30, 2012 and 2011.

Note – 4	Fair Value of Financial Instruments

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

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note – 4	Fair Value of Financial Instruments (continued)

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

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accounts payable approximate fair value. The fair value of the Company’s investment in a privately held company is not readily available. The Company believes the fair value of this investment in a privately held company approximated its carrying value at September 30, 2012 and December 31, 2011.

Note – 5	Newly Adopted Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was incorporated in 1992 and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, the Company sold its drug discovery assets and ceased its internal drug discovery operations and research efforts for collaborative partners. The Company currently has limited operations, no employees and the Company’s current Chief Executive Officer is a consultant. The Company is currently seeking to (i) license its wholly-owned subsidiary’s drug discovery technologies and (ii) use a portion of its available cash to acquire or invest in companies or income producing assets.

At September 30, 2012, the Company had an accumulated deficit of approximately $36.4 million. The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company may generate revenues in the future only if it is able to license its technologies or is able to acquire or invest in other businesses.

Results of Operations

Three Months Ended September 30, 2012 and 2011.

Revenues

There were no revenues for the three months ended September 30, 2012 and 2011.

Costs and Expenses

General and administrative expenses increased to $190,137 for the three months ended September 30, 2012 from $62,822 for the same period in 2011. Patent costs increased by $6,619. Legal expenses increased by $102,319, primarily due to various corporate expenses related to the exploration of potential acquisitions. Consulting expenses increased by $21,333. Accounting expenses decreased by $69 and other expenses decreased by $2,887.

For the three months ended September 30, 2012, the Company recognized a loss of $5 in its investment in Laurel Partners Limited Partnership, compared to a gain of $9 for the same period in 2011.

Interest Income

Interest income for the three months ended September 30, 2012 was $719 compared to interest income of $617 for the same period in 2011.

Net (Loss)

Net loss for the three months ended September 30, 2012 was $211,032 compared to a net loss of $146,895 for the same period in 2011. The increase in net loss can be principally attributed to an increase in general and administrative expenses of $127,315, an increase in interest income of $102 and a decrease in abandoned asset acquisition costs of $63,091 compared to the same period in 2011.

Nine Months Ended September 30, 2012 and 2011

Revenues

There were no revenues for the nine months ended September 30, 2012 and 2011.

Costs and Expenses

General and administrative expenses increased to $459,067 for the nine months ended September 30, 2012 from $269,097 for the same period in 2011. Patent costs increased by $12,568 and stockholder relations increased by $13,240 due to costs in connection with the annual shareholders’ meeting. Legal expenses increased by $137,648 primarily due to costs in connection with the annual shareholders’ meeting (including responses to proposals from shareholders) and various corporate expenses related to the exploration of potential acquisitions. Consulting expenses increased by $28,333. Accounting expense decreased by $1,908 and other expenses increased by $89.

For the nine months ended September 30, 2012, the Company recognized a loss of $226 in its investment in Laurel Partners Limited Partnership. The loss for the same period in 2011 was $214.

Interest Income

Interest income for the nine months ended September 30, 2012 was $1,969 compared to interest income of $3,014 for the same period in 2011. This decrease is attributable primarily to significant lower interest rates earned on invested funds.

Net (Loss)

Net loss for the nine months ended September 30, 2012 was $522,149 compared to a net loss of $394,213 for the same period in 2011. The increase in net loss can be principally attributed to an increase in general and administrative expenses of $189,970, a decrease in interest income of $1,045, and a decrease in abandoned asset acquisition costs of $63,091 compared to the same period in 2011.

Liquidity and Capital Resources

At September 30, 2012, the Company held cash and cash equivalents of $23.0 million. The Company's working capital at September 30, 2012 was $22.9 million.

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

CADUS CORPORATION
(Registrant)

Dated: November 14, 2012	By:	/s/ David Blitz
David Blitz
President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

