Form 10-K
period 2012-12-31
CADUS CORP
filed 2013-03-29
CIK 911148

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________to ___________________________________

Commission File Number	0-28674

CADUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3660391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue
New York, New York	10153
(Address of principal executive offices)	(Zip Code)

Company's telephone number, including area code:	(212) 702-4300

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☒ No: ☐

As of June 30, 2012, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $8,433,059.66.

Number of shares outstanding of each class of Common Stock, as of March 15, 2013: 13,144,040 shares.

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

The Company’s Proprietary Drug Discovery Technologies

As described below, the Company has no employees, no internal or external drug discovery operations, and no research efforts with collaborative partners. However, the Company maintains various U.S. and foreign patents as well as a license obtained from Duke University for certain U.S. and foreign patents. The value of these intellectual property rights is difficult to measure, and although the Company continues to seek to license these technologies to third parties, the Company currently has no income from the licensing of these rights and historically the Company’s income from these rights has significantly been exceeded by the cost of maintaining them. The following describes the background, nature and purposes of the Company’s existing proprietary rights.

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

Licensing Arrangements

In February 2000, the Company licensed to OSI, on a non-exclusive basis, its yeast technologies, including various reagents and its library of over 25,000 yeast strains, and its bioinformatics software. OSI paid the final annual maintenance fee in connection with this license in February 2010 and is no longer obligated to pay annual maintenance fees to the Company. The Company is seeking to license its yeast technologies to other third parties.

Patents, Proprietary Technology and Trade Secrets

The Subsidiary relies upon patents and trade secrets to protect its proprietary technologies. As of March 15, 2013, the Subsidiary is the assignee of 23 issued U.S. patents and two related granted foreign patents covering aspects of its yeast technology and is the exclusive worldwide licensee of two issued U.S. patents and one related granted foreign patent for use in drug discovery.

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

Employees

As of March 15, 2013, the Company had no employees. David Blitz, the Chief Executive Officer of Cadus and the Subsidiary, is not an employee of Cadus or the Subsidiary, and is serving under a consulting arrangement as the acting Chief Executive Officer of Cadus and the Subsidiary at the rate of $25,000 per annum.

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

The Company May Be Unable to Derive Revenues from its Technologies

In February 2000, the Company licensed to OSI, on a non-exclusive basis, its yeast technologies, including various reagents and its library of over 25,000 yeast strains, and its bioinformatics software. OSI paid the final annual maintenance fee in connection with this license in February 2010 and is no longer obligated to pay annual maintenance fees to the Company. The Company is seeking to license its yeast technologies to other third parties. There can be no assurance that the Company will enter into new licensing arrangements with other third parties.

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

History of Operating Losses

The Company has incurred operating losses in each year since its inception with the exception of 2002. At December 31, 2012, the Company had an accumulated deficit of approximately $36.8 million. The Company's losses have resulted principally from costs incurred in connection with its previous research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues. The Company expects to incur additional operating losses over the next several years.

Uncertainty of Utilization of Operating Loss and Research and Development Credit Carryforwards.

The Company had a net operating loss carryforward of approximately $18,909,000 and a research and development credit carryforward of approximately $1,500,000 at December 31, 2012. These net operating loss carryforwards and the research and development credit carryforward expire in various years from 2018 to 2032. The Company's ability to utilize such net operating loss and research and development credit carryforwards for income tax savings is subject to certain limitations, and there can be no assurance that the Company will be able to utilize such carryforwards.

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

Inability to Identify and Consummate Acquisitions or Investments

The Company is presently seeking to use a portion of its available cash and short-term investments to acquire or invest in companies or income producing assets. To date the Company has not been able to identify and consummate an appropriate acquisition or investment and there can be no assurance that it will do so. There also can be no assurance that acquisitions or investments by the Company will be profitable.

Uncertainty of Access to Capital

There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

Control by Existing Stockholders; Concentration of Stock Ownership

Carl C. Icahn beneficially owns, as of March 15, 2013, approximately 40% of the outstanding shares of Common Stock. As a result, Mr. Icahn, acting alone, will be able to control most matters requiring approval by the stockholders of the Company, including the election of directors, the adoption of charter amendments, and the approval of mergers and other extraordinary corporate transactions. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

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

Fiscal Year 2012	High	Low
First quarter ended March 31, 2012	$1.40	$1.33
Second quarter ended June 30, 2012	$1.47	$1.33
Third quarter ended September 30, 2012	$1.43	$1.33
Fourth quarter ended December 31, 2012	$1.41	$1.37

Fiscal Year 2011	High	Low
First quarter ended March 31, 2011	$1.50	$1.34
Second quarter ended June 30, 2011	$1.56	$1.38
Third quarter ended September 30, 2011	$1.45	$1.35
Fourth quarter ended December 31, 2011	$1.48	$1.32

As of March 15, 2013, there were approximately 56 holders of record of Cadus’s Common Stock.

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

The Company has incurred operating losses in each year since its inception except for an operating gain of approximately $214,000 for the year ended December 31, 2002. At December 31, 2012, the Company had an accumulated deficit of approximately $36.8 million. The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income.

As a result of the sale of its drug discovery assets to OSI and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. Despite the fact that the Company has no employees and limited operations, it continues to incur general and administrative expenses. These, for the most part, relate to legal, accounting and other costs associated with maintaining a public company and legal and other costs relating to the maintenance of patents. For the year ended December 31, 2012, such expenses aggregated $358,175 and included patent costs (including legal fees) and license fees of approximately $50,350, legal fees (other than in connection with patents) of approximately $98,004, and bookkeeping, accounting and tax preparation fees of approximately $91,000. There were also legal, accounting and consulting expenses of $389,106 in connection with three potential acquisitions which were not consummated. Since the Company had no revenues, it incurred an operating loss of $833,927 for the year ended December 31, 2012.

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

Result of Operations

Years Ended December 31, 2012 and 2011

Revenues

There were no revenues for 2012 and 2011.

Operating Expenses

General and administrative expenses increased to $358,175 in 2012 from $315,818 in 2011. This increase was attributable to increasees in patent costs and license fee of $11,119, legal fees of $22,416 and shareholder relations of $14,076 due to the annual meeting of stockholders, offset by decreases in accounting fees of $4,860 and miscellaneous expenses of $394.

Abandoned Acquisition Costs

In 2012, the Company incurred legal, consulting and accounting expenses of $389,106 in connection with three potential acquisitions which were not consummated. In 2011, the Company incurred expenses of $59,177 in connection with a potential acquisition which was not consummated.

Equity in Other Ventures

Equity in other ventures in 2012 reflects a recognized loss of $213 from the Company’s investment in Laurel Partners Limited Partnership. There was a recognized $207 loss in 2011 from such investment.

Interest Income

The average interest earned on invested funds declined in 2012. As a result, interest income for 2012 decreased to $3,049 from $3,599 in 2011.

Net Loss

Net loss for 2012 was $870,471 compared to a net loss of $503,391 for 2011. The increase in net loss is attributable to an increase in general and administrative expenses of $42,357, an increase in costs in connection with abandoned acquisitions of $329,929, an increase in loss from equity in other ventures of $6, a decrease in interest income of $550 offset by a decrease in franchise tax of $5,762.

Liquidity and Capital Resources

At December 31, 2012, the Company held cash of $22.7 million. The Company’s working capital at December 31, 2012 was $22.6 million.

The Company believes that its existing resources, together with interest income, will be sufficient to support its current and projected funding requirements through the end of 2014. This forecast of the period of time through which the Company’s financial resources will be adequate to support its operation is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company’s capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company’s efforts to license its technologies and otherwise realize value from its assets, the transactions, if any, arising from the Company’s efforts to acquire or invest in companies or income producing assets and the expenses of pursuing such transactions.

Net Operating Loss Carryforwards

At December 31, 2012, the Company had tax net operating loss carryforwards of approximately $18.9 million and research and development credit carryforwards of approximately $1.5 million which expire in years 2018 through 2031. Such net operating loss carryforwards may be utilized under certain conditions as a deduction against future income and such development credit carryforwards may be utilized under certain circumstances as an offset against future taxes. The Company’s ability to utilize such net operating loss and research and development credit carryforwards is subject to certain limitations due to ownership changes as defined by rules enacted with the Tax Reform Act of 1986.

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

Management, which is comprised of the President and Chief Executive Officer, who also performs functions similar to those of a principal financial officer, assessed the Company’s internal control over financial reporting as of December 31, 2012, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

During the quarter ended December 31, 2012, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to the executive officers and directors of Cadus as of March 15, 2013 is set forth below:

Name	Age	Position

James R. Broach, Ph.D.	65	Director

Brett Icahn	33	Director

Peter S. Liebert, M.D. (1)	77	Director

Jack G. Wasserman (1)	76	Director

David Blitz	81	Chief Executive Officer and President

(1) Member of the Compensation Committee.

James R. Broach, Ph.D., a scientific founder of Cadus and inventor of Cadus’s yeast–based drug discovery technology, has been Director of Research of Cadus since its inception. He is currently Chair of the Department of Biochemistry and Molecular Biology at Penn State University College of Medicine and Director of the Penn State Hershey Institute for Personalized Medicine. From 1984 to 2012, he was Professor of Molecular Biology at Princeton University, where he served as Associate Chair and Associate Director of the Lewis Sigler Institute for Integrative Genomics. In 1984, Dr. Broach and his collaborators were the first ones to demonstrate that human genes could be successfully implanted into yeast cells. Dr. Broach is a member of the Scientific Advisory Board of the U.S. Food and Drug Administration and until 2012 was a member of the Board of Trustees of the University of Medicine and Dentistry of New Jersey and a Commissioner on the New Jersey Commission for Cancer Research. He received his Ph.D. in Biochemistry from University of California at Berkeley and his B.S. from Yale University. The Board of Directors has concluded that Dr. Broach should serve as a director of Cadus because of his role as the inventor of Cadus's yeast-based discovery technology and his continuing association and prominence in academic circles in the field of Molecular Biology.

Brett Icahn has served on the Company’s board of directors since July 2010. Since April 2010, he is responsible for co-executing a small/mid-cap investment strategy across all industries as a Portfolio Manager of the Sargon Portfolio for Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds. From 2002 through April 2010, Brett Icahn was an investment analyst at Icahn Capital. He has served as a director of The Hain Celestial Group, Inc. (a natural and organic products company) since July 2010, as a director of Take-Two Interactive Software, Inc. (a developer, marketer and publisher of software games) since April 2010, as a director of Motricity, Inc. (a mobile data solutions provider) and as a member of its Nominating and Corporate Governance committees since January 2010, and as a director and member of the Compensation Committee of American Railcar Industries, Inc. (a company that is primarily engaged in the business of manufacturing covered hopper and tank railcars) since January 2007. Prior to that Mr. Icahn served on the board of directors of HowStuffWorks.com, an internet website acquired by Discovery Communications in 2007. Brett Icahn is the son of Carl C. Icahn, and received a B.A. from Princeton University. The Board of Directors has concluded that Mr. Brett Icahn should serve as a director of Cadus because of his business experience and his experience as a director of various public companies.

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

Jack G. Wasserman has served as a director of Cadus since May 1996. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida, and the District of Columbia. From 1966 until 2001 he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm and its predecessors. Since September 2001 Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Since 1993 he has been a director of Icahn Enterprises G.P., Inc. (formerly American Property Investors, Inc.), the general partner of Icahn Enterprises L.P. (formerly American Real Estate Partners, L.P.). Mr. Carl C. Icahn controls Icahn Enterprises G.P. and its subsidiaries. Mr. Wasserman has been licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission. Since December 1, 1998, Mr. Wasserman has been a director of National Energy Group, Inc. On March 11, 2004, Mr. Wasserman was appointed to the Board of Directors of Triarc Companies, Inc. and was elected to the Board in June 2004; in 2008 Triarc acquired Wendy’s Inc. and changed its name to Wendy’s/Arby’s Group Inc. which, in turn, became The Wendy’s Company after its sale of Arby’s in 2011. Mr. Wasserman is a member of Wendy’s audit and compensation committees and is chairman of its ERISA committee. Mr. Wasserman received a B.A. from Adelphi University, a J.D. from Georgetown University Law Center, and a Graduate Diploma from Johns Hopkins University School of Advanced International Studies in Bologna, Italy. In 2007 he received a professional Certificate in Financial Analysis from New York University’s School of Continuing and Professional Studies. The Board of Directors has concluded that Mr. Wasserman should serve as a director of Cadus because of his considerable experience as a lawyer and legal advisor as well as his experience as a director of several public companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Cadus’s directors and executive officers, and persons who own more than ten percent of a registered class of Cadus’s equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock of Cadus. Reporting persons are required by SEC regulation to furnish the Company with copies of all such filed reports. To Cadus’s knowledge, based solely on a review of copies of such filed reports furnished to Cadus, all of Cadus’s directors, officers and greater than ten percent beneficial owners made all required filings during fiscal year 2012 in a timely manner.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus in all capacities for the fiscal years ended December 31, 2012 and 2011, by (i) all individuals serving as Cadus’s principal executive officer or principal financial officer, or acting in a similar capacity, (ii) the three most highly compensated executive officers other than the executive officers in clause (i), who were serving as executive officers at the end of such fiscal year and (iii) up to two additional most highly compensated executive officers who would have otherwise been included in clause (ii) but for the fact that they were not serving as executive officers at the end of such fiscal year (collectively, the “Named Executive Officers”):

Summary Compensation Table for 2012 and 2011 Fiscal Years

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

David Blitz (1)	2012	$25,000	—	—	$25,000
President and Chief Executive Officer	2011	$25,000	—	—	$25,000

___________________

(1)	Mr. David Blitz has been the Company’s acting President and Chief Executive Officer from May 2004 and serves in such capacity at the rate of $25,000 per annum.

Grants of Plan Based Awards.

There were no grants by Cadus of awards to Named Executive Officers during the fiscal year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year-End

No Named Executive Officer had any outstanding Cadus equity awards as of December 31, 2012.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2012, no Named Executive Officer exercised any stock option, stock appreciation right or similar instrument and no Cadus stock (including any restricted stock, restricted stock unit or similar instrument) vested for any Named Executive Officer.

Director Compensation

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus by its directors in all capacities for the fiscal year ended December 31, 2012:

Director Compensation Table for 2012 Fiscal Year

Name	Fees Earned or Paid in Cash ( $) (1)	All Other Compensation ($)		Total ($)

James R. Broach	$3,000	$12,000	(2)	$15,000
Brett Icahn	$3,000	—		$3,000
Peter S. Liebert	$3,000	—		$3,000
Jack G. Wasserman	$3,750	—		$3,750

 ___________________

(1)	Each non-employee director receives $3,000 in annual compensation, payable quarterly in arrears. Jack G. Wasserman received an additional $750 in connection with his attendance at the Annual Meeting of Stockholders on June 21, 2012.
(2)	James R. Broach provides consulting services to the Company for patent and license related matters, for which he was paid $12,000 in the fiscal year ended December 31, 2012.

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

As of March 15, 2013, there were no outstanding stock options granted under the 1996 Incentive Plan.

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

Compensation Discussion and Analysis

Introduction

The Compensation Committee of the Board of Directors of Cadus is responsible for determining and administering the Company’s compensation policies for the remuneration of Cadus’s officers. The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective. In 2012, Cadus had no officers other than its acting Chief Executive Officer who served in a consultative capacity at the rate of $25,000 per annum for the interim period during which the Company continued its search for a new Chief Executive Officer. Accordingly, the following report of the Compensation Committee is not entirely applicable to calendar year 2012 but is presented for an historical perspective.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 2013 with respect to (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. All information is based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to the Company.

Name and Address of Beneficial Owner (1)	Number of Shares Amount and Nature of Beneficial Ownership		Percentage of Common Stock Owned (2)

Carl C. Icahn 767 Fifth Avenue New York, New York 10153	5,260,838	(3)	40.03%

Moab Partners, L.P. 152 East 62nd Street New York, NY 10021	1,469,350	(4)	11.18%

Ancora Advisors, LLC One Chagrin Highlands 2000 Auburn Drive, Suite 300 Cleveland, Ohio 44122	670,203	(5)	5.10%

GlaxoSmithKline plc 980 Great West Road Brentford, Middlesex TW89GS England	660,962	(6)	5.03%

James R. Broach	—		*

Brett Icahn	—		*

Peter S. Liebert, M.D.	8,334		*

Jack G. Wasserman	—		*

David Blitz c/o Joel Popkin & Company, P.C. 1430 Broadway (Suite 1805) New York, NY 10018	—		*

All executive officers and directors as a group (5 persons)	8,334		0.06%

* Less than one percent

(1)	Except as otherwise indicated above, the address of each stockholder identified above is c/o the Company, 767 Fifth Avenue, New York, NY 10153. Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2)	Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 15, 2013, that may be exercised within 60 days after such date for purposes of computing the percentage of Common Stock owned by such person, but not for purposes of computing the percentage of Common Stock owned by any other person. None of the persons listed above held options as of March 15, 2013.

(3)	Based on the most recent filings of SEC Form 4 by the reporting party. Includes 2,258,790 shares of Common Stock held by High River Limited Partnership and 1,899,622 shares of Common Stock held by Barberry Corp. Mr. Carl Icahn is the sole shareholder of Barberry Corp. and Barberry Corp. is the sole member of Hopper Investments L.L.C. which is the general partner of High River Limited Partnership. Mr. Carl Icahn is the father of Mr. Brett Icahn, a director of Cadus.

(4)	Based on the most recent filing of SEC Form 4 by the reporting party.

(5)	Based on the most recent filings of SEC Form Schedule 13D by the reporting party. Includes (i) 625,290 shares of Common Stock held by the Ancora Family of Mutual Funds and/or Investment Partnerships for which Ancora Advisors LLC acts as discretionary portfolio manager, including Merlin Partners, the Ancora Merger Arbitrage Fund LP, and the Ancora Greater China Fund LP (for which Ancora Advisors LLC is also the General Partner) and (ii) 44,913 shares of Common Stock held by investment clients of Ancora Advisors LLC.

(6)	Includes 330,481 shares of Common Stock held by SmithKline Beecham p.l.c., an affiliate of GlaxoSmithKline plc.

Equity Compensation Plan Information.

The following table sets forth certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of Cadus were authorized for issuance as of December 31, 2012:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2012 the Company has not been a participant in any transaction with a “related person” (as defined in Item 404 of Regulation S-K) where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, nor is any such transaction currently proposed. The Company recognizes that related person transactions can present potential or actual conflicts of interest. Accordingly, if a proposed transaction appears to or does involve a related person, and the amount involved exceeds $60,000, the transaction must be presented to the Board of Directors for its review and approval or ratification. The Board of Directors may retain and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction. Related party transactions where the amount involved does not exceed $60,000 do not require formal Board of Directors approval, but must be disclosed to the Board of Directors. The foregoing procedures are designed to ensure that transactions with related persons are fair to the Company and in the Company’s best interests.

James Broach provides consulting services to the Company for patent and license related matters for which he was paid $12,000 and $12,000 in calendar years 2012 and 2011, respectively.

In May 2004, the Board of Directors appointed David Blitz the acting Chief Executive Officer of the Company at the rate of $25,000 per annum for the interim period during which the Company is continuing its search for a new Chief Executive Officer. In 2012, the Company paid $25,000 to Mr. Blitz in such capacity. Mr. Blitz remains an employee of Joel Popkin & Co., P.C., in which capacity he will continue to perform the Company’s internal accounting as he has done since March 2000. The Company paid Joel Popkin & Co. $50,377 for such accounting services and $5,000 for tax preparation services performed in 2012 and anticipates that it will pay similar amounts for such services in 2013.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees incurred by the Company for the services of its principal accountants in 2012 and 2011:

	2012		2011
Audit Fees	$35,500		$35,638
Audit-Related Fees	$—		$—
Tax Fees	$—		$—
All Other Fees	$16,319	(1)	$6,040	(1)

(1)	Fees incurred in connection with the Company’s abandoned acquisitions.

Audit fees consist of services rendered to the Company for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s quarterly financial statements and related services.

The Company’s policy is that, before accountants are engaged by the Company to render audit or non-audit services, the engagement is approved by Cadus’s Board of Directors. Cadus’s Board of Directors approved Holtz Rubenstein Reminick LLP’s engagement as the Company’s independent auditors for the fiscal year ending December 31, 2012 before Holtz Rubenstein Reminick LLP was so engaged. All of the 2012 services described above were approved by the Board of Directors.

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

Date: March 29, 2013

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

Name	Title	Date

/s/ David Blitz	Chief Executive Officer and President	March 29, 2013
David Blitz	(Principal Executive Officer and
Principal Accounting Officer)

/s/ James R. Broach	Director	March 29, 2013
James R. Broach

/s/ Brett Icahn	Director	March 29, 2013
Brett Icahn

/s/ Peter S. Liebert	Director	March 29, 2013
Peter S. Liebert

/s/ Jack G. Wasserman	Director	March 29, 2013
Jack G. Wasserman

CADUS CORPORATION AND SUBSIDIARY

INDEX

Page No.
Report of Independent Registered Public Accounting Firm:
Holtz Rubenstein Reminick LLP	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets - December 31, 2012 and 2011	F-3

Consolidated Statements of Operations - For the years ended December 31, 2012 and 2011	F-4

Consolidated Statements of Stockholders' Equity – For the years ended December 31, 2012 and 2011	F-5

Consolidated Statements of Cash Flows - For the years ended December 31, 2012 and 2011	F-6

Notes to Consolidated Financial Statements	F7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cadus Corporation

New York, New York

We have audited the accompanying consolidated balance sheets of Cadus Corporation and Subsidiary (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cadus Corporation and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/HOLTZ RUBENSTEIN REMINICK LLP

New York, New York

March 29, 2013

CADUS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$22,676,668	$23,376,400
Interest receivable	330	190
Prepaid and other current assets	6,040	7,090

Total current assets	22,683,038	23,383,680

Investment in other ventures	193,812	194,025
Patents, net	118,669	205,102
Total assets	$22,995,519	$23,782,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$91,017	$7,834

Total current liabilities	91,017	7,834

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value. Authorized 35,000,000 shares at December 31, 2012 and 2011; issued 13,285,707 shares at December 31, 2012 and 2011; outstanding 13,144,040 shares at December 31, 2012 and 2011	132,857	132,857
Additional paid-in capital	59,847,443	59,847,443
Accumulated deficit	(36,775,723)	(35,905,252)
Treasury stock - at cost	(300,075)	(300,075)
Total stockholders’ equity	22,904,502	23,774,973
Total liabilities and stockholders’ equity	$22,995,519	$23,782,807

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011

License and maintenance fees	$—	$—
Total revenues	—	—
Costs and expenses:
General and administrative	358,175	315,818
Amortization of patent costs	86,433	86,433
Abandoned asset acquisition costs	389,106	59,177
Loss from equity in other ventures	213	207
Total costs and expenses	833,927	461,635
Operating (loss)	(833,927)	(461,635)
Other income:
Interest income	3,049	3,599
Total other income	3,049	3,599
(Loss) before income tax provision	(830,878)	(458,036)
Provision for franchise and income taxes	39,593	45,355
Net (loss)	$(870,471)	$(503,391)
Basic and diluted net (loss) per share	$(0.07)	$(0.04)
Weighted average shares of common stock outstanding - basic and diluted	13,144,040	13,144,040

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Total
Balance at December 31, 2010	13,285,707	$132,857	$59,847,443	$(35,401,861)	(141,667)	$(300,075)	$24,278,364
Net loss for the year ended December 31, 2011	—	—	—	(503,391)	—	—	(503,391)
Balance at December 31, 2011	13,285,707	132,857	59,847,443	(35,905,252)	(141,667)	(300,075)	(23,774,973)
Net loss for the year ended December 31, 2012	—	—	—	(870,471)	—	—	(870,471)
Balance at December 31, 2012	13,285,707	$132,857	$59,847,443	$(36,775,723)	(141,667)	$(300,075)	$(22,904,502)

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(870,471)	$(503,391)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of patent costs	86,433	86,433
Loss from equity in other ventures	213	207
Changes in assets and liabilities:
Decrease in prepaid and other current assets	1,050	—
Increase (decrease) in interest receivable	(140)	695
Increase in accrued expenses and other current liabilities	83,183	3,056
Net cash (used in) operating activities	(699,732)	(413,000)
Net (decrease) in cash and cash equivalents	(699,732)	(413,000)
Cash and cash equivalents - beginning of year	23,376,400	23,789,400
Cash and cash equivalents - end of year	$22,676,668	$23,376,400

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

_____________

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

During 2012 and 2011, the Company pursued certain acquisitions and incurred approximately $389,000 and $59,000, respectively, of costs prior to its decision to abandon its pursuit of the acquisitions.

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

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $22,466,716 at December 31, 2012 and $23,163,830 at December 31, 2011.

(c)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. Concentration of credit risk with respect to cash and cash equivalents is limited, as the Company’s cash and cash equivalents are primarily with high quality financial institutions.

CADUS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

_____________

(2)	Significant Accounting Policies (continued)

(d)	Patents

Patents represent the costs of developing the patents of $1,439,820 that are amortized on a straight-line basis principally over seventeen years. At December 31, 2012 and 2011 accumulated amortization is $1,321,151 and $1,234,718 respectively. Amortization expense amounted to approximately $86,000 for each of the years ended December 31, 2012 and 2011. The annual amortization for 2013 will be approximately $86,000 and for 2014 will be approximately $33,000. The Company reviews the carrying value of its patents whenever events or changes in circumstances indicate that the historical cost carrying value of the patents may no longer be appropriate.

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

The Company recognizes license fees as income when received, as there are no continuing performance obligations of the Company to the licensee.

(g)	Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of dilutive common stock equivalents (stock options). There were no outstanding stock options for the two years ended December 31, 2012 and 2011.

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

CADUS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

_____________

(2)	Significant Accounting Policies (continued)

(i)	Fair Value of Financial Instruments

The Company follows the FASB Accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a framework for measuring fair value and expands disclosures about fair value measurements. The valuation techniques required are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

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

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accounts payable approximates fair value. The fair value of the Company’s investments in a privately held company is not readily available. The Company believes the fair values of this investment in a privately held company approximated its respective carrying values at December 31, 2012 and 2011.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. From time to time, the cash balances exceed the Federal Depository Insurance Coverage Limit. At December 31, 2012, the cash balance was $22,676,668. The Company places its cash with high credit quality financial institutions.

(j)	Stock-Based Compensation

The Company adopted the modified prospective method in accounting for share based payment in which compensation cost is recognized with the effective date (a) based on the FASB accounting guidance for all share based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of that remain unvested on the effective date. The FASB guidance requires the Company to expense stock option grants.

(k)	Comprehensive Income

Comprehensive income is comprised of net (loss) income and other comprehensive (losses) income (or OCI). OCI includes certain changes in stockholders’ equity that are excluded from net (loss) income. The Company does not have any significant components of OCI to be reported. Total comprehensive income (loss) is equal to net loss reported for the years ended December 31, 2012 and 2011 presented in the consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

_____________

(2)	Significant Accounting Policies (continued)

(l)	Recently Issued Accounting Standards

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

In December 1996, Cadus issued a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a shareholder of Cadus is the general partner. The principal amount and interest thereon was paid in December 1998. In addition, Cadus purchased for $160,660 in cash, a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly-owned by the shareholder. Laurel's purpose was to invest, directly or indirectly, in securities of biotechnology companies. Cadus is not required to make any additional investment in Laurel. As of and for the year ended December 31, 2012, Laurel’s assets and net loss totaled $315,185 and $239, respectively. The investment is accounted for under the equity method with the recognition of losses limited to Cadus's capital contributions. For the years ended December 31, 2012 and 2011, Cadus recognized a loss of $213 and $207, respectively, related to the investment. The Company’s investment in Laurel of $193,812 and $194,025 at December 31, 2012 and 2011, respectively, is reflected as investments in other ventures in the accompanying consolidated balance sheets.

CADUS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

_____________

(5)	Research Collaboration and License Agreements

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

The Company has entered into license agreements with various third parties. Generally, the agreements provide that the Company will pay license fees and/or maintenance payments, in return for the use of technology and information and the right to manufacture, use and sell future products. These agreements provide for payments based on the completion of milestone events, as well as royalty payments based upon a percentage of product or assay sales. License fees and maintenance payments for the years ended December 31, 2012 and 2011 were $25,000 and $25,000, respectively.

(6)	Income Taxes

Deferred tax assets of approximately $10,894,000 and $14,093,000 at December 31, 2012 and 2011, respectively, relate principally to net operating loss carry-forwards of $18,909,000 and $25,009,000, research and development credit carry-forwards of $1,500,000 and $2,225,000 and equity losses on investments of $4,398,000 and $4,403,000 at December 31, 2012 and 2011, respectively. An offsetting valuation allowance has been established for the full amount of the deferred tax assets to reduce such assets to zero, as a result of the significant uncertainty regarding their ultimate realization. The aggregate valuation allowance decreased $3,199,000 in 2012 and $510,000 in 2011.

The Company’s net operating loss carry-forwards and research and development credit carry-forwards noted above expire in various years from 2018 to 2031. The net operating loss carry-forwards and the research and development carry-forwards expire as follows:

Year	Net Operating Loss Carry-forward	Research and Development Credit Carry-forward

2018	$8,949,000	$935,000
2019	5,810,000	565,000
2020	275,000	-
2022	267,000	-
2023	514,000	-
2024-2032	3,094,000	-

The Company’s ability to utilize such net operating loss, research and development credit carry-forwards and equity losses on investments may be subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986. The Company’s tax provision for each year represents an amount for New York state tax on capital.

CADUS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

_____________

(6)	Income Taxes (continued)

The Company follows the provision of FASB guidance for accounting for uncertainty in income taxes. The guidance requires the Company to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2012 and 2011, the Company had no material unrecognized tax benefits. As a result, no interest or penalties were accrued for unrecognized tax benefits during the years. The Company’s open tax years are 2009, 2010 and 2011.

(7)	Stock Options

Effective May 10, 1996, the 1993 Plan was replaced by the 1996 Incentive Plan ("the 1996 Plan") with respect to all future awards to Cadus' employees and consultants. The options granted under the 1996 Plan may be either incentive stock options or nonqualified options. In December 1996, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and such increase was approved by the stockholders of Cadus in June 1997. In December 1997, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased to 1,833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and approved by the stockholders of Cadus in June 1998. On December 31, 2012 1,745,388 shares of stock remained available for awards under the 1996 Plan.

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

There was no activity under the 1996 Plan for the years ending December 31, 2012 and 2011. The Company had no options outstanding as of December 31, 2012 and 2011.

(8)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	2012	2011
Accrued professional fees	$91,017	$7,834

(9)	Related Party Transactions

James Broach, a member of Cadus’ Board of Directors, provides consulting services to the Company for patent and license related matters, for which he was paid $12,000 and $12,000 in calendar years 2012 and 2011, respectively. These consulting services were recorded as a component of general and administrative expenses during each of the respective periods. No amounts were included in accrued expenses as of December 31, 2012 and 2011.

CADUS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

_____________

(9)	Related Party Transactions (continued)

In May 2004, the Board of Directors appointed David Blitz the acting Chief Executive Officer of the Company at the rate of $25,000 per annum for the interim period during which the Company is continuing its search for a new Chief Executive Officer. In 2012 and 2011, the Company paid $25,000 and $25,000, respectively, to Mr. Blitz in such capacity. Mr. Blitz remains an employee of Joel Popkin & Co. P.C., in which capacity he has performed the Company’s internal accounting since March 2000. The Company paid Joel Popkin & Co., $50,377 and $52,291 for such accounting services in 2012 and 2011, respectively, and $5,000 and $6,000 in 2012 and 2011, respectively, for tax preparation services.

(10)	Commitments and Contingencies

Lease Commitments

Cadus currently leases storage space on a month-to-month basis. Rent expense for the years ended December 31, 2012 and 2011 amounted to $12,600 and $12,600, respectively.

(11)	Abandoned Acquisition Costs

In 2012, the Company incurred legal, consulting and accounting expenses of $389,106 in connection with three potential acquisitions that were not consummated.

