Form 10-Q
period 2013-06-30
CADUS CORP
filed 2013-08-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☒    No ☐

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of July 31, 2013 was 13,144,040.

1

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

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION

Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$22,378,932	$22,676,668
Interest receivable	182	330
Prepaid and other current assets	27,606	6,040
Total current assets	22,406,720	22,683,038
Investment in other ventures	193,438	193,812
Patents, net	75,453	118,669
Total assets	$22,675,611	$22,995,519

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$14,038	$91,017
Total current liabilities	14,038	91,017

Commitments

Stockholders’ equity:
Common stock	132,857	132,857
Additional paid-in capital	59,847,443	59,847,443
Accumulated deficit	(37,018,652)	(36,775,723)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	22,661,573	22,904,502
Total liabilities and stockholders’ equity	$22,675,611	$22,995,519

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
License and maintenance fees	$-0-	$-0-
Total revenues	-0-	-0-
Costs and expenses:
General and administrative expenses	82,248	134,392
Amortization of patent costs	21,608	21,608
Loss (income) from equity in other ventures	248	229
Total costs and expenses	104,104	156,229
Operating loss	(104,104)	(156,229)
Other income:
Interest income	730	597
Loss before provision for income taxes	(103,374)	(155,632)
Provision for income taxes	-	-
Net loss	$(103,374)	$(155,632)
Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.01)	$(0.01)
Weighted average shares of common stock outstanding – basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
License and maintenance fees	$-0-	$-0-
Total revenues	-0-	-0-
Costs and expenses:
General and administrative expenses	200,625	268,930
Amortization of patent costs	43,216	43,216
Loss (income) from equity in other ventures	374	222
Total costs and expenses	244,215	312,368
Operating loss	(244,215)	(312,368)
Other income:
Interest income	1,286	1,251
Loss before provision for income taxes	(242,929)	(311,117)
Provision for income taxes	-	-
Net loss	$(242,929)	$(311,117)
Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.02)	$(0.02)
Weighted average shares of common stock outstanding – basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(242,929)	$(311,117)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization of patent costs	43,216	43,216
Loss (income) from equity in other ventures	374	222
Changes in assets and liabilities:
Increase in prepaid and other current assets	(21,418)	(17,764)
(Decrease) increase in accrued expenses and other current liabilities	(76,979)	48,043
Net cash used in operating activities	(297,736)	(237,400)
Net decrease in cash and cash equivalents	(297,736)	(237,400)
Cash and cash equivalents - beginning of period	22,676,668	23,376,400
Cash and cash equivalents - end of period	$22,378,932	$23,139,000

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 1	Organization and Basis of Preparation

The information presented as of June 30, 2013 and for the three month and six month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2012 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2012.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three month and six month periods ended June 30, 2013 is not necessarily indicative of the results to be expected for the year ending December 31, 2013.

Note - 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $22,167,969 at June 30, 2013 and there were cash equivalents of $22,466,716 at December 31, 2012.

Note - 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options). There were no outstanding stock options for the three months and six months ended June 30, 2013 and 2012.

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

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accounts payable approximate fair value. The fair value of the Company’s investment in a privately held company is not readily available. The Company believes the fair value of this investment in a privately held company approximated its carrying value at June 30, 2013 and December 31, 2012.

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

At June 30, 2013, the Company had an accumulated deficit of approximately $37.0 million. The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to license its technologies.

Results of Operations

Three Months Ended June 30, 2013 and 2012.

Revenues

There were no revenues for the three months ended June 30, 2013 and for the three months ended June 30, 2012.

Costs and Expenses

General and administrative expenses decreased to $82,248 for the three months ended June 30, 2013 from $134,392 for the same period in 2012. Professional fees decreased by $49,288 and stockholder relations expenses decreased by $7,609 due to no shareholders’ annual meeting being held thus far in 2013. Patent expenses increased by $12,859 and other expenses decreased by $8,106.

For the three months ended June 30, 2013, the Company recognized a loss of $248 in its investment in Laurel Partners Limited Partnership. There was a loss of $229 for the same period in 2012.

Interest Income

Interest income for the three months ended June 30, 2013 was $730 compared to interest income of $597 for the same period in 2012.

Net (Loss)

Net loss for the three months ended June 30, 2013 was $103,374 compared to a net loss of $155,632 for the same period in 2012. The decrease in net loss can be principally attributed to a decrease in general and administrative expenses of $52,144 and an increase in interest income of $133, offset by a decrease in income from other ventures of $19.

Results of Operations

Six Months Ended June 30, 2013 and 2012.

Revenues

There were no revenues for the six months ended June 30, 2013 and 2012.

Costs and Expenses

General and Administrative expenses decreased to $200,625 for the six months ended June 30, 2013 from $268,930 for the same period in 2012. Professional fees decreased by $47,722, stockholder relations expenses decreased by $14,713 due to no shareholders’ annual meeting being held thus far in 2013, and other expenses decreased by $5,870.

For the six months ended June 30, 2013, the Company recognized a loss of $374 in its investment in Laurel Partners Limited Partnership. There was a loss of $222 for the same period in 2012.

Interest Income

Interest income for the six months ended June 30, 2013 was $1,286 compared to interest income of $1,251 for the same period in 2012.

Net (Loss)

Net loss for the six months ended June 30, 2013 was $242,929 compared to a net loss of $311,117 for the same period in 2012. The decrease in net loss can be principally attributed to a decrease in general and administrative expenses of $68,305 and an increase in interest income of $35, offset by a decrease in income from other ventures of $152.

Liquidity and Capital Resources

At June 30, 2013, the Company held cash and cash equivalents of $22.4 million. The Company's working capital at June 30, 2013 was $22.4 million.

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

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2012 as filed with the Securities and Exchange Commission on March 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index are included in this quarterly report on Form 10-Q.

13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADUS CORPORATION
(Registrant)

Dated: August 14, 2013	By:	/s/ David Blitz
David Blitz
President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No	Description

31	Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

15