Form 10-Q
period 2013-09-30
CADUS CORP
filed 2013-11-05
CIK 911148

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of October 31, 2013 was 13,144,040.

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

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$22,323,333	$22,676,668
Interest receivable	182	330
Prepaid and other current assets	27,606	6,040
Total current assets	22,351,121	22,683,038
Investment in other ventures	193,444	193,812
Patents, net	53,845	118,669
Total assets	$22,598,410	$22,995,519

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$9,234	$91,017
Total current liabilities	9,234	91,017

Commitments

Stockholders’ equity:
Common stock	132,857	132,857
Additional paid-in capital	59,847,443	59,847,443
Accumulated deficit	(37,091,049)	(36,775,723)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	22,589,176	22,904,502
Total liabilities and stockholders’ equity	$22,598,410	$22,995,519

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,
	2013	2012
	(Unaudited)	(Unaudited)
License and maintenance fees	$-0-	$-0-
Total revenues	-0-	-0-

Costs and expenses:
General and administrative expenses	51,351	190,137
Amortization of patent costs	21,609	21,609
(Income) loss from equity in other ventures	(7)	5
Total costs and expenses	72,953	211,751
Operating loss	(72,953)	(211,751)

Other income:

Interest income	556	719
Loss before provision for income taxes	(72,397)	(211,032)
Provision for income taxes	-	-
Net loss	$(72,397)	$(211,032)

Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.01)	$(0.02)

Weighted average shares of common stock outstanding – basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Operations

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)	(Unaudited)
License and maintenance fees	$-0-	$-0-
Total revenues	-0-	-0-

Costs and expenses:
General and administrative expenses	251,976	459,067
Amortization of patent costs	64,825	64,825
Loss from equity in other ventures	367	226
Total costs and expenses	317,168	524,118
Operating loss	(317,168)	(524,118)

Other income:
Interest income	1,842	1,969
Loss before provision for income taxes	(315,326)	(522,149)
Provision for income taxes	-	-

Net loss	$(315,326)	$(522,149)

Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.02)	$(0.04)

Weighted average shares of common stock outstanding – basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(315,326)	$(522,149)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of patent costs	64,825	64,825
Loss from equity in other ventures	367	226
Changes in assets and liabilities:
Increase in prepaid and other current assets	(21,418)	(28,406)
(Decrease) increase in accrued expenses and other current liabilities	(81,783)	99,778
Net cash used in operating activities	(353,335)	(385,726)
Net decrease in cash and cash equivalents	(353,335)	(385,726)
Cash and cash equivalents - beginning of period	22,676,668	23,376,400
Cash and cash equivalents - end of period	$22,323,333	$22,990,674

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 1	Organization and Basis of Preparation

The information presented as of September 30, 2013 and for the three month and nine month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.  The December 31, 2012 condensed consolidated balance sheet was derived from audited consolidated financial statements.  These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2012.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cadus Technologies, Inc.  All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the three month and nine month periods ended September 30, 2013 is not necessarily indicative of the results to be expected for the year ending December 31, 2013.

Note - 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  There were cash equivalents of $22,168,528 at September 30, 2013 and there were cash equivalents of $22,466,716 at December 31, 2012.

Note - 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding.  Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options).  There were no outstanding stock options for the three months and nine months ended September 30, 2013 and 2012.

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

The Company uses financial instruments in the normal course of its business.  The carrying values of cash and cash equivalents and accounts payable approximate fair value.  The fair value of the Company’s investment in a privately held company is not readily available.  The Company believes the fair value of this investment in a privately held company approximated its carrying value at September 30, 2013 and December 31, 2012.

Note - 5	Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was incorporated in 1992 and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies.  On July 30, 1999, the Company sold its drug discovery assets and ceased its internal drug discovery operations and research efforts for collaborative partners.  The Company currently has limited operations, no employees and the Company’s current Chief Executive Officer is a consultant. The Company is currently seeking to (i) license its wholly-owned subsidiary’s drug discovery technologies and (ii) to use a portion of its available cash to acquire or invest in companies or other assets.

At September 30, 2013, the Company had an accumulated deficit of approximately $37.1 million.  The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations.  These costs have exceeded the Company’s revenues and interest income.  As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses.

Results of Operations

Three Months Ended September 30, 2013 and 2012.

Revenues

There were no revenues for the three months ended September 30, 2013 and 2012.

Costs and Expenses

General and administrative expenses decreased to $51,351 for the three months ended September 30, 2013 from $190,137 for the same period in 2012.  Professional fees decreased by $136,012, patent fees decreased by $12,113 and stockholder relations increased by $10,596 due to annual meeting of stockholders to be held on December 2, 2013.  Other expenses decreased by $1,257.

For the three months ended September 30, 2013, the Company recognized a gain of $7 in its investment in Laurel Partners Limited Partnership.  There was a loss of $5 for the same period in 2012.

Interest Income

Interest income for the three months ended September 30, 2013 was $556 compared to interest income of $719 for the same period in 2012.

Net (Loss)

Net loss for the three months ended September 30, 2013 was $72,397 compared to a net loss of $211,032 for the same period in 2012.  The decrease in net loss can be principally attributed to a decrease in general and administrative expenses of $138,786, a decrease in interest income of $163 and an increase in income from other ventures of $12.

Results of Operations

Nine Months Ended September 30, 2013 and 2012.

Revenues

There were no revenues for the nine months ended September 30, 2013 and 2012.

Costs and Expenses

General and Administrative expenses decreased to $251,976 for the nine months ended September 30, 2013 from $459,067 for the same period in 2012.  Professional fees decreased by $190,735, patent fees decreased by $9,307, stockholder relations decreased by $4,117, and other expenses decreased by $2,932.

For the nine months ended September 30, 2013, the Company recognized a loss of $367 in its investment in Laurel Partners Limited Partnership.  There was a loss of $226 for the same period in 2012.

Interest Income

Interest income for the nine months ended September 30, 2013 was $1,842 compared to interest income of $1,969 for the same period in 2012.

Net (Loss)

Net loss for the nine months ended September 30, 2013 was $315,326 compared to a net loss of $522,149 for the same period in 2012.  The decrease in net loss can be principally attributed to a decrease in general and administrative expenses of $207,091 and a decrease in interest income of $127 and a decrease in income from other ventures of $141.

Liquidity and Capital Resources

At September 30, 2013, the Company held cash and cash equivalents of $22.3 million.  The Company's working capital at September 30, 2013 was 22.3 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not Applicable.

Item 5. Other Information.

The Board of Directors of the Company has fixed Monday, December 2, 2013, as the date of the 2013 Annual Meeting of Stockholders of the Company.  Stockholder proposals may no longer be submitted for inclusion in the Company’s proxy statement for the December 2, 2013 meeting.  In addition, with respect to this meeting, stockholders may no longer timely submit notice of a shareholder proposal outside the processes of Rule 14a-8.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index are included in this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADUS CORPORATION
(Registrant)

Dated: November 5, 2013	By:	/s/ David Blitz
David Blitz
President and Chief Executive Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31	Certifications

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

15