Form 10-K
period 2013-12-31
CADUS CORP
filed 2014-03-18
CIK 911148

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	0-28674

CADUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3660391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue
New York, New York	10153
(Address of principal executive offices)	(Zip Code)

Company's telephone number, including area code:	(212) 702-4300

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No: ☒

As of June 30, 2013, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $11,024,115.20.

Number of shares outstanding of each class of Common Stock, as of March 1, 2014: 13,144,040 shares.

Special Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of the Company’s plans, strategies and objectives for the Company’s future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and other similar words. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to the Company's ability to acquire residential homes for renovation or reconstruction and resale and lots for building homes for sale, the Company’s ability to engage contractors to perform such renovation, reconstruction and construction, the Company’s ability to sell such renovated or reconstructed homes and new homes at a profit, the Company's capital needs and uncertainty of future funding, the Company's history of operating losses, as well as other risks and uncertainties discussed in the Risk Factors section in Item 1A of this Annual Report on Form 10-K. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

PART I

Item 1. Business.

General

Cadus Corporation (“Cadus”) was incorporated under the laws of the State of Delaware in January 1992 and until July 30, 1999 devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, Cadus sold its drug discovery assets to OSI Pharmaceuticals, Inc. (“OSI”) and ceased its internal drug discovery operations and research efforts for collaborative partners. Cadus has a wholly owned subsidiary, Cadus Technologies, Inc. (“Cadus Technologies”), which holds all patents, patent applications, know how, licenses and drug discovery technologies of the Company. Subsequent to the sale of its drug discovery assets to OSI, Cadus had continued to license, and seek to license, its technologies. It also sought to use all or a portion of its available cash, and where appropriate, seek additional debt or equity financing, to acquire or invest in one or more companies or other assets. However, Cadus has received no revenues from the licensing of its technologies since 2010, has not entered into a new license for its technologies since 2000, and although it has pursued a number of prospective acquisitions, none was consummated.

Although Cadus will continue to consider various acquisitions or investments, it believes that there may be opportunities to profit from purchasing land and residential homes for construction or renovation and resale in areas of the United States where there may be increases in real estate value. In that connection, beginning in the fourth quarter of 2013, Cadus’ Board of Directors began to explore such opportunities in Florida and determined that Cadus should seek to purchase individual homes or individual residential lots for purposes of renovation or construction and resale. Cadus formed directly or indirectly wholly-owned subsidiaries (such subsidiaries together with Cadus Technologies, the “Subsidiaries,” and Cadus together with its Subsidiaries, the “Company”) through which it would purchase such homes and lots for such purposes. The Company currently intends to concentrate its real estate acquisition, renovation and construction activities in Florida and bought its first residential properties in that state in February 2014. When individual homes are purchased, Cadus intends, as appropriate, to renovate them for resale or to demolish them for new home construction. When vacant lots are purchased, Cadus intends to construct new homes on them. While renovation or demolition may begin soon after an acquisition of a home is consummated, Cadus does not intend to begin construction of new homes until a number of properties intended for new home construction are acquired. In some cases, the Company may also acquire partially constructed or renovated homes for completion and resale or resell acquired homes or land without undertaking renovation or construction. Depending on the availability of transactions acceptable to Cadus, all of Cadus’ available cash may be utilized, and Cadus may seek debt or equity financing. Cadus may also continue to maintain and seek to license or sell its drug discovery technologies, but this will no longer be a focus of Cadus’ business plan. In addition, Cadus will continue to consider other acquisitions or investments in various industries.

Industry Overview and Current Market Conditions

The sale of homes has been and will likely remain a large industry in the United States for four primary reasons: historical growth in both population and households, demographic patterns that indicate an increased likelihood of home ownership as age and income increase, job creation within geographic markets that necessitate new home construction or the renovation of existing homes, and consumer demand for home features in new or renovated homes.

In any year, the demand for homes is closely tied to job growth, the availability and cost of mortgage financing, the supply of new and existing homes for sale and, importantly, consumer confidence. Consumer confidence is perhaps the most important of these demand variables and is the hardest one to predict accurately because it is a function of, among other things, consumers' views of their employment and income prospects, recent and likely future home price trends, localized new and existing home inventory, the level of current and near-term interest and mortgage rates, the availability of consumer credit, valuations in stock and bond markets, and other geopolitical factors. In general, high levels of employment, significant affordability and low new home and resale home inventories contribute to a strong and growing home renovation and homebuilding market environment.

The Company believes that long-term fundamentals for home renovation and new home construction remain intact and is encouraged by evidence of strengthening conditions in the housing market. After several years of exceptionally weak demand for new and existing homes, the U.S. housing industry began to show some signs of improvement during fiscal 2012 followed by more solid and accelerated improvement during fiscal 2013. Single family average sales prices were up in most markets across the country during fiscal 2013.

Property Acquisition

The Company is currently undertaking the acquisition of an initial group of individual residential homes and lots upon which the Company may begin renovation or construction.

Demolition, Construction and Renovation

When individual homes are purchased, Cadus intends, as appropriate, to renovate them for resale or to demolish them for new home construction. When vacant lots are purchased, Cadus intends to construct new homes on them. While renovation or demolition may begin soon after an acquisition of a home is consummated, Cadus does not intend to begin construction on new homes until a number of properties intended for new home construction are acquired. In some cases, the Company may also acquire partially constructed or renovated homes for completion and resale or resell acquired homes or land without undertaking renovation or construction.

Competition

The business of developing and selling residential properties is highly competitive and fragmented. The Company’s long-term success depends on its ability to acquire at reasonable prices existing residential properties suitable for renovation or construction and resale. The acquisition of residential homes and lots for renovation or construction and resale is highly competitive. In addition, the Company anticipates that it will compete for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small homebuilders, including some homebuilders with nationwide operations and much greater financial resources and/or lower costs than the Company. The Company will also compete for residential sales with individual resales of existing homes and available rental housing.

Brokerage Services Provided by Bayswater Brokerage Florida LLC

Bayswater Brokerage Florida LLC (“Bayswater”) is providing brokerage services to the Company on a non-exclusive basis. Carl C. Icahn, a major beneficial shareholder of Cadus, is also indirectly the principal shareholder of Bayswater; Jack Wasserman, a director and the lead independent director of Cadus is a director of Bayswater’s indirect parent; and Hunter C. Gary, a director and President and Chief Executive Officer of Cadus, is a Senior Vice President of Bayswater’s indirect parent and Vice President, Secretary and Treasurer of Bayswater. Barberry Corp., of which Carl Icahn is the sole shareholder, is a significant shareholder of Cadus. Pursuant to an agreement between Barberry Corp. and Cadus, to the extent Bayswater receives any compensation for such brokerage services, Barberry Corp. will make capital contributions to Cadus for the full amount of any such compensation received by Bayswater. Barberry Corp. will not be issued stock of the Company or any other consideration in connection with any such capital contributions.

Employees

The Company currently has no full-time employees and its only employee is Hunter C. Gary, the President and Chief Executive Officer of Cadus. Under his employment agreement with Cadus, Mr. Gary is required to devote such time as may be required by Cadus’s Board of Directors to perform his duties and responsibilities. David Blitz, the Treasurer and Secretary of Cadus, is not an employee of the Company, and is serving under a consulting arrangement. The Company intends to hire employees as required in connection with the growth of its real estate activities.

Patents

Although the Company’s drug discovery technologies will no longer be a focus of the Company’s business plan, as of March 1, 2014, the Subsidiary is the assignee of 16 issued U.S. patents and two related granted foreign patents covering aspects of its yeast technology and is the exclusive worldwide licensee of one issued U.S. patent for use in drug discovery.

The Company has obtained from Duke University an exclusive worldwide license to one issued U.S. patent. This patent is directed to hybrid yeast cells engineered to express human G Protein-coupled receptors. In consideration for such license, the Subsidiary pays a minimum annual royalty and is required to make payments upon the achievement by the Subsidiary of certain drug development milestones and to pay royalties (net of minimum royalties) on the sale of drugs by the Subsidiary which were initially identified by the Subsidiary through the use of the licensed technology. In lieu of milestones and royalty payments on sales of drugs by sublicensees initially identified by sublicensees through the use of the licensed technology, the Subsidiary pays an annual fee (net of the minimum annual royalty) for each sublicense granted by it to such technology.

The Company has patents covering inventions by Cadus's scientists directed to hybrid yeast cells and yeast cells engineered to produce both peptide libraries and human proteins that can function in certain signal transduction pathways of the engineered yeast cell. The Company also has patents directed to methods, constructs and reagents, including engineered cells, for discovering ligands to orphan receptors. Peptides, and mimetics thereof, which have been discovered using technologies developed by Cadus, are also covered in these patents both as compositions and for their therapeutic use.

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

The Company is implementing a new business plan.

While the Company may continue to maintain and seek to license or sell its drug discovery technologies, this will no longer be a focus of Cadus’ business plan. Cadus has determined that it will seek to purchase individual homes or individual residential lots for purposes of renovation or construction and resale. The Company bought its first residential properties for these purposes in February 2014. The Company has very limited operating experience in this business and the Company’s limited operating history makes it difficult to predict the long-term success of its business model. In addition, because of the Company’s new business plan, the Company’s historical performance is not a meaningful indicator of future results.

Uncertainty of Future Profitability

The Company's ability to generate revenues and become profitable is dependent in large part on the ability of the Company to acquire residential homes and lots, renovate existing homes or construct new ones and sell them at a profit. There can be no assurance that the Company will be able to do so or that the Company will ever achieve profitability.

Inability to Identify and Consummate Acquisitions or Investments

Although the Company intends to engage in the purchase and renovation of existing homes for resale and the purchase of land and the building of residential homes on such land for sale, the Company is also seeking to acquire or invest in companies or income producing assets. To date the Company has not been able to identify and consummate an appropriate acquisition or investment in companies or income producing assets and there can be no assurance that it will do so. There also can be no assurance that acquisitions or investments by the Company will be profitable.

The Company’s long-term success depends on its ability to acquire at reasonable prices existing residential properties suitable for renovation or construction and resale.

The acquisition of residential homes and lots for renovation or construction and resale is highly competitive and the risk inherent in purchasing and renovating or constructing such properties increases as consumer demand for housing increases. The availability of existing residential properties, finished and partially finished developed lots and undeveloped land for purchase that meet the Company’s investment criteria depends on a number of factors outside the Company’s control, including residential housing and land availability in general, competition with other homebuilders and land and home buyers, inflation in land and home prices, zoning, allowable housing density, the ability to obtain building permits and other regulatory requirements. Should suitable residential homes, lots or land become less available, the number of homes the Company may be able to renovate or build and sell could be reduced, and the cost of existing homes or land could be increased, perhaps substantially, which could adversely impact the Company’s results of operations.

As competition for suitable homes and land increases, the cost of acquiring existing homes and finished and undeveloped lots and the cost of renovating or constructing homes could rise and the availability of suitable homes and land at acceptable prices may decline, which could adversely impact the Company’s financial results. The availability of suitable homes and land assets could also affect the success of the Company’s residential homes and land acquisition strategy, which may impact the Company’s ability to increase the number of properties that it has for sale, to grow the Company’s revenues and margins, and to achieve or maintain profitability.

The market value of the Company’s land and/or homes may decline, leading to impairments and reduced profitability.

The Company intends to regularly acquire residential homes and land for replacement and expansion of inventory within the Company’s existing or new markets. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions and the measures the Company employs to manage inventory risk may not be adequate to insulate its operations from a severe drop in inventory values. When market conditions are such that real estate values are not appreciating, previously entered into option agreements may become less desirable, at which time the Company may elect to forgo deposits and preacquisition costs and terminate the agreements. In a situation of adverse market conditions, the Company may incur impairment charges or have to sell its real estate inventory at a loss which would adversely affect its financial condition, results of operations and stockholders' equity and its ability to comply with covenants in any future debt instruments linked to tangible net worth.

The Company’s home sales and operating revenues could decline due to macro-economic and other factors outside of its control, such as changes in consumer confidence, declines in employment levels, changes in mortgage interest rates, changes in tax laws and rates and increases in the quantity and decreases in the prices of new homes and resale homes in the market.

Changes in international, national and regional economic conditions, as well as local economic conditions where the Company conducts its operations and where prospective purchasers of its homes currently live, may result in more caution on the part of homebuyers and, consequently, fewer home purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels, changes in mortgage interest rates, changes in tax laws and rates, and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand for and the pricing of the Company’s homes, which could cause the Company’s operating revenues to decline. Such reductions in the Company’s revenues could, in turn, negatively affect the market price of the Company’s securities.

Increases in the cost of labor or materials could have a material adverse effect on the Company’s business.

Any increase in the cost of labor or materials could increase construction costs and have a material adverse effect on the Company’s business.

Our geographic concentration could materially and adversely affect us if sales of new homes and resale homes in Florida should experience a decline.

The Company currently intends to concentrate its real estate acquisition, renovation and construction activities in Florida. A prolonged economic downturn in the future in Florida could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations.

Moreover, certain insurance companies doing business in Florida have restricted, curtailed or suspended the issuance of homeowners’ insurance policies on single-family homes. This has both reduced the availability of hurricane and other types of natural disaster insurance in Florida, in general, and increased the cost of such insurance to prospective purchasers of homes in Florida. Mortgage financing for a new home is conditioned, among other things, on the availability of adequate homeowners’ insurance. There can be no assurance that homeowners’ insurance will be available or affordable to prospective purchasers of our homes offered for sale in the Florida market. Long-term restrictions on, or unavailability of, homeowners’ insurance in the Florida market could have an adverse effect on the homebuilding industry in that market in general, and on our business within the market in particular.

The homebuilding industry is cyclical. A severe downturn in the industry, as recently experienced, could adversely affect the Company’s business, results of operations and stockholders' equity.

During periods of downturn in the industry, housing markets across the United States may experience an oversupply of both new and resale home inventory, an increase in foreclosures, reduced levels of consumer demand for new homes, increased cancellation rates, aggressive price competition among homebuilders and increased incentives for home sales. In the event of a downturn, the Company may temporarily experience a material reduction in revenues and margins. Continued weakness in the homebuilding market could adversely affect the Company’s business, results of operations and stockholders' equity as compared to prior periods and could result in additional inventory impairments in the future.

The Company will be dependent on the continued availability and satisfactory performance of its general contractors and their subcontractors, which, if unavailable, could have a material adverse effect on the Company’s business.

The Company will conduct its renovation and construction operations through one or more general contractors and their respective subcontractors. As a consequence, the Company will depend on the continued availability of and satisfactory performance by its general contractors and their respective subcontractors for the renovation and constructions of its homes. There may not be sufficient availability of and satisfactory performance by these general contractors and subcontractors in the markets in which the Company operates. In addition, inadequate subcontractor resources could have a material adverse effect on the Company’s business.

The Company will be dependent on the services of certain key employees, and the loss of their services could hurt its business.

The Company’s future success will depend upon its ability to attract, train, assimilate and retain skilled personnel. If the Company is unable to retain key employees or attract, train, assimilate or retain other skilled personnel in the future, it could hinder its business strategy and impose additional costs of identifying and training new individuals. The Company anticipates that competition for qualified personnel in its operating markets will be intense.

Loans obtained by the Company may impose significant restrictions and obligations on the Company. Restrictions on the Company’s ability to borrow could adversely affect its liquidity. In addition, any substantial indebtedness could adversely affect the Company’s financial condition, limit its growth and make it more difficult for the Company to satisfy its debt obligations.

Any secured or unsecured indebtedness or revolving credit or letter of credit facilities obtained by the Company will impose certain restrictions and obligations on the Company. Under certain of these instruments, the Company may be required to comply with defined covenants which limit the Company's ability to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on assets of the Company. Failure to comply with certain of these covenants could result in an event of default under the applicable instrument. Any such event of default could negatively impact other covenants or lead to cross defaults under other debt of the Company. In such cases, there can be no assurance that the Company will be able to obtain any waivers or amendments that may become necessary in the event of a future default situation without significant additional cost or at all.

Any substantial indebtedness of the Company could have important consequences to it and the holders of its securities, including, among other things:

•	causing the Company to be unable to satisfy its obligations under its debt agreements;

•	making the Company more vulnerable to adverse general economic and industry conditions;

•	making it difficult to fund future working capital, home and land purchases, renovation and construction, general corporate purposes or other purposes; and

•	causing the Company to be limited in its flexibility in planning for, or reacting to, changes in its business.

In addition, subject to restrictions in its debt instruments, the Company may incur additional indebtedness. If new debt is added to the Company’s then current debt levels, the related risks that the Company then faces could intensify. The Company’s growth plans and its ability to make payments of principal or interest on, or to refinance, its indebtedness, will depend on its future operating performance and its ability to enter into additional debt and/or equity financings. If the Company is unable to generate sufficient cash flows in the future to service its debt, it may be required to refinance all or a portion of its then existing debt, to sell assets or to obtain additional financing. The Company may not be able to do any of the foregoing on terms acceptable to the Company, if at all.

A substantial increase in short-term and/or long-term mortgage interest rates, the unavailability of mortgage financing or a change in tax laws regarding the deductibility of mortgage interest may reduce consumer demand for the Company’s homes.

Purchasers of the Company’s homes may finance their acquisition with mortgage financing. Housing demand is adversely affected by reduced availability of mortgage financing and factors that increase the upfront or monthly cost of financing a home such as increases in interest rates, insurance premiums, or limitations on mortgage interest deductibility. The recent decrease in the willingness and ability of lenders to make home mortgage loans, the tightening of lending standards and the limitation of financing product options, have made it more difficult for homebuyers to obtain acceptable financing. Any substantial increase in short-term and/or long-term mortgage interest rates or unavailability of mortgage financing may adversely affect the ability of prospective homebuyers to obtain financing for the Company’s homes, as well as adversely affect the ability of prospective homebuyers to sell their current homes. A disruption in the credit markets and/or the curtailed availability of mortgage financing may adversely affect the Company’s business, financial condition, results of operations and cash flows.

If the Company is unsuccessful in competing against its homebuilding competitors, any future market share of the Company could decline or the Company’s growth could be impaired and, as a result, the Company’s financial results could suffer.

Competition in the homebuilding industry is intense, there are relatively low barriers to entry into this business, and we may not be able to compete successfully. Increased competition could hurt the Company’s business, as it could prevent the Company from acquiring existing homes or parcels of land on which to build homes or make such acquisitions more expensive, hinder the Company’s market share expansion, and lead to pricing pressures on its homes that may adversely impact its margins and revenues. If the Company is unable to successfully compete, its financial results could suffer and the value of, or its ability to service, any of its indebtedness could be adversely affected. The Company’s competitors may independently renovate existing homes or construct new homes that are superior or substantially similar to the Company’s products. Furthermore, a number of the anticipated competitors of the Company will have substantially greater financial resources and lower costs of funds than will the Company. Many of these competitors will also have longstanding relationships with subcontractors and suppliers in the markets in which the Company operates.

The Company could experience a reduction in home sales and revenues or reduced cash flows due to its inability to acquire existing homes or finished lots or undeveloped land for renovation or construction, if it is unable to obtain reasonably priced financing to support its homebuilding activities.

The homebuilding industry is capital intensive, and homebuilding requires significant up-front expenditures to acquire existing homes or land and to begin development. Accordingly, the Company will seek equity or debt financing from a variety of potential sources, including lender financing and/or securities offerings. The availability of borrowed funds, especially for construction financing and existing home or land acquisition, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. The credit and capital markets have recently experienced significant volatility. If the Company is required to seek additional financing to fund its operations, continued volatility in these markets may restrict the Company’s flexibility to access such financing. If the Company is not successful in obtaining sufficient financing to fund its planned capital and other expenditures, it may be unable to acquire existing homes or land for its homebuilding activities. Additionally, if the Company cannot obtain financing to fund the purchase of real estate properties under contracts entered into by the Company, the Company may lose deposits or otherwise incur contractual penalties and fees.

The Company is subject to extensive government regulation which could cause it to incur significant liabilities or restrict its business activities.

Regulatory requirements could cause the Company to incur significant liabilities and operating expenses and could restrict its business activities. The Company is subject to local, state and federal statutes and rules regulating, among other things, certain developmental matters, building and site design, and matters concerning the protection of health and the environment. The Company’s operating expenses may be increased by governmental regulations such as building permit allocation ordinances and impact and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Any delay or refusal from government agencies to grant the Company necessary licenses, permits and approvals could have an adverse effect on its operations.

The Company may incur additional operating expenses due to compliance programs or fines, penalties and remediation costs pertaining to environmental regulations.

The Company is subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws which apply vary greatly according to the location of the site, the site's environmental conditions and the present and former use of the site. Environmental laws may result in delays, may cause the Company to implement time consuming and expensive compliance programs and may prohibit or severely restrict development or construction in certain environmentally sensitive regions or areas. From time to time, the United States Environmental Protection Agency (EPA) and similar federal or state agencies review homebuilders' compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to the Company may increase the Company’s costs. Further, the Company expects that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.

The Company may be subject to significant potential liabilities as a result of construction defect, product liability and warranty claims made against it.

As a homebuilder, the Company will be subject to construction defect, product liability and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly.

With respect to certain general liability exposures, including construction defect claims, product liability claims and related claims, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it can be difficult to determine the extent to which the assertion of these claims will expand geographically.

The Company’s operating expenses could increase if it were required to pay higher insurance premiums or litigation costs for various claims, which could cause the Company’s net income to decline.

The costs of insuring against construction defects, product liability claims and claims against directors and officers are substantial. Increasingly in recent years, lawsuits (including class action lawsuits) have been filed against builders, asserting claims of personal injury and property damage. Insurance obtained by the Company may not cover all of the claims, including personal injury claims, or such coverage may become prohibitively expensive. If the Company is not able to obtain adequate insurance against these claims, the Company may experience losses that could reduce its net income and restrict its cash flow available to service debt.

Historically, builders have recovered from general contractors, subcontractors and insurance carriers a significant portion of the construction defect liabilities and costs of defense that the builders have incurred. Insurance coverage available to general contractors and subcontractors for construction defects is becoming increasingly expensive, and the scope of coverage is restricted. If the Company cannot effectively recover from its general contractors or their respective subcontractors or their carriers, it may suffer greater losses which could decrease its net income.

A builder's ability to recover against any available insurance policy depends upon the continued solvency and financial strength of the insurance carrier that issued the policy. Many states have lengthy statutes of limitations applicable to claims for construction defects. To the extent that any carrier providing insurance coverage to the Company or its general contractors or their respective subcontractors becomes insolvent or experiences financial difficulty in the future, the Company may be unable to recover on those policies, and its net income may decline.

The Company may experience fluctuations and variability in its operating results and, as a result, its historical performance may not be a meaningful indicator of future results.

The Company expects to experience variability in home sales and net earnings. As a result of such variability, the Company’s historical performance may not be a meaningful indicator of future results. The Company’s results of operations may fluctuate in the future as a result of a variety of both national and local factors, including, among others:

•	the timing of real estate acquisitions and home closings;

•	the Company’s ability to continue to acquire additional properties for renovation or construction or to secure contracts to acquire additional properties on acceptable terms;

•	conditions of the real estate market in areas where the Company operates and of the general economy;

•	raw material and labor shortages;

•	seasonal home buying patterns; and

•	other changes in operating expenses, including the cost of labor and raw materials, personnel and general economic conditions.

Information technology failures or data security breaches could harm the Company’s business.

The Company may use information technology and other computer resources to perform important operational and marketing activities and to maintain its business records. Certain of these resources may be provided to the Company and/or maintained by third-party service providers pursuant to agreements that specify certain security and service level standards. The Company’s computer systems, including any back-up systems and those of its third-party providers, will be subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, security breaches, natural disasters, usage errors by the Company’s employees or contractors, etc. A significant and extended disruption of or breach of security related to computer systems and back-up systems may damage the Company’s reputation and cause it to lose customers, sales and revenue, result in the unintended misappropriation of proprietary, personal and confidential information, and require the Company to incur significant expense to remediate or otherwise resolve these issues.

The occurrence of natural disasters could increase the Company’s operating expenses and reduce its revenues and cash flows.

The climates and geology of states in which the Company operates may present increased risks of natural disasters. To the extent that hurricanes, severe storms, earthquakes, droughts, floods, wildfires or other natural disasters or similar events occur, the Company’s homes under renovation or construction or the Company’s building lots could be damaged or destroyed, which may result in losses exceeding the Company’s insurance coverage. Any of these events could increase the Company’s operating expenses, impair its cash flows and reduce its revenues, which could, in turn, negatively affect the market price of the Company’s securities.

Terrorist attacks against the United States or increased domestic or international instability could have an adverse effect on the Company’s operations.

Adverse developments in the war on terrorism, terrorist attacks against the United States, or any outbreak or escalation of hostilities between the United States and any foreign power, may cause disruption to the economy, the Company, its employees and its customers, which could adversely affect the Company’s revenues, operating expenses, and financial condition.

History of Operating Losses

The Company has incurred operating losses in each year since its inception with the exception of 2002. At December 31, 2013, the Company had an accumulated deficit of approximately $37.3 million. The Company's losses have resulted principally from costs incurred in connection with its previous research and development activities and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues.

Uncertainty of Utilization of Operating Loss and Research and Development Credit Carryforwards.

The Company had a net operating loss carryforward of approximately $19.3 million and a research and development credit carryforward of approximately $1.5 million at December 31, 2013. These net operating loss carryforwards and the research and development credit carryforward expire in various years from 2018 to 2033. The Company's ability to utilize such net operating loss and research and development credit carryforwards for income tax savings may be subject to certain limitations in the future, and there can be no assurance that the Company will be able to utilize such carryforwards.

Uncertainty of Access to Capital

There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

Control by Existing Stockholders; Concentration of Stock Ownership

Carl C. Icahn beneficially owns, as of March 1, 2014, approximately 40% of the outstanding shares of Common Stock. As a result, Mr. Icahn, acting alone, will be able to control most matters requiring approval by the stockholders of the Company, including the election of directors, the adoption of charter amendments, and the approval of mergers and other extraordinary corporate transactions. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Anti-Takeover Effect of Delaware Corporate Law

Certain provisions of the Delaware corporate law may have the effect of deterring hostile takeovers or delaying or preventing changes in the control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices.

The Company’s stock price is volatile and could decline.

The securities markets in general and the Company’s common stock in particular have experienced significant price and volume volatility over the past few years. The market price and volume of the Company’s common stock may continue to experience significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding the Company’s industry, operations or business prospects. In addition to the other risk factors discussed in this section, the price and volume volatility of the Company’s common stock may be affected by:

•	operating results that vary from the expectations of securities analysts and investors;
•	factors influencing home purchases, such as availability of home mortgage loans and interest rates, credit criteria applicable to prospective borrowers, ability to sell existing residences, and homebuyer sentiment in general;
•	the operating and securities price performance of companies that investors consider comparable to the Company;
•	announcements of strategic developments, acquisitions and other material events by the Company or its competitors;
•	changes in government regulations applicable to our business; and
•	changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.

The Company’s ability to raise funds through the issuance of equity or otherwise use its common stock as consideration is impacted by the price of its common stock. A low stock price may adversely impact the Company’s ability to reduce its financial leverage, as measured by the ratio of total debt to total capital. High levels of leverage or significant increases may adversely affect the Company’s credit ratings and make it more difficult for the Company to access additional capital. These factors may limit the Company’s ability to implement its operating and growth plans.

Absence of Dividends

The Company has not paid any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

We Have a Limited Trading Market

There is a limited public trading market for our common stock on the over-the-counter bulletin board. We cannot assure you that a regular trading market for our common stock will ever develop or that, if developed, it will be sustained. Because of our limited public trading market, the market price for our common stock could be highly volatile and, accordingly, substantial fluctuations in the price of our common stock could limit the ability of our current stockholders to sell their shares at a favorable price.

Because we were formerly a “shell company,” Rule 144 is unavailable until one year has elapsed from the date that we have filed “Form 10 information” with the SEC, and, if we ever become delinquent thereafter with the filing of our reports, Rule 144 will no longer be available until and unless we become current.

Rule 144 provides, as indicated above, that sales of securities of a former shell company may only be made once the applicable waiting period has terminated and only if appropriate current information is available by the company, and that it has filed all relevant periodic reports that it is required to file. Rule 144 will be unavailable to holders of restricted securities until one year has elapsed from the date that we filed “Form 10 information” (as defined in Rule 144) with the SEC. Thereafter, if we become delinquent with our SEC reports, any holders of restricted securities will no longer be able to sell until, if ever, the Company becomes current. No assurance can be made that the Company will be able to remain current with its reports.

Item 1B. Unresolved Staff Comments.

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2013 fiscal year and that remain unresolved.

Item 2. Properties.

As part of the Company’s program to purchase individual homes or individual residential lots in the United States, with a focus currently on Florida, for purposes of renovation or construction and resale, Cadus currently owns through an indirect wholly-owned subsidiary, three residential properties in Florida. Cadus leases storage space on a month-to-month basis in Tarrytown, New York.

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

Fiscal Year 2013	High	Low
First quarter ended March 31, 2013	$1.44	$1.36
Second quarter ended June 30, 2013	$1.41	$1.35
Third quarter ended September 30, 2013	$1.52	$1.36
Fourth quarter ended December 31, 2013	$1.80	$1.47

Fiscal Year 2012	High	Low
First quarter ended March 31, 2012	$1.40	$1.33
Second quarter ended June 30, 2012	$1.47	$1.33
Third quarter ended September 30, 2012	$1.43	$1.33
Fourth quarter ended December 31, 2012	$1.41	$1.37

As of March 1, 2014, there were approximately 54 holders of record of Cadus’s Common Stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Cadus Corporation (“Cadus”) was incorporated under the laws of the State of Delaware in January 1992 and until July 30, 1999 devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, Cadus sold its drug discovery assets to OSI Pharmaceuticals, Inc. (“OSI”) and ceased its internal drug discovery operations and research efforts for collaborative partners. Cadus has a wholly owned subsidiary, Cadus Technologies, Inc. (“Cadus Technologies”), which holds all patents, patent applications, know how, licenses and drug discovery technologies of the Company. Subsequent to the sale of its drug discovery assets to OSI, Cadus had continued to license, and seek to license, its technologies. It also sought to use all or a portion of its available cash, and where appropriate, seek additional debt or equity financing, to acquire or invest in one or more companies or other assets. However, Cadus has received no revenues from the licensing of its technologies since 2010, has not entered into a new license for its technologies since 2000, and although it has pursued a number of prospective acquisitions, none was consummated.

Although Cadus will continue to consider various acquisitions or investments, it believes that there may be opportunities to profit from purchasing land and residential homes for construction or renovation and resale in areas of the United States where there may be increases in real estate value. In that connection, beginning in the fourth quarter of 2013, Cadus’ Board of Directors began to explore such opportunities in Florida and determined that Cadus should seek to purchase individual homes or individual residential lots for purposes of renovation or construction and resale. Cadus formed directly or indirectly wholly-owned subsidiaries (such subsidiaries together with Cadus Technologies, the “Subsidiaries,” and Cadus together with its Subsidiaries, the “Company”) through which it would purchase such homes and lots for such purposes. The Company currently intends to concentrate its real estate acquisition, renovation and construction activities in Florida. When individual homes are purchased, Cadus intends, as appropriate, to renovate them for resale or to demolish them for new home construction. When vacant lots are purchased, Cadus intends to construct new homes on them. While renovation or demolition may begin soon after an acquisition of a home is consummated, Cadus does not intend to begin construction of new homes until a number of properties intended for new home construction are acquired. In some cases, the Company may also acquire partially constructed or renovated homes for completion and resale or resell acquired homes or land without undertaking renovation or construction. Depending on the availability of transactions acceptable to Cadus, all of Cadus’ available cash may be utilized, and Cadus may seek debt or equity financing. Cadus may also continue to maintain and seek to license or sell its drug discovery technologies, but this will no longer be a focus of Cadus’ business plan. In addition, Cadus will continue to consider other acquisitions or investments in various industries.

The Company has incurred operating losses in each year since its inception except for an operating gain of approximately $214,000 for the year ended December 31, 2002. At December 31, 2013, the Company had an accumulated deficit of approximately $37.3 million. The Company’s losses resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income.

Despite the fact that the Company had no employees and limited operations in 2013, it continued to incur general and administrative expenses. For the year ended December 31, 2013, such expenses aggregated $340,430 and included patent costs (including legal fees) and license fees of approximately $48,900, legal fees (other than in connection with patents) of approximately $54,200 and bookkeeping, accounting and tax preparation fees of approximately $90,000. There was also legal fees of $23,442 for startup costs in connection with real estate operations. Since the Company had no revenues, it incurred a net loss of $487,706 for the year ended December 31, 2013.

The following accounting policies are important to understanding the Company’s financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see Note 2 to our consolidated financial statements. “Significant Accounting Policies.”

Accounting for income taxes. As part of the process of preparing the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities , which are included with the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent it establishes a valuation allowance or increases this allowance in a period, the Company must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets.

Result of Operations

Years Ended December 31, 2013 and 2012

Revenues

There were no revenues for 2013 and 2012.

Operating Expenses

General and administrative expenses decreased to $340,430 in 2013 from $358,175 in 2012. This decrease was attributable to a decrease in legal and accounting fees of $36,891 and miscellaneous expenses of $4,376, offset by an increase in shareholder relations of $23,522 due to the annual meeting of stockholders.

Start-Up Real Estate Costs

In 2013, the company incurred legal expenses of $23,442 in connection with the start-up of real estate operations.

Abandoned Acquisition Costs

In 2012, the Company incurred legal, consulting and accounting expenses of $389,106 in connection with three potential acquisitions which were not consummated.

Equity in other Ventures

Equity in other Ventures in 2013 reflects a recognized loss of $355 from the Company’s investment in Laurel Partners Limited Partnership. There was a recognized loss of $213 in 2012, from such investment.

Interest Income

Interest income for 2013 decreased to $2,678 from $3,049 in 2012.

Net Loss

Net Loss for 2013 was $487,706 compared to a net loss of $870,471 for 2012. The decrease in net loss is attributable to a decrease in general and administrative expenses of $17,745 a decrease in costs in connection with abandoned acquisitions in 2012 of $389,106 offset by decrease in interest income of $371, an increase in loss from equity in other ventures of $142 and an increase in $23,442 of costs incurred in the start-up of real estate operations.

Liquidity and Capital Resources

At December 31, 2013, the Company held cash of $22.1 million. The Company’s working capital at December 31, 2013 was $22.2 million.

Depending on the availability of transactions acceptable to the Company in connection with its real estate activities, all or a portion of the Company’s available cash may be utilized, and the Company may seek debt or equity financing. The Company’s capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company’s efforts to acquire, renovate and construct residential properties.

Net Operating Loss Carryforwards

At December 31, 2013, the Company had tax net operating loss carryforwards of approximately $19,341,000 and research and development credit carryforwards of approximately $1,500,000 which expire in years 2018 through 2033. Such net operating loss carryforwards may be utilized under certain conditions as a deduction against future income and such development credit carryforwards may be utilized under certain circumstances as an offset against future taxes. The Company’s ability to utilize such net operating loss and research and development credit carryforwards may be subject to certain limitations in the future due to ownership changes, if any, as defined by rules enacted with the Tax Reform Act of 1986.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s then President, Chief Executive Officer and Treasurer, David Blitz, who at the time also performed (and, as the Company’s current Treasurer, continues to perform) functions similar to those of a principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, Mr. Blitz concluded that the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

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

Management, which at the time of the assessment was comprised of the Company’s then President, Chief Executive Officer and Treasurer, who at the time also performed (and, as the Company’s current Treasurer, continues to perform) functions similar to those of a principal financial officer, assessed the Company’s internal control over financial reporting as of December 31, 2013, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the quarter ended December 31, 2013, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to the executive officers and directors of the Company as of March 1, 2014 is set forth below:

Name	Age	Position
James R. Broach, Ph.D.	66	Director
Hunter C. Gary	39	Director, President and Chief Executive Officer
Peter S. Liebert, M.D.(1)	77	Director
Jack G. Wasserman(1)(2)	77	Director
David Blitz	82	Treasurer and Secretary

_________________________

(1) Member of the Compensation Committee.

(2) Lead independent director.

James R. Broach, Ph.D., a scientific founder of Cadus and inventor of Cadus’s yeast–based drug discovery technology, has been Director of Research of Cadus since its inception. He is currently Chair of the Department of Biochemistry and Molecular Biology at Penn State University College of Medicine and Director of the Penn State Hershey Institute for Personalized Medicine. He is also Professor Emeritus of Molecular Biology at Princeton University, where from 1984 to 2012 he was Professor of Molecular Biology and where he served as Associate Chair and Associate Director of the Lewis Sigler Institute for Integrative Genomics. In 1984, Dr. Broach and his collaborators were the first ones to demonstrate that human genes could be successfully implanted into yeast cells. Dr. Broach was a member of the Scientific Advisory Board of the U.S. Food and Drug Administration from 2009 until 2012, a member of the Board of Trustees of the University of Medicine and Dentistry of New Jersey from 2007 until 2012 and a Commissioner on the New Jersey Commission for Cancer Research from 2004 until 2012. He received his Ph.D. in Biochemistry from University of California at Berkeley and his B.S. from Yale University. The Board of Directors has concluded that Dr. Broach should serve as a director of Cadus because of his role as the inventor of Cadus's yeast-based discovery technology and his continuing association and prominence in academic circles in the field of Molecular Biology.

Hunter C. Gary became a director of Cadus in February 2014 and President and Chief Executive Officer of Cadus in March 2014. He has served as Senior Vice President of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion) since November 2010. Prior to that time, Mr. Gary has been employed by Icahn Associates Corporation, an affiliate of Icahn Enterprises L.P., in various roles since June 2003, most recently as the Chief Operating Officer of Icahn Sourcing LLC. From 1997 to 2002, Mr. Gary worked at Kaufhof Warenhaus AG, a subsidiary of the Metro Group AG, most recently as a Managing Director. Mr. Gary has been a director of: Federal-Mogul Corporation, a supplier of automotive powertrain and safety components, since October 2012; Viskase Companies Inc., a meat casing company, since August 2012; PSC Metals Inc., a metal recycling company, since May 2012; XO Holdings, a competitive provider of telecom services, since September 2011; Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts, since March 2010; Tropicana Entertainment Cayman Holdings Co. Ltd. since January 2011; American Railcar Industries, Inc., a railcar manufacturing company, since January 2008; Voltari Corporation, a mobile data services provider, since October 2007; and WestPoint Home LLC, a home textiles manufacturer, since June 2007. Federal-Mogul, Viskase Companies, PSC Metals, XO Holdings, Tropicana Entertainment, American Railcar Industries and WestPoint Home each are indirectly controlled by Carl C. Icahn. Mr. Icahn also has a non-controlling interest in Voltari through the ownership of securities. Mr. Gary is married to Mr. Carl Icahn's wife's daughter. Mr. Gary received his B.S. with senior honors from Georgetown University as well as a certificate of executive development from Columbia Graduate School of Business. The Board of Directors has concluded that Mr. Gary should serve as a director of Cadus because of his business experience and familiarity with company operations, corporate finance and real estate generally and his experience as a director of various public companies.

Peter S. Liebert, M.D., became a director of Cadus in April 1995. Dr. Liebert has been a pediatric surgeon in private practice since 1968 and is Chief of Pediatric Surgery at the Stamford Hospital in Stamford, Connecticut. He is a past president of the Westchester Surgical Society. He is also a past president of the Westchester County Medical Society and is currently Chairman of its Finance Committee and a member of the Westchester County Board of Health. He is also Chairman of the Board of Rx Vitamins, Inc., a vitamins and supplements company. Dr. Liebert served as a director of ImClone Systems Incorporated, a biotechnology company, from October 2006 to November 2008. Dr. Liebert holds an M.D. from Harvard University Medical School and a B.A. from Princeton University. The Board of Directors has concluded that Dr. Liebert should serve as a director of Cadus because of his experience on the Board of Directors of Cadus and as a director of another public company.

Jack G. Wasserman has served as a director of Cadus since May 1996 and as the lead independent director of its Board of Directors since March 2014. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida, and the District of Columbia. From 1966 until 2001 he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm and its predecessors. Since September 2001 Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Since 1993 he has been a director of Icahn Enterprises G.P., Inc. (formerly American Property Investors, Inc.), the general partner of Icahn Enterprises L.P. (formerly American Real Estate Partners, L.P.). Mr. Carl C. Icahn controls Icahn Enterprises G.P. and its subsidiaries. Since Icahn Enterprises L.P. owns the Tropicana hotels and casinos, Mr. Wasserman has been licensed by the gaming regulators of the states of New Jersey, Nevada, Indiana, Louisiana and Mississippi. On March 11, 2004, Mr. Wasserman was appointed to the Board of Directors of Triarc Companies, Inc. and was elected to the Board in June 2004; in 2008 Triarc acquired Wendy’s Inc. and changed its name to Wendy’s/Arby’s Group Inc. which, in turn, became The Wendy's Company after its sale of Arby's in 2011. Mr. Wasserman is a member of Wendy’s audit and compensation committees and is chairman of its ERISA committee. Mr. Wasserman received a B.A. from Adelphi University, a J.D. from Georgetown University Law Center, and a Graduate Diploma from Johns Hopkins University School of Advanced International Studies in Bologna, Italy. In 2007 he received a professional Certificate in Financial Analysis from New York University’s School of Continuing and Professional Studies. The Board of Directors has concluded that Mr. Wasserman should serve as a director of Cadus because of his considerable experience as a lawyer and experience as a director of public companies.

David Blitz became Treasurer and Secretary of Cadus in May 2004. From May 2004 until March 2014, he also served as acting President and Chief Executive Officer of Cadus. Mr. Blitz, a certified public accountant, is a retired partner of Deloitte & Touche and has been employed by Joel Popkin & Co., P.C. since January 1990. Mr. Blitz, as an employee of Joel Popkin & Co., P.C., has been performing Cadus Corporation's internal accounting since March 2000. He earned his B.A. in Economics from Brooklyn College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Cadus’s directors and executive officers, and persons who own more than ten percent of a registered class of Cadus’s equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock of Cadus. Reporting persons are required by SEC regulation to furnish the Company with copies of all such filed reports. To Cadus’s knowledge, based solely on a review of copies of such filed reports furnished to Cadus, all of Cadus’s directors, officers and greater than ten percent beneficial owners made all required filings with the SEC during fiscal year 2013 in a timely manner.

Code of Ethics

Cadus has not adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions due to the fact that in recent years it has had limited operations and only one officer. With the appointment of a second officer in March 2014 and prospects for increasing operations, Cadus anticipates that it will consider the adoption of a code of ethics.

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

The Company does not have a separately-designated standing audit committee or a committee performing similar functions. The entire Board of Directors of the Company acts as the audit committee. The Board of Directors of the Company has determined that it does not have an "audit committee financial expert" as such term is defined in the rules adopted by the Securities and Exchange Commission requiring companies to disclose whether or not at least one member of the audit committee is an "audit committee financial expert." The Board of Directors believes that the collective technical, commercial and financial experience of its members, together with their knowledge of the Company, provides the Board with the ability to monitor and direct the goals of the Company and to protect the best interests of its shareholders and that, collectively, its members are fully qualified to monitor the performance of management, the public disclosures by the Company of its financial condition and performance, the Company's internal accounting operations and its independent auditors. In addition, the Board of Directors is authorized to engage independent financial consultants, auditors and counsel whenever it believes it is necessary and appropriate to do so.

Board Leadership Structure and Role in Risk Oversight

The structure of our Board of Directors does not include a chairman, but does include a lead independent director who, in consultation with the chief executor officer, prepares the agendas for meetings of the Board of Directors, presides at meetings of the Board of Directors, is apprised of inquiries from shareholders and, when necessary and appropriate, is involved in responding to any such inquiries. The lead independent director may also request that certain documents be sent to all other directors, and is responsible for signing engagement letters for accountants, auditors, legal counsel, and such other persons as the Company or the Board of Directors may engage.

The Board of Directors takes an active role in risk oversight related to the Company and, due to the current limited nature of the Company's operations, much of this role has been in overseeing the protection of the Company's intellectual property and the development and implementation of cash management policies.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus in all capacities for the fiscal years ended December 31, 2013 and 2012, by (i) all individuals serving as Cadus’s principal executive officer or principal financial officer, or acting in a similar capacity, (ii) the three most highly compensated executive officers other than the executive officers in clause (i), who were serving as executive officers at the end of such fiscal year and (iii) up to two additional most highly compensated executive officers who would have otherwise been included in clause (ii) but for the fact that they were not serving as executive officers at the end of such fiscal year (collectively, the “Named Executive Officers”):

Summary Compensation Table For 2013 and 2012 Fiscal Years

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

David Blitz (1)	2013	$25,000	--	--	$25,000
President and Chief Executive	2012	$25,000	--	--	$25,000
Officer

___________________
(1)	Mr. David Blitz had served as the Company’s acting President and Chief Executive Officer, Treasurer and Secretary from May 2004 until March 2014 at the rate of $25,000 per annum. From March 2014, when Hunter C. Gary was appointed President and Chief Executive Officer of the Company, Mr. Blitz has continued to serve as the Company’s Treasurer and Secretary at the rate of $25,000 per annum.

Grants of Plan Based Awards

There were no grants by Cadus of awards to Named Executive Officers during the fiscal year ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

No Named Executive Officer had any outstanding Cadus equity awards as of December 31, 2013.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2013, no Named Executive Officer exercised any stock option, stock appreciation right or similar instrument and no Cadus stock (including any restricted stock, restricted stock unit or similar instrument) vested for any Named Executive Officer.

Director Compensation

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus by its directors in all capacities for the fiscal year ended December 31, 2013:

Director Compensation Table For 2013 Fiscal Year

Name	Fees Earned or Paid in Cash ($) (1)	All Other Compensation ($)	Total ($)

James R. Broach	$3,000	$12,000 (2)	$15,000
Brett Icahn	$3,000	--	$3,000
Peter S. Liebert	$3,000	--	$3,000
Jack G. Wasserman	$3,514	--	$3,514

___________________

(1)	In 2013, each non-employee director receives $3,000 in annual compensation, payable quarterly in arrears. Jack G. Wasserman received an additional $514 in connection with his preparation for and attendance at the Annual Meeting of Stockholders on December 2, 2013. For 2014, non-employee director annual compensation has been increased to $6,000, with $1,500 in additional annual compensation to be paid to the lead independent director.

(2)	James R. Broach provides consulting services to the Company for patent and license related matters, for which he was paid $12,000 in the fiscal year ended December 31, 2013.

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

As of March 1, 2014, there were no outstanding stock options granted under the 1996 Incentive Plan.

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

Compensation Discussion and Analysis

Introduction

The Compensation Committee of the Board of Directors of Cadus is responsible for determining and administering the Company’s compensation policies for the remuneration of Cadus’s officers. The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective. In 2013, Cadus had no officers other than its acting Chief Executive Officer who served in a consultative capacity at the rate of $25,000 per annum for the interim period during which the Company continued its search for a new Chief Executive Officer. Accordingly, the following report of the Compensation Committee is not entirely applicable to calendar year 2013 but is presented for an historical perspective.

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

Compensation of the Chief Executive Officer

The philosophy, factors and criteria of the Compensation Committee generally applicable to the Company’s officers have historically been applicable to the Chief Executive Officer. However, the Company’s acting President and Chief Executive Officer in 2013, David Blitz, served on a consultative basis at the rate of $25,000 per annum for the interim period during which the Company continued its search for a new Chief Executive Officer. In March 2014, David Blitz resigned as President and Chief Executive Officer, and the Company’s Board of Directors appointed Hunter C. Gary, 39, a director of the Company, as the Company's President and Chief Executive Officer with a salary of $200,000 per annum. According to Mr. Gary’s employment agreement with the Company, any bonus to Mr. Gary will be determined from time to time by the Company’s Board of Directors in its sole discretion. Mr. Gary has not received any equity-based compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 1, 2014 with respect to (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. All information is based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to the Company.

Name and Address of Beneficial Owner (1)	Number of Shares Amount and Nature of Beneficial Ownership		Percentage of Common Stock Owned(2)
Carl C. Icahn 767 Fifth Avenue New York, New York 10153	5,260,838	(3)	40.03%
Don C. Whitaker 3 Palmbrook Lane Henderson, Nevada 89052	1,195,000	(4)	9.09%
James R. Broach	--		*
Hunter C. Gary	--		*
Brett Icahn	--		*
Peter S. Liebert, M.D.	8,834		*
Jack G. Wasserman	--		*
David Blitz c/o Joel Popkin & Company, P.C. 1430 Broadway (Suite 1805) New York, NY 10018	--		*
All executive officers and directors as a group (5 persons)	8,834		0.06%

_____________________

* Less than one percent

(1)	Except as otherwise indicated above, the address of each stockholder identified above is c/o the Company, 767 Fifth Avenue, New York, NY 10153. Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2)	Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 1], 2014, that may be exercised within 60 days after such date for purposes of computing the percentage of Common Stock owned by such person, but not for purposes of computing the percentage of Common Stock owned by any other person. None of the persons listed above held options as of March 1, 2014.

(3)	Based on the most recent filings of SEC Form 4 by the reporting party. Includes 2,258,790 shares of Common Stock held by High River Limited Partnership and 1,899,622 shares of Common Stock held by Barberry Corp. Mr. Carl Icahn is the sole shareholder of Barberry Corp. and Barberry Corp. is the sole member of Hopper Investments L.L.C. which is the general partner of High River Limited Partnership. Mr. Carl Icahn is the father of Mr. Brett Icahn, a director of Cadus prior to his resignation on February 5, 2014. He is also married to Mr. Hunter C. Gary’s mother-in-law. Mr. Gary became a director of Cadus on February 6, 2014 and President and Chief Executive Officer of the Cadus on March 5, 2014.

(4)	Based on the most recent filing of SEC Schedule 13D by the reporting party.

Equity Compensation Plan Information.

The following table sets forth certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of Cadus were authorized for issuance as of December 31, 2013:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2013, except for transactions in respect of the brokerage services of Bayswater Brokerage Florida LLC as described below, the Company has not been a participant in any transaction with a “related person” (as defined in Item 404 of Regulation S-K) where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, nor is any such transaction currently proposed. The Company recognizes that related person transactions can present potential or actual conflicts of interest. Accordingly, if a proposed transaction appears to or does involve a related person, and the amount involved exceeds $60,000, the transaction must be presented to the Board of Directors for its review and approval or ratification. The Board of Directors may retain and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction. Related party transactions where the amount involved does not exceed $60,000 do not require formal Board of Directors approval, but must be disclosed to the Board of Directors. The foregoing procedures are designed to ensure that transactions with related persons are fair to the Company and in the Company’s best interests.

Bayswater Brokerage Florida LLC (“Bayswater”) is providing brokerage services to the Company on a non-exclusive basis. Carl C. Icahn, a major beneficial shareholder of Cadus, is also indirectly the principal shareholder of Bayswater; Jack Wasserman, a director and the lead independent director of Cadus is a director of Bayswater’s indirect parent; and Hunter C. Gary, a director and President and Chief Executive Officer of Cadus, is a senior vice president of Bayswater’s indirect parent and Vice President, Secretary and Treasurer of Bayswater. Barberry Corp., of which Carl Icahn is the sole shareholder, is a significant shareholder of Cadus. Pursuant to an agreement between Barberry Corp. and Cadus, to the extent Bayswater receives any compensation for such brokerage services, Barberry Corp. will make capital contributions to Cadus for the full amount of any such compensation received by Bayswater. Barberry Corp. will not be issued stock of the Company or any other consideration in connection with any such capital contributions. In connection with two closings for the acquisition of residential properties on February 4, 2014, Bayswater received an aggregate of $135,876 in respect of brokerage services provided to Cadus, and capital contributions for this amount were made to Cadus by Barberry Corp. In connection with a closing for the acquisition of a residential property on March 11, 2014, Bayswater received $27,000 in respect of brokerage services provided to Cadus, and capital contributions for this amount were made to Cadus by Barberry Corp.

James Broach provides consulting services to the Company for patent and license related matters for which he was paid $12,000 in each of calendar years 2013 and 2012.

In May 2004, the Board of Directors appointed David Blitz the acting President, Chief Executive Officer, Treasurer and Secretary of the Company at the rate of $25,000 per annum for the interim period during which the Company continued its search for a new Chief Executive Officer. In 2013, the Company paid $25,000 to Mr. Blitz in such capacities. From March 2014, when Hunter C. Gary was appointed President and Chief Executive Officer of the Company, Mr. Blitz has continued to serve as the Company’s Treasurer and Secretary at the rate of $25,000 per annum. Mr. Blitz remains an employee of Joel Popkin & Co., P.C., in which capacity he will continue to perform the Company’s internal accounting as he has done since March 2000. The Company paid Joel Popkin & Co. $47,080 for such accounting services and $4,500 for tax preparation services performed in 2013 and currently anticipates that it will pay similar amounts for such services in 2014.

Cadus has the following directors: James R. Broach, Hunter C. Gary, Peter S. Liebert and Jack G. Wasserman, who is also the lead independent director. Each of the directors, other than Hunter C. Gary, meets the standards for independence set forth in the Nasdaq Listing Rules. The entire Board of Directors of the Company acts as the audit committee. Each of the directors, except for James R. Broach and Hunter C. Gary, meets the standards for independence for audit committee members set forth in the Nasdaq Listing Rules.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees incurred by the Company for the services of its principal accountants in 2013 and 2012:

	2013	2012
Audit Fees	$36,522	$35,500
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$16,319 (1)

____________________
(1)	Fees incurred in connection with the Company’s abandoned acquisitions.

Audit fees consist of services rendered to the Company for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s quarterly financial statements and related services.

The Company’s policy is that, before accountants are engaged by the Company to render audit or non-audit services, the engagement is approved by Cadus’s Board of Directors. Cadus’s Board of Directors approved Holtz Rubenstein Reminick LLP’s (and following its merger into Baker Tilly Virchow Krause, LLP, Baker Tilly Virchow Krause, LLP’s) engagement as the Company’s independent auditors for the fiscal year ending December 31, 2013 before Holtz Rubenstein Reminick LLP (and following its merger into Baker Tilly Virchow Krause, LLP, Baker Tilly Virchow Krause, LLP) was so engaged. All of the 2013 services described above were approved by the Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)	Documents Filed as Part of this Annual Report on Form 10-K

(a)	Financial Statements	Page

	Index to Financial Statements	F-1
Report of Independent Registered Public Accounting
	Firm: Baker Tilly Virchow Krause, LLP	F-2
Consolidated Financial Statements:
	Consolidated Balance Sheets	F-3
	Consolidated Statements of Operations	F-4
	Consolidated Statements of Stockholders’ Equity	F-5
	Consolidated Statements of Cash Flows	F-6
	Notes to Consolidated Financial Statements	F-7

(b)	Financial Statement Schedules

There are no financial statement schedules filed as part of this annual report since the required information is included in the consolidated financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

(c)	Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this annual report.

Exhibit No.	Description of Document

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cadus Pharmaceutical Corporation ("Cadus"), as filed with the Secretary of State of Delaware on June 20, 2003, and Amended and Restated Certificate of Incorporation of Cadus, as filed with the Secretary of State of Delaware on July 22, 1996 (incorporated by reference to Exhibit 3.1 of Cadus’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003).

3.2	By-laws of Cadus (incorporated by reference to Exhibit 3.4 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

4.1	Specimen of Common Stock Certificate of Cadus (incorporated by reference to Exhibit 4.1 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

4.2	Cadus Pharmaceutical Corporation 1996 Incentive Plan Cadus (incorporated by reference to Exhibit 10.3 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

4.3	Amendment to Cadus Pharmaceutical Corporation 1996 Incentive Plan (incorporated by reference to Exhibit 4.2.1 of Cadus’s Registration Statement on Form S-8 (Registration No. 333-21871), filed with the Securities and Exchange Commission on February 14, 1997).

4.4	Form of Incentive Stock Option Agreement utilized in connection with issuances of stock options under the Cadus Pharmaceutical Corporation 1996 Incentive Plan (incorporated by reference to Exhibit 4.2.2 of Cadus’s Registration Statement on Form S-8 (Registration No. 333-21871), filed with the Securities and Exchange Commission on February 14, 1997).

10.1	Form of Indemnification Agreement entered into between Cadus and its directors and officers (incorporated by reference to Exhibit 10.1 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

10.2	Form of Agreement Regarding Assignment of Inventions, Confidentiality and Non-Competition (incorporated by reference to Exhibit 10.4 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

10.3	Research Collaboration and License Agreement, dated as of July 26, 1994, between Cadus and Bristol-Myers (incorporated by reference to Exhibit 10.10 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

10.4	Screening and Option Agreement, dated as of July 26, 1994, between Cadus and Bristol-Myers (incorporated by reference to Exhibit 10.11 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

10.5	Research Collaboration and License Agreement, dated as of November 1, 1995 between Cadus and Solvay Pharmaceuticals B.V. (incorporated by reference to Exhibit 10.12 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

10.6	Consulting Agreement between Cadus and James R. Broach, dated February 1, 1994 (incorporated by reference to Exhibit 10.18 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

10.7	Amended and Restated License Agreement between Cadus and Duke University, dated May 10, 1994 (incorporated by reference to Exhibit 10.19 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

10.8	Research Collaboration and License Agreement among Cadus, SmithKline Beecham Corporation and SmithKline Beecham p.l.c., dated as of February 25, 1997 (incorporated by reference to Exhibit 10.1 of Cadus’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 1997).

10.9	Asset Purchase Agreement, dated as of July 30, 1999, between Cadus and OSI Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.28 of Cadus’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 1999) (Schedules to the Asset Purchase Agreement have been intentionally omitted. Cadus hereby undertakes to furnish supplementally to the Securities and Exchange Commission upon request a copy of the omitted schedules.).

10.10	Yeast Technology License Agreement, dated as of February 15, 2000, between Cadus and OSI Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.29 of Cadus’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000) (Exhibits to the Yeast Technology Agreement have been intentionally omitted. Cadus hereby undertakes to furnish supplementally to the Securities and Exchange Commission upon request a copy of the omitted exhibits.).

10.11	AS IS” Residential Contract for Sale and Purchase, effective December 19, 2013, with MB 2013 LLC, as buyer, as amended (incorporated by reference to Exhibit 10.11 of Cadus’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2014).

10.12	Letter Agreement, effective as of February 4, 2014, between Barberry Corp. and Cadus (incorporated by reference to Exhibit 10.12 of Cadus’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2014).

10.13	Employment Agreement, dated March 5, 2014, between Cadus and Hunter C. Gary (incorporated by reference to Exhibit 10.1 of Cadus’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2014).

21	List of Subsidiaries of Cadus Corporation (incorporated by reference to Exhibit 21 of Cadus’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2014).

23	Consent of Baker Tilly Virchow Krause, LLP.*

24	Power of Attorney (filed as part of the signature page to this Report).*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

_________________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADUS CORPORATION

By:	/s/ Hunter C. Gary
Hunter C. Gary, President and Chief Executive Officer

Date: March 18, 2014

Each person whose signature appears below constitutes and appoints Hunter C. Gary and Jack G. Wasserman, or either of them, each with the power of substitution, his true and lawful attorney-in-fact to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute, may do or choose to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Hunter C. Gary	President and Chief Executive Officer,	March 18, 2014
Hunter C. Gary	and Director (Principal Executive Officer)

/s/ David Blitz	Treasurer and Secretary	March 18, 2014
David Blitz	(Principal Financial Officer and Principal
Accounting Officer)

/s/ James R. Broach	Director	March 18, 2014
James R. Broach

/s/ Peter S. Liebert	Director	March 18, 2014
Peter S. Liebert

/s/ Jack G. Wasserman	Director	March 18, 2014
Jack G. Wasserman

CADUS CORPORATION AND SUBSIDIARY

INDEX

Page No.

Report of Independent Registered Public Accounting Firm:
Baker Tilly Virchow Krause, LLP	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets - December 31, 2013 and 2012	F-3

Consolidated Statements of Operations - For the years ended
December 31, 2013 and 2012	F-4

Consolidated Statements of Stockholders' Equity -
for the years ended December 31, 2013 and 2012	F-5

Consolidated Statements of Cash Flows - For the years ended
December 31, 2013 and 2012	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cadus Corporation

New York, New York

We have audited the accompanying consolidated balance sheets of Cadus Corporation and Subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cadus Corporation and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/BAKER TILLY VIRCHOW KRAUSE, LLP

New York, New York

March 18, 2014

CADUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2013	2012

Current assets:
Cash and cash equivalents	$22,134,451	$22,676,668
Cash - escrow	110,000	-
Interest receivable	172	330
Prepaid and other current assets	7,090	6,040
Total current assets	22,251,713	22,683,038

Investment in other ventures	193,457	193,812

Patents, net	32,236	118,669
	$22,477,406	$22,995,519
Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$60,610	$91,017
Total current liabilities	60,610	91,017

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value. Authorized 35,000,000
shares at December 31, 2013 and 2012; issued 13,285,707
shares at December 31, 2013 and 2012; outstanding
13,144,040 shares at December 31, 2013 and 2012	132,857	132,857
Additional paid-in capital	59,847,443	59,847,443
Accumulated deficit	(37,263,429)	(36,775,723)
Treasury stock - at cost	(300,075)	(300,075)
Total stockholders' equity	22,416,796	22,904,502

Total liabilities and stockholders' equity	$22,477,406	$22,995,519

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012

Total revenues	$-	$-

Costs and expenses
General and administrative	340,430	358,175
Amortization of patent costs	86,433	86,433
Abandoned asset acquisition costs	-	389,106
Start-up real estate costs	23,442	-
Loss from equity in other ventures	355	213
Total costs and expenses	450,660	833,927

Operating (loss)	(450,660)	(833,927)

Other income
Interest income	2,678	3,049
Total other income	2,678	3,049

(Loss) before income tax provision	(447,982)	(830,878)

Provision for franchise and income taxes	39,724	39,593

Net (loss)	$(487,706)	$(870,471)

Basic and diluted net (loss) per share	$(0.04)	$(0.07)

Weighted average shares of common stock outstanding
- basic and diluted	13,144,040	13,144,040

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance at December 31, 2011	13,285,707	$132,857	$59,847,443	$(35,905,252)	(141,667)	$(300,075)	$23,774,973

Net loss for the year ended
December 31, 2012	-	-	-	(870,471)	-	-	(870,471)

Balance at December 31, 2012	13,285,707	132,857	59,847,443	(36,775,723)	(141,667)	(300,075)	22,904,502

Net loss for the year ended
December 31, 2013	-	-	-	(487,706)	-	-	(487,706)

Balance at December 31, 2013	13,285,707	$132,857	$59,847,443	$(37,263,429)	(141,667)	$(300,075)	$22,416,796

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012

Cash flows from operating activities:

Net loss	$(487,706)	$(870,471)
Adjustments to reconcile net loss to net cash (used in) operating activities
Amortization of patent costs	86,433	86,433
Loss from equity in other ventures	355	213
Changes in assets and liabilities:
(Increase) decrease in prepaid and other current assets	(1,050)	1,050
Increase in cash escrow	(110,000)	--
Decrease (increase) in interest receivable	158	(140)
(Decrease) increase in accrued expenses and other current liabilities	(30,407)	83,183

Net cash (used in) operating activities	(542,217)	(699,732)

Net (decrease) in cash and cash equivalents	(542,217)	(699,732)

Cash and cash equivalents - beginning of year	22,676,668	23,376,400

Cash and cash equivalents - end of year	$22,134,451	$22,676,668

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

The Company believes that there may be opportunities to profit from purchasing land and residential homes in areas of the United States where there may be increases in real estate value. In that connection in the fourth quarter of 2013 the company formed three new subsidiaries, Blivet LLC, MB 2013 LLC and Happy Dragon LLC, to explore such opportunities in Florida and incurred start-up costs of $23,442.

During 2012, the Company pursued certain acquisitions and incurred approximately $389,000 of costs prior to its decision to abandon its pursuit of the acquisitions.

In December 2001, Cadus organized a wholly owned subsidiary, Cadus Technologies, Inc. (the "Subsidiary"), and transferred its yeast-based drug discovery technologies to the Subsidiary.

(2)	Significant Accounting Policies

	(a)	Principles of Consolidation

The consolidated financial statements include the accounts of Cadus and its wholly owned subsidiaries, Cadus Technologies, Inc., Blivet LLC, MB 2013 LLC and Happy Dragon LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in two segments: (i) the purchase of homes and land for purposes of renovation or construction and resale and (ii) the licensing of novel yeast-based and other drug discovery technologies.

	(b)	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $20,169,373 at December 31, 2013 and $22,466,716 at December 31, 2012.

	(c)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. Concentration of credit risk with respect to cash and

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

(2)	Significant Accounting Policies (continued)

cash equivalents is limited, as the Company’s cash and cash equivalents are primarily with high quality financial institutions.

	(d)	Patents

Patents represent the costs of developing the patents of $1,439,820 that are amortized on a straight-line basis principally over seventeen years. At December 31, 2013 and 2012 accumulated amortization is $1,407,584 and $1,321,151. Amortization expense amounted to approximately $86,000 for each of the years ended December 31, 2013 and 2012. The amortization for 2014 will be $32,236. The Company reviews the carrying value of its patents whenever events or changes in circumstances indicate that the historical cost carrying value of the patents may no longer be appropriate.

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

(f)	Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of dilutive common stock equivalents (stock options). There were no outstanding stock options for the two years ended December 31, 2013 and 2012.

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

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

(2)	Significant Accounting Policies (continued)

	(h)	Fair Value of Financial Instruments

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

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accounts payable approximates fair value. The fair value of the Company’s investments in a privately held company is not readily available. The Company believes the fair values of this investment in a privately held company approximated its respective carrying values at December 31, 2013 and 2012.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. From time to time, the cash balances exceed the Federal Depository Insurance Coverage Limit. At December 31, 2013, the cash balance was $22,134,451. The Company places its cash with high credit quality financial institutions.

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

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

(2)	Significant Accounting Policies (continued)

	(j)	Comprehensive Income

Comprehensive income is comprised of net (loss) income and other comprehensive (losses) income (or OCI). OCI includes certain changes in stockholders’ equity that are excluded from net (loss) income. Specifically, the Company includes in OCI changes in unrealized gains and losses on its available-for-sale securities. There was no comprehensive income for the years ended December 31, 2013 and December 31, 2012.

	(k)	Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

(3)	Investments in Other Ventures

In December 1996, Cadus issued a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which a shareholder of Cadus is the general partner. The principal amount and interest thereon was paid in December 1998. In addition, Cadus purchased for $160,660 in cash, a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly-owned by the shareholder. Laurel's purpose was to invest, directly or indirectly, in securities of biotechnology companies. Cadus is not required to make any additional investment in Laurel. As of and for the year ended December 31, 2013, Laurel’s assets and net loss totaled $314,787 and $398, respectively. The investment is accounted for under the equity method with the recognition of losses limited to Cadus's capital contributions. For the years ended December 31, 2013 and 2012, Cadus recognized a loss of $355 and $213, respectively, related to the investment. The Company’s investment in Laurel of $193,457 and $193,812 at December 31, 2013 and 2012, respectively, is reflected as investments in other ventures in the accompanying consolidated balance sheets.

(4)	Income Taxes

Deferred tax assets of approximately $9,912,000 at December 31, 2013 and $10,894,000 at 2012, respectively, relate principally to net operating loss carry-forwards of $19,341,000 and $18,909,000, research and development credit carry-forwards of $1,500,000 and $1,500,000 and equity losses on investments of $1,480,000 (of which $631,000 expired in 2013 and $849,000 in 2014) and $4,403,000 at December 31, 2013 and 2012, respectively. An offsetting valuation allowance has been established for the full amount of the deferred tax assets to reduce such assets to zero, as a result of the significant uncertainty regarding their ultimate realization. The aggregate valuation allowance decreased $982,000 in 2013 and decreased $3,199,000 in 2012.

The Company’s net operating loss carry-forwards and research and development credit carry-forwards noted above expire in various years from 2018 to 2033. The net operating loss carry-forwards and the research and development carry-forwards expire as follows:

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

(4) Income Taxes (continued)

Year	Net Operating Loss Carry-forward	Research and Development Credit Carry-forward

2018	$8,949,000	$935,000
2019	5,810,000	565,000
2020	275,000	-
2022	267,000	-
2023	514,000	-
2024-2033	3,526,000	-

The Company’s ability to utilize such net operating loss, research and development credit carry-forwards and equity losses on investments may be subject to certain limitations in the future due to ownership changes, if any, as defined by rules enacted with the Tax Reform Act of 1986. The Company’s tax provision for each year represents an amount for New York state tax on capital.

The Company follows the provision of FASB guidance for accounting for uncertainty in income taxes on January 1, 2007. The guidance requires the Company to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standards, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2013 and 2012, the Company had no material unrecognized tax benefits. As a result, no interest or penalties were accrued for unrecognized tax benefits during the years. The Company’s open tax years are 2010, 2011 and 2012.

(5)	Stock Options

Effective May 10, 1996, the 1993 Plan was replaced by the 1996 Incentive Plan ("the 1996 Plan") with respect to all future awards to Cadus' employees and consultants. The options granted under the 1996 Plan may be either incentive stock options or nonqualified options. In December 1996, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and such increase was approved by the stockholders of Cadus in June 1997. In December 1997, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased to 1,833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and approved by the stockholders of Cadus in June 1998. On December 31, 2013 1,745,388 shares of stock remained available for awards under the 1996 Plan.

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

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

(5)	Stock Options (continued)

Directors. The schedule prescribes the date or dates on which the options become exercisable in installments over a period of months or years.

There was no activity under the 1996 Plan for the years ending December 31, 2013 and 2012. The Company has no options outstanding during the years ended December 31, 2013 and 2012.

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	December 31
	2013	2012

Accrued professional fees	$60,610	$91,017

(7)	Related Party Transactions

James Broach, a member of Cadus’ Board of Directors, provides consulting services to the Company for patent and license related matters, for which he was paid $12,000 and $12,000 in calendar years 2013 and 2012, respectively. These consulting services were recorded as a component of general and administrative expenses during each of the respective periods. No amounts were included in accrued expenses as of December 31, 2013 and 2012.

In May 2004, the Board of Directors appointed David Blitz the acting Chief Executive Officer of the Company at the rate of $25,000 per annum for the interim period during which the Company is continuing its search for a new Chief Executive Officer. In 2013 and 2012, the Company paid $25,000 and $25,000, respectively, to Mr. Blitz in such capacity. Since March 2014, when Hunter C. Gary was appointed President and Chief Executive Officer of the Company, Mr. Blitz has continued to serve as the Company’s Treasurer and Secretary at the rate of $25,000 per annum. Mr. Blitz remains an employee of Joel Popkin & Co. P.C., in which capacity he has performed the Company’s internal accounting since March 2000. The Company paid Joel Popkin & Co., $47,080 and $50,377 for such accounting services in 2013 and 2012, respectively, and $4,500 and $5,000 in 2013 and 2012, respectively, for tax preparation services.

(8)	Commitments and Contingencies

Lease Commitments

Cadus currently leases storage space on a month-to-month basis. Rent expense for the years ended December 31, 2013 and 2012 amounted to $12,600 and $12,600, respectively.

(9)	Abandoned Acquisition Costs

In 2012, the Company incurred legal, consulting and accounting expenses of $389,106 in connection with three potential acquisitions that were not consummated.

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

(10)	Real Estate Operations

In the fourth quarter of 2013, the Company began to seek to purchase individual homes or individual residential lots for purposes of renovation or construction and resale. The Company currently intends to concentrate its real estate operations in Florida through its wholly-owned subsidiaries. The Company bought two residential properties in the state on February 4, 2014 for an aggregate of $5,650,000 and an additional property there on March 11, 2014 for $1,200,000.

