Form 10-Q
period 2014-03-31
CADUS CORP
filed 2014-05-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0-28674

CADUS CORPORATION

(Exact Name of Registrant as Specified on its Charter)

Delaware	13-3660391
(State of Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

767 Fifth Avenue, New York, New York	10153
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(212) 702-4300

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

Yes ☐    No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of April 30, 2014 was 13,144,040.

CADUS CORPORATION

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of our plans, strategies and objectives for our future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words. Although Cadus Corporation (the “Company”) believes that the expectations reflected in our forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to the Company's ability to acquire residential homes or land for renovation or construction and resale, the Company’s ability to engage contractors to perform such renovation and construction, the Company’s ability to sell such renovated or new homes at a profit, the Company's ability to acquire or invest in other businesses or assets, the Company's capital needs and uncertainty of future funding, as well as other risks and uncertainties discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2013. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,619,861	$22,134,451
Cash - escrow	1,084,500	110,000
Interest receivable	92	172
Prepaid and other current assets	44,552	7,090
Real estate held for sale	10,640,879	-

Total current assets	22,389,884	22,251,713

Investment in other ventures	193,331	193,457
Patents, net	10,628	32,236
Deferred offering costs	167,960	-
Total assets	$22,761,803	$22,477,406

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$447,588	$60,610
Total current liabilities	447,588	60,610

Commitments

Stockholders’ equity:
Common stock	132,857	132,857
Additional paid-in capital	60,115,969	59,847,443
Accumulated deficit	(37,634,536)	(37,263,429)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	22,314,215	22,416,796
Total liabilities and stockholders’ equity	$22,761,803	$22,477,406

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Total revenues	$-0-	$-0-
Costs and expenses:
General and administrative expenses	253,970	118,377
Real estate expenses	95,747	-
Amortization of patent costs	21,608	21,608
Loss from equity in other ventures	126	126
Total costs and expenses	371,451	140,111
Operating loss	(371,451)	(140,111)
Other income:
Interest income	344	556
Loss before provision for income taxes	(371,107)	(139,555)
Provision for income taxes	-	-
Net loss	$(371,107)	$(139,555)
Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.03)	$(0.01)
Weighted average shares of common stock outstanding – basic and diluted	13,144,040	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(371,107)	$(139,555)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of patent costs	21,608	21,608
Loss from equity in other ventures	126	126
Changes in assets and liabilities:
Increase in prepaid and other current assets	(37,382)	(10,924)
Increase in escrow deposits	(974,500)	-
Increase in real estate held for sale	(10,640,879)	-
Increase (decrease) in accrued expenses and other current liabilities	246,442	(78,660)
Net cash used in operating activities	(11,755,692)	(207,405)
Financing activities:
Capital contributed by shareholder	268,526	-
Deferred stock registration costs	(27,424)	-
Net cash provided by financing activities	241,102	-
Net decrease in cash and cash equivalents	(11,514,590)	(207,405)
Cash and cash equivalents - beginning of period	22,134,451	22,676,668
Cash and cash equivalents - end of period	$10,619,861	$22,469,263

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 1	Organization and Basis of Preparation

The information presented as of March 31, 2014 and for the three month period then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2013 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2013.

In connection with the Company’s program for the purchase of individual homes or residential lots for purposes of renovation or construction and resale, in the fourth quarter of 2013, the Company formed three new subsidiaries, Blivet LLC, MB 2013 LLC and Happy Dragon LLC, to explore opportunities in Florida.

The consolidated financial statements include the accounts of Cadus and its wholly owned subsidiaries, Cadus Technologies, Inc., Blivet LLC, MB 2013 LLC and Happy Dragon LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company currently operates in one segment: the purchase of homes and land for purposes of renovation or construction and resale. It may also continue to maintain and seek to license or sell its drug discovery technologies, but this is no longer a focus of the Company’s business plan.

The results of operations for the three month period ended March 31, 2014 is not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Note - 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $8,169,796 at March 31, 2014 and there were cash equivalents of $20,169,373 at December 31, 2013.

Note - 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options). There were no outstanding stock options for the three months ended March 31, 2014 and 2013.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 4	Fair Value of Financial Instruments

The Company follows the FASB accounting guidance for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a framework for measuring fair value and expands disclosures about fair value measurements. The valuation techniques required are based upon observable and unobservable inputs. Observable input reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

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

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accrued expenses approximate fair value. The fair value of the Company’s investment in a privately held company is not readily available. The Company believes the fair value of this investment in a privately held company approximated its carrying value at March 31, 2014 and December 31, 2013.

Note - 5	Real Estate Operations

At March 31, 2014, in connection with the Company’s program to purchase residential properties for purposes of renovation or construction and resale, the Company had purchased for an aggregate of $10,640,879, and continued to own through an indirect wholly-owned subsidiary, five residential properties in Florida. As of May 14, 2014, the Company had purchased four additional properties for an aggregate cost of approximately $10,235,000.

The company incurred $95,747 of operating and legal expenses in connection with properties acquired and negotiations for properties that were not acquired.

The cost of residential property includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing and constructing a property are capitalized and classified as real estate held for sale in the consolidated balance sheets. Capitalized development costs include interest, property taxes, insurance, and other direct project costs incurred during the period of development.

Real estate held for sale is recorded at cost. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. The Company did not have such write down during the quarter ended March 31, 2014.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 6	Related Party Transactions

Bayswater Brokerage Florida LLC (“Bayswater”) provides brokerage services to the Company on a non-exclusive basis. Carl C. Icahn, a major beneficial shareholder of the Cadus, is also indirectly the principal shareholder of Bayswater. Barberry Corp., of which Carl Icahn is the sole shareholder, is a significant shareholder of Cadus. Pursuant to an agreement between Barberry Corp. and Cadus, to the extent Bayswater receives any compensation for such brokerage services, Barberry Corp. will make capital contributions to Cadus for the full amount thereof. Barberry Corp. is not issued stock or given other consideration in connection with such capital contributions. The amount contributed by Barberry Corp. through March 31, 2014 pursuant to this arrangement is $268,526. As of May 14, 2014, an additional $247,375 was contributed by Barberry Corp. pursuant to this arrangement.

Note - 7	Stock Subscription Rights

The Company is currently conducting a rights offering, pursuant to which it is distributing to the holders of its common stock, based upon an April 28, 2014 record date, non-transferable subscription rights to purchase up to 13,144,040 shares of its common stock at $1.53 per share. The Company’s registration statement on Form S-1 became effective April 29, 2014 and the subscription rights may be exercised on or prior to a May 29, 2014 expiration date.

Note - 8	Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was incorporated in 1992 and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, the Company sold its drug discovery assets and ceased its internal drug discovery operations and research efforts for collaborative partners. Subsequent to the sale of its drug discovery assets, the Company had continued to license, and seek to license, its technologies. It also sought to use all or a portion of its available cash, and where appropriate, seek additional debt or equity financing, to acquire or invest in one or more companies or other assets. Cadus has received no revenues from the licensing of its technologies since 2010, and has not entered into a new license for its technologies since 2000. Cadus may continue to maintain and seek to license or sell its drug discovery technologies, but this will no longer be a focus of Cadus’ business plan.

The Company is currently seeking opportunities to profit from purchasing land and residential homes for construction or renovation and resale in the state of Florida. In addition, Cadus will continue to consider other acquisitions or investments in various industries.

At March 31, 2014, the Company had an accumulated deficit of approximately $37.6 million. The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to profit from its real estate operations.

Results of Operations

Three Month Ended March 31, 2014 and 2013.

Revenues

There were no revenues for the three months ended March 31, 2014 and for the three months ended March 31, 2013.

Costs and Expenses

General and administrative expenses increased to $253,970 for the three months ended March 31, 2014 from $118,377 for the same period in 2013. Legal expenses increased by $117,795 primarily due to filings with the Securities and Exchange Commission in connection with the Company’s ceasing to be a shell company, stockholder relations increased by $8,014, payroll and payroll taxes for the new president was $17,941, offset by net decreases of $8,157.

Real estate expenses for the three months ended March 31, 2014 were $95,747 of operating and legal expenses in connection with properties acquired and negotiations for properties that were not acquired. The Company acquired five residential properties in Florida for an aggregate cost of $10,640,879.

For the three months ended March 31, 2014 and 2013, the Company recognized a loss of $126 in its investment in Laurel Partners Limited Partnership.

Interest Income

Interest income for the three months ended March 31, 2014 was $344 compared to interest income of $556 for the same period in 2013. This decrease is attributable primarily to a decrease in funds being invested.

Net (Loss)

Net loss for the three months ended March 31, 2014 was $371,107 compared to a net loss of $139,555 for the same period in 2013. The increase in net loss can be principally attributed to a increase in general and administrative expenses of $135,593 and an increase in real estate expenses of $95,747 and a decrease in interest income of $212.

Liquidity and Capital Resources

At March 31, 2014, the Company held cash and cash equivalents of $10.6 million. The Company's working capital at March 31, 2014 was $21.9 million.

The Company is currently seeking to raise capital through a rights offering. Depending on the availability of transactions acceptable to the Company in connection with its real estate activities, all or a portion of the Company’s available cash may be utilized, and the Company may seek debt or additional equity financing. The Company’s capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company’s efforts to acquire, renovate, construct and sell residential properties. There can be no assurance that the Company will raise sufficient capital on a timely basis or on satisfactory terms or at all to meet such capital requirements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information under this item.

Item 4.	CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-Q, the Company’s President and Chief Executive Officer and the Company’s Treasurer (who performs functions similar to those of a principal financial officer), concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective. In addition, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A.            Risk Factors.

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2013 as filed with the Securities and Exchange Commission on March 30, 2014.

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

CADUS CORPORATION
(Registrant)

Dated: May 14, 2014	By:	/s/ Hunter C. Gary
Hunter C. Gary
President and Chief Executive Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

