Form 10-Q
period 2014-06-30
CADUS CORP
filed 2014-08-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of July 31, 2014 was 26,288,080.

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$20,632,900	$22,134,451
Cash – escrow	577,653	110,000
Interest receivable	-	172
Prepaid and other current assets	40,527	7,090
Real estate held for sale	20,883,351	-
Total current assets	42,134,431	22,251,713
Investment in other ventures	193,084	193,457
Patents, net	1	32,236
Total assets	$42,327,516	$22,477,406

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$115,565	$60,610
Total current liabilities	115,565	60,610
Commitments
Stockholders’ equity:
Common stock	264,297	132,857
Additional paid-in capital	80,078,992	59,847,443
Accumulated deficit	(37,831,263)	(37,263,429)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	42,211,951	22,416,796
Total liabilities and stockholders’ equity	$42,327,516	$22,477,406

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)

Total revenues	$-0-	$-0-
Costs and expenses:
General and administrative expenses	110,894	82,248
Real estate expenses	78,440	-
Amortization of patent costs	10,627	21,608
Loss from equity in other ventures	247	248
Total costs and expenses	200,208	104,104
Operating loss	(200,208)	(104,108)
Other income:
Interest income	3,481	730
Loss before provision for income taxes	(196,727)	(103,374)
Provision for income taxes	-	-
Net loss	$(196,727)	$(103,374)
Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.01)	$(0.01)
Weighted average shares of common stock outstanding – basic and diluted	16,795,162	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)

Total revenues	$-0-	$-0-
Costs and expenses:
General and administrative expenses	364,864	200,625
Real estate expenses	174,187	-
Amortization of patent costs	32,235	43,216
Loss from equity in other ventures	373	374
Total costs and expenses	571,659	244,215
Operating loss	(571,659)	(244,215)
Other income:
Interest income	3,825	1,286
Loss before provision for income taxes	(567,834)	(242,929)
Provision for income taxes	-	-
Net loss	$(567,834)	$(242,929)
Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.04)	$(0.02)
Weighted average shares of common stock outstanding – basic and diluted	14,969,601	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(567,834)	$(242,929)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization of patent costs	32,235	43,216
Loss from equity in other ventures	373	374
Changes in assets and liabilities:
Increase in prepaid and other current assets	(33,265)	(21,418)
Increase (decrease) in accrued expenses and other current liabilities	54,955	(76,979)
Increase in escrow deposits	(467,653)	-
Increase in real estate held for sale	(20,883,351)	-
Net cash used in operating activities	(21,864,540)	(297,736)
Financing activities:
Capital contributed by shareholder	515,900	-
Sale of common stock less registration costs	19,847,089	-
Net cash provided by financing activities	20,362,989	-
Net (decrease) in cash and cash equivalents	(1,501,551)	(297,736)
Cash and cash equivalents - beginning of period	22,134,451	22,676,668
Cash and cash equivalents - end of period	$20,632,900	$22,378,932

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 1	Organization and Basis of Preparation

The information presented as of June 30, 2014 and for the three and six month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2013 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2013.

In connection with the Company’s program for the purchase of individual homes or residential lots for purposes of renovation or construction and resale, in the fourth quarter of 2013, the Company formed three new subsidiaries, Blivet LLC, MB 2013 LLC and Happy Dragon LLC.

The consolidated financial statements include the accounts of Cadus and its wholly owned subsidiaries, Cadus Technologies, Inc., Blivet LLC, MB 2013 LLC and Happy Dragon LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company currently operates in one segment, the purchase of homes and land for purposes of renovation or construction and resale. It may also continue to maintain and seek to license or sell its drug discovery technologies, but this is no longer a focus of the Company’s business plan.

The results of operations for the six month period ended June 30, 2014 is not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Note - 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $19,813,814 at June 30, 2014 and there were cash equivalents of $20,169,373 at December 31, 2013.

Note - 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding. Diluted earnings per share are calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options). There were no outstanding stock options for the six months ended June 30, 2014 and 2013.

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

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accrued expenses approximate fair value. The fair value of the Company’s investment in a privately held company is not readily available. The Company believes the fair value of this investment in a privately held company approximated its carrying value at June 30, 2014 and December 31, 2013.

Note - 5	Real Estate Operations

At June 30, 2014, in connection with the Company’s program to purchase residential properties for purposes of investment, renovation or construction and resale, the Company had purchased for an aggregate of $20,883,351 and continued to own through an indirect wholly-owned subsidiary, nine residential properties in Miami-Dade County, Florida. As of August 14, 2014, the Company, through wholly-owned subsidiaries, had purchased one additional property in Miami-Dade County for a cost of $2,411,185, had entered into a binding contract for the purchase of a property in Miami-Dade County, Florida for $3.2 million and had entered into a contract for the purchase of a property in East Hampton, New York for $3.1 million. The contract for the East Hampton, New York property may be terminated by the Company at any time on or prior to August 18, 2014.

The company incurred $174,187 of operating expenses in connection with properties acquired and legal expenses in connection with negotiations for properties that were not acquired.

The cost of residential property includes the purchase price of property, legal fees and other fees and acquisition costs. Costs directly related to planning, developing and constructing a property are capitalized and classified as real estate held for sale in the consolidated balance sheets. Capitalized development costs include interest, property taxes, insurance, and other direct project costs incurred during the period of development.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Real estate held for sale is recorded at cost. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. The Company did not have such write down during the three and six months ended June 30, 2014.

Note - 6	Related Party Transactions

Bayswater Brokerage Florida LLC (“Bayswater”) provides brokerage services to the Company on a non-exclusive basis. Carl C. Icahn, the controlling shareholder of Cadus, is also indirectly the principal shareholder of Bayswater. Barberry Corp. is a significant shareholder of Cadus and is owned entirely by Mr. Icahn. Pursuant to an agreement between Barberry Corp. and Cadus, to the extent Bayswater receives any compensation for brokerage services provided to the Company, Barberry Corp. will make capital contributions to Cadus for the full amount thereof. Barberry Corp. is not issued stock or given other consideration in connection with such capital contributions. The amount contributed by Barberry Corp. through June 30, 2014 pursuant to this arrangement is $515,900. As of August 14, 2014, an additional $72,000 was contributed by Barberry Corp. pursuant to this arrangement.

Note - 7	Sale of Common Stock

The Company conducted a rights offering for the issuance of up to 13,144,040 shares of its common stock pursuant to its S-1 filing with the Securities and Exchange Commission that became effective April 28, 2014. In connection with the rights offering, the Company distributed to the holders of its common stock non-transferable subscription rights to purchase up to 13,144,040 shares of its common stock at $1.53 per share. Effective June 6, 2014, all 13,144,040 shares available in the offering were subscribed and the company received gross proceeds of $20,110,381, less offering costs of approximately $263,500.

Note - 8	Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was incorporated in 1992 and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, the Company sold its drug discovery assets and ceased its internal drug discovery operations and research efforts for collaborative partners. Subsequent to the sale of its drug discovery assets, the Company had continued to license, and seeks to license, its technologies. It also sought to use all or a portion of its available cash, and where appropriate, seek additional debt or equity financing, to acquire or invest in one or more companies or other assets. Cadus has received no revenues from the licensing of its technologies since 2010, and has not entered into a new license for its technologies since 2000. Cadus may continue to maintain and seek to license or sell its drug discovery technologies, but this will no longer be a focus of Cadus’ business plan.

In connection with the Company’s program to purchase residential properties for purposes of investment, renovation or construction and resale, as of August 14, 2014, the Company has purchased for an aggregate of approximately $23.3 million, and continues to own through an indirect wholly-owned subsidiary, ten residential properties in Miami-Dade County, Florida. Of these, eight properties had existing homes on them and two properties were vacant lots. In addition, as of August 14, 2014, the Company, through wholly-owned subsidiaries, has entered into a binding contract for the purchase of a vacant lot in Miami-Dade County, Florida for $3.2 million and has entered into a contract for the purchase of a vacant lot in East Hampton, New York for $3.1 million. The contract for the East Hampton, New York property may be terminated by the Company at any time on or prior to August 18, 2014. The closings under both contracts are currently anticipated to occur in late August 2014. The Company does not currently intend to purchase additional properties following these closings until it has begun to sell renovated or newly constructed homes from its existing inventory of properties. To date, with the exception of the contract to purchase the East Hampton property, the Company has concentrated its real estate activities in Miami-Dade County, Florida.

With respect to the Company’s existing inventory of properties, three existing houses are under renovation and five others are being demolished. The Company is the process of engaging architectural firms with respect to the properties undergoing demolition as well as for its vacant lots.

In addition to its real estate activities, Cadus will continue to consider acquisitions or investments in various industries.

The Company conducted a rights offering for the issuance of up to 13,144,040 shares of its common stock pursuant to its S-1 filing with the Securities and Exchange Commission that became effective April 28, 2014. In connection with the rights offering, the Company distributed to the holders of its common stock non-transferable subscription rights to purchase up to 13,144,040 shares of its common stock at $1.53 per share. Effective June 6, 2014, all 13,144,040 shares available in the offering were subscribed and the company received gross proceeds of $20,110,381, less offering costs of approximately $263,500.

At June 30, 2014, the Company had an accumulated deficit of approximately $37.8 million. The Company’s losses have resulted principally from costs incurred in connection with its former drug discovery research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to profit from its real estate operations.

Results of Operations

Three Month Ended June 30, 2014 and 2013.

Revenues

There were no revenues for the three months ended June 30, 2014 and for the three months ended June 30, 2013.

Costs and Expenses

General and administrative expenses increased to $110,894 for the three months ended June 30, 2014 from $82,248 for the same period in 2013. Payroll and payroll taxes for the new president was $57,041, offset by decreases of $19,713 in patent costs and $8,288 in legal and accounting fees and other net expenses of $394.

The company incurred $78,440 in operating and legal expenses in connection with properties acquired and negotiations for properties that were not acquired.

For the three months ended June 30, 2014, the Company recognized a loss of $247 in its investment in Laurel Partners Limited Partnership. The loss for the three months ended June 30, 2013 was $248.

Interest Income

Interest income for the three months ended June 30, 2014 was $3,481 compared to interest income of $730 for the same period in 2013. This increase is attributable primarily to interest income on funds received from the sale of common stock in the Company’s rights offering that were invested in a bank money market account.

Net (Loss)

Net loss for the three months ended June 30, 2014 was $196,727 compared to a net loss of $103,374 for the same period in 2013. The increase in net loss can be principally attributed to an increase in general and administrative expenses of $28,646 and an increase in real estate expenses of $78,440 offset by an increase in interest income of $2,751 and a decrease in amortization of patent costs of $10,981.

Six Month Ended June 30, 2014 and 2013.

Revenues

There were no revenues for the six months ended June 30, 2014 and for the six months ended June 30, 2013.

Costs and Expenses

General and administrative expenses increased to $364,864 for the six months ended June 30, 2014 from $200,625 for the same period in 2013. Legal and accounting expenses increased by $96,907 due to the required filing of SEC Form 8-K in connection with the Company ceasing to be a shell company , payroll and payroll taxes for the new president was $74,982, offset by other net decreases of $7,650.

The company incurred $174,187 in operating and legal expenses in connection with properties acquired and negotiations for properties not acquired.

For the six months ended June 30, 2014 and 2013, the Company recognized losses $373 and $374 in its investment in Laurel Partners Limited Partnership.

Interest Income

Interest income for the six months ended June 30, 2014 was $3,825 compared to interest income of $1,286 for the same period in 2013. This increase is attributable primarily to interest income on funds received from the sale of common stock in the Company’s rights offering that were invested in a bank money market account.

Net (Loss)

Net loss for the six months ended June 30, 2014 was $567,834 compared to a net loss of $242,929 for the same period in 2013. The increase in net loss can be principally attributed to an increase in general and administrative expenses of $164,239 and an increase in real estate expenses of $174,187 offset by an increase in interest income of $2,539 and a decrease in amortization of patent costs of $10,981.

Liquidity and Capital Resources

At June 30, 2014, the Company held cash and cash equivalents of $20.6 million. The Company's working capital at June 30, 2014 was $42.0 million.

The Company raised additional capital through a rights offering which was completed in June 2014. The Company believes that its existing capital resources will be sufficient to support its operations through the end of 2015. However, this forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that may not prove accurate and, as such, actual results may vary. The Company’s capital requirements may vary as a result of a number of factors, including transactions arising from the Company’s efforts to acquire, renovate, construct and sell residential properties or transactions, if any, to acquire or invest in companies or income-producing assets and the expenses of pursuing such transactions. To fund any such variances in the Company’s capital requirements, the Company may seek debt or additional equity financing. There can be no assurance that the Company will raise sufficient capital on a timely basis or on satisfactory terms or at all to meet such capital requirements

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC regulations, we are considered a smaller reporting company and are not required to provide the information under this item.

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

CADUS CORPORATION
(Registrant)

Dated: August 14, 2014	By:	/s/ Hunter C. Gary
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

