Form 10-Q
period 2014-09-30
CADUS CORP
filed 2014-11-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of October 31, 2014 was 26,288,080.

2

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION

Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Current assets:

Cash and cash equivalents	$12,277,688	$22,134,451
Cash - Escrow	-	110,000
Due from Barberry Corp.	93,000	-
Interest receivable	112	172
Prepaid and other current assets	21,535	7,090
Real estate held for sale	29,917,249	-

Total current assets	42,309,584	22,251,713

Investment in other ventures	193,091	193,457
Patents, net	1	32,236
Total assets	$42,502,676	$22,477,406

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses and other current liabilities	$218,278	$60,610
Total current liabilities	218,278	60,610

Commitments

Stockholders’ equity:

Common stock	264,297	132,857
Additional paid-in capital	80,291,992	59,847,443
Accumulated deficit	(37,971,816)	(37,263,429)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	42,284,398	22,416,796
Total liabilities and stockholders’ equity	$42,502,676	$22,477,406

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

Total revenues	$0	$0
Costs and expenses:
General and administrative expenses	117,887	51,351
Real estate expenses	25,213	-
Amortization of patent costs	-	21,609
(Income) from equity in other ventures	(7)	(7)
Total costs and expenses	143,093	72,953
Operating loss	(143,093)	(72,953)
Other income:

Interest income	4,712	556
Loss before provision for income taxes	(138,381)	(72,397)
Provision for income taxes	2,172	-

Net loss	$(140,553)	$(72,397)

Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.01)	$(0.01)
Weighted average shares of common stock outstanding – basic and diluted	26,288,080	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

Total revenues	$0	$0
Costs and expenses:
General and administrative expenses	482,751	251,976
Real estate expenses	199,400	-
Amortization of patent costs	32,235	64,825
Loss from equity in other ventures	366	367
Total costs and expenses	714,752	317,168
Operating loss	(714,752)	(317,168)
Other income:

Interest income	8,537	1,842
Loss before provision for income taxes	(706,215)	(315,326)
Provision for income taxes	2,172	-

Net loss	$(708,387)	$(315,326)

Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.04)	$(0.02)
Weighted average shares of common stock outstanding – basic and diluted	18,742,427	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(708,387)	$(315,326)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization of patent costs	32,235	64,825
Loss (income) from equity in other ventures	366	367
Changes in assets and liabilities:
Increase in prepaid and other current assets	(14,385)	(21,418)
Increase (decrease) in accrued expenses and other current liabilities	157,668	(81,783)
Decrease in escrow deposits	110,000	-
Increase in real estate held for sale	(29,917,249)	-
Net cash used in operating activities	(30,339,752)	(353,335)
Financing activities:
Capital contributed by stockholder	635,900	-
Sale of common stock less registration costs	19,847,089	-
Net cash provided by financing activities	20,482,989	-
Net (decrease) in cash and cash equivalents	(9,856,763)	(353,335)
Cash and cash equivalents - beginning of period	22,134,451	22,676,668
Cash and cash equivalents - end of period	$12,277,688	$22,323,333

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 1	Organization and Basis of Preparation

The information presented as of September 30, 2014 and for the three and nine month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2013 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2013.

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

The results of operations for the nine month period ended September 30, 2014 is not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Note - 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $11,508,808 at September 30, 2014 and there were cash equivalents of $20,169,373 at December 31, 2013.

Note - 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding. Diluted earnings per share are calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options). There were no outstanding stock options for the nine months ended September 30, 2014 and 2013.

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

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accrued expenses approximate fair value. The fair value of the Company’s investment in a privately held company is not readily available. The Company believes the fair value of this investment in a privately held company approximated its carrying value at September 30, 2014 and December 31, 2013.

Note - 5	Real Estate Operations

At September 30, 2014, in connection with the Company’s program to purchase residential properties for purposes of renovation or construction and resale, the Company had purchased for an aggregate of $29,917,249 and continued to own through two indirect wholly-owned subsidiaries, eleven residential properties in Miami-Dade County, Florida and one property in East Hampton, New York.

The Company incurred $199,400 in real estate expenses through September 30, 2014, consisting of real estate taxes and insurance, utilities, maintenance and other operating costs and expenses with respect to properties acquired, as well as transaction costs and expenses, including legal fees and inspection costs, in connection with the proposed acquisition of properties not acquired.

Real estate held for sale is recorded at cost. The cost of residential property includes the purchase price of property, legal fees and other acquisition costs (e.g., recording, title search, survey, lien and permit searches, and inspection costs). Costs directly related to planning, developing and constructing a property are capitalized and classified as real estate held for sale in the consolidated balance sheets. Capitalized development costs include interest, property taxes, insurance, and other direct project costs incurred during the period of development.

After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. The Company did not have such a write down during the three and nine months ended September 30, 2014.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 6	Related Party Transactions

Bayswater Brokerage Florida LLC (“Bayswater”) provides brokerage services to the Company on a non-exclusive basis. Carl C. Icahn, the controlling shareholder of Cadus, is also indirectly the principal shareholder of Bayswater. Barberry Corp. is a significant shareholder of Cadus and is owned entirely by Mr. Icahn. Pursuant to an agreement between Barberry Corp. and Cadus, to the extent Bayswater receives any compensation for brokerage services provided to the Company; Barberry Corp. will make capital contributions to Cadus for the full amount thereof. Barberry Corp. is not issued stock or given other consideration in connection with such capital contributions. The cash contributed by Barberry Corp. through September 30, 2014 pursuant to this arrangement is $635,900. As of October 16, 2014, an additional $93,000 was contributed by Barberry Corp. pursuant to this arrangement.

Note - 7	Sale of Common Stock

The Company conducted a rights offering for the issuance of up to 13,144,040 shares of its common stock pursuant to its S-1 filing with the Securities and Exchange Commission that became effective April 28, 2014. In connection with the rights offering, the Company distributed to the holders of its common stock non-transferable subscription rights to purchase up to 13,144,040 shares of its common stock at $1.53 per share. Effective June 6, 2014, all 13,144,040 shares available in the offering were subscribed and the company received gross proceeds of $20,110,381, less offering costs of approximately $263,300.

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

In connection with the Company’s program to purchase residential properties for purposes of renovation or construction and resale, as of September 30, 2014, the Company has purchased for an aggregate of approximately $29.9 million, and continues to own, through two indirect wholly-owned subsidiaries, eleven residential properties in Miami-Dade County, Florida. Of these, when purchased, eight properties had existing homes on them and three properties were vacant lots. In addition the Company purchased a vacant lot in East Hampton, New York for approximately $3.1 million. The Company does not currently intend to purchase additional properties until it has begun to sell renovated or newly constructed homes from its existing inventory of properties. To date, with the exception of the contract to purchase the East Hampton property, the Company has concentrated its real estate activities in Miami-Dade County, Florida.

With respect to the Company’s existing inventory of properties, except for three existing houses that are under renovation, all other houses have been demolished or are in the process of being demolished. The Company has engaged the architectural firm of Max Strang Architecture, Inc. for schematic design and other architectural services with respect to the homes to be built on the Florida properties and is in the process of engaging an architectural firm with respect to the home to be built on the East Hampton, New York property.

In addition to its real estate activities, Cadus will continue to consider acquisitions or investments in various industries.

The Company conducted a rights offering for the issuance of up to 13,144,040 shares of its common stock pursuant to its S-1 filing with the Securities and Exchange Commission that became effective April 28, 2014. In connection with the rights offering, the Company distributed to the holders of its common stock non-transferable subscription rights to purchase up to 13,144,040 shares of its common stock at $1.53 per share. Effective June 6, 2014, all 13,144,040 shares available in the offering were subscribed and the company received gross proceeds of $20,110,381 less operating costs of approximately $263,300.

At September 30, 2014, the Company had an accumulated deficit of approximately $38.0 million. The Company’s losses have resulted principally from costs incurred in connection with its former drug discovery research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to profit from its real estate operations.

Results of Operations

Three Month Ended September 30, 2014 and 2013.

Revenues

There were no revenues for the three months ended September 30, 2014 and for the three months ended September 30, 2013.

Costs and Expenses

General and administrative expenses increased to $117,887 for the three months ended September 30, 2014 from $51,351 for the same period in 2013. Payroll and payroll taxes for the new president was $49,677, legal expenses increased by $16,809 and there were increases in other net expenses of $50.

The Company incurred $25,213 in operating and legal expenses in connection with properties acquired.

For the three months ended September 30, 2014, the Company recognized a gain of $7 in its investment in Laurel Partners Limited Partnership. The gain for the three months ended September 30, 2013 was $7.

Interest Income

Interest income for the three months ended September 30, 2014 was $4,712 compared to interest income of $556 for the same period in 2013. This increase is attributable primarily to interest income on funds received from the sale of common stock in the Company’s rights offering that were invested in a bank money market account.

Net (Loss)

Net loss for the three months ended September 30, 2014 was $140,553 compared to a net loss of $72,397 for the same period in 2013. The increase in net loss can be principally attributed to an increase in general and administrative expenses of $66,536 and an increase in real estate expenses of $25,213 offset by an increase in interest income of $4,156 and a decrease in amortization of patent costs of $21,609.

Nine Month Ended September 30, 2014 and 2013.

Revenues

There were no revenues for the nine months ended September 30, 2014 and for the nine months ended September 30, 2013.

Costs and Expenses

General and administrative expenses increased to $482,751 for the nine months ended September 30, 2014 from $251,976 for the same period in 2013. Legal and accounting expenses increased by $113,716 due to the required filing of SEC Form 8-K in connection with the Company ceasing to be a shell company, payroll and payroll taxes for the new president was $124,659, and there were other net decreases of $7,600.

The Company incurred $199,400 in real estate expenses, consisting of real estate taxes and insurance, utilities, maintenance and other operating costs and expenses with respect to properties acquired, as well as transaction costs and expenses, including legal fees and inspection costs, in connection with the proposed acquisition of properties not acquired.

For the nine months ended September 30, 2014 and 2013, the Company recognized losses $366 and $367 in its investment in Laurel Partners Limited Partnership.

Interest Income

Interest income for the nine months ended September 30, 2014 was $8,537 compared to interest income of $1,842 for the same period in 2013. This increase is attributable primarily to interest income on funds received from the sale of common stock in the Company’s rights offering that were invested in a bank money market account.

Net (Loss)

Net loss for the nine months ended September 30, 2014 was $708,387 compared to a net loss of $315,326 for the same period in 2013. The increase in net loss can be principally attributed to an increase in general and administrative expenses of $230,775 and an increase in real estate expenses of $199,400 offset by an increase in interest income of $6,695 and a decrease in amortization of patent costs of $32,590.

Liquidity and Capital Resources

At September 30, 2014, the Company held cash and cash equivalents of $12.3 million. The Company's working capital at September 30, 2014 was $42.1 million.

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

Based on the evaluation of the Company’s disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-Q, the Company’s President and Chief Executive Officer and the Company’s Treasurer (who performs functions similar to those of a principal financial officer) concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective. In addition, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

CADUS CORPORATION
(Registrant)

Dated: November 14, 2014	By:	/s/ Hunter C. Gary
Hunter C. Gary
President and Chief Executive Officer

Dated: November 14, 2014	By:	/s/ David Blitz
David Blitz
Treasurer and Secretary

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

