Form 10-K
period 2014-12-31
CADUS CORP
filed 2015-03-31
CIK 911148

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                                                                        December 31, 2014

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

                Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes: ☐ No:☒

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No:☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☒ No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act). (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No: ☒

As of June 30, 2014, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $14,288,219.92.

Number of shares outstanding of each class of Common Stock, as of March 15, 2015: 26,288,080 shares.

Special Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of the Company’s plans, strategies and objectives for the Company’s future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and other similar words. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to the Company's ability to acquire residential homes or land for renovation or construction and resale, the Company’s ability to engage contractors to perform such renovation and construction, the Company’s ability to sell such renovated or new homes at a profit, the Company's ability to acquire or invest in other businesses or assets, the Company's capital needs and uncertainty of future funding, as well as other risks and uncertainties discussed in the Risk Factors section in Item 1A of this Annual Report on Form 10-K. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

PART I

Item 1.          Business.

General

Cadus Corporation (“Cadus”) was incorporated under the laws of the State of Delaware in January 1992 and until July 30, 1999 devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, Cadus sold its drug discovery assets to OSI Pharmaceuticals, Inc. (“OSI”) and ceased its internal drug discovery operations and research efforts for collaborative partners. Cadus has a wholly owned subsidiary, Cadus Technologies, Inc. (“Cadus Technologies”), which holds all patents, patent applications, know how, licenses and drug discovery technologies of the Company. Subsequent to the sale of its drug discovery assets to OSI, Cadus had continued to license, and seek to license, its technologies. However, the Company has not received any revenues from the licensing of its technologies since 2010 and has not entered into a new license for its technologies since 2000. The Company has decided not to maintain or seek to license its drug discovery technologies.

In recent years, Cadus has also sought to use all or a portion of its available cash, and where appropriate, seek additional debt or equity financing, to acquire or invest in one or more companies or other assets. Although it pursued a number of prospective acquisitions, none was consummated. Cadus may continue to consider various acquisitions or investments. However, it believes that there may be opportunities to profit from purchasing land and residential homes for construction or renovation and resale in areas of the United States where there may be increases in real estate value. In that connection, beginning in the fourth quarter of 2013, Cadus’ Board of Directors began to explore such opportunities in Florida and determined that Cadus should seek to purchase individual homes or individual residential lots for purposes of renovation or construction and resale. Cadus formed directly or indirectly wholly-owned subsidiaries (such subsidiaries together with Cadus Technologies, the “Subsidiaries,” and Cadus together with its Subsidiaries, the “Company”) through which it would purchase such homes and lots for such purposes.

The Company has concentrated its real estate acquisition, renovation and construction activities in Florida. The Company bought its first residential properties in Florida in February 2014. As of March 15, 2015, the Company has purchased and continues to own twelve single-family residential zoned properties in Miami-Dade County, Florida. The lots for these properties range from approximately 7,500 to approximately 18,400 square feet, with an average lot size of approximately 15,000 square feet and with most of the lots having an area of over 12,000 square feet. The majority of the properties are waterfront properties. The purchase prices for these properties ranged from approximately $1.2 million to $3.1 million, with an average price of approximately $2 million. In addition the Company has purchased and continues to own an approximately one-acre single-family residential zoned vacant lot in East Hampton, New York.

When individual homes are purchased, Cadus intends, as appropriate, to renovate them for resale or to demolish them for new home construction and sale. When vacant lots are purchased, the Company intends to construct new homes on them for sale. In some cases, the Company may also acquire partially constructed or renovated homes for completion and resale or resell acquired homes or land without undertaking renovation or construction. The Company does not currently intend to purchase additional properties until it has begun to sell renovated or newly constructed homes from its existing inventory of properties.

Of its twelve properties in Miami-Dade County, the Company has slated ten for the construction of new single-family homes. The remaining two properties are currently under renovation that is expected to be completed this year. Eight of the ten properties slated for new construction are currently vacant lots and the Company has applied for demolition permits with respect to the remaining two. Schematic design work (including floor plans, design renderings and construction budgets) is currently under way for the properties to undergo construction. Upon completion of this phase, the Company will move to construction drawings and the obtaining of construction permits for certain of the properties with actual construction anticipated to commence this year. As the Company releases new homes into the market, its plan is to begin construction on spec or custom homes on other of its properties. The Company is in the process of identifying an architectural firm and builder with respect to the home to be built on the East Hampton, New York property

The Company conducted a rights offering for the issuance of up to 13,144,040 shares of its common stock pursuant to its S-1 filing with the Securities and Exchange Commission that became effective April 28, 2014. In connection with the rights offering, the Company distributed to the holders of its common stock non-transferable subscription rights to purchase up to 13,144,040 shares of its common stock at $1.53 per share. Effective June 6, 2014, all 13,144,040 shares available in the offering were subscribed and the company received gross proceeds of $20,110,381 less offering costs of approximately $263,300. The Company is using the proceeds from the offering for, among other things, the acquisition, renovation, and construction of properties as well as for maintenance, property tax and other costs connected with its inventory of properties.

Depending on the availability of transactions acceptable to Cadus, all of Cadus’ available cash may be utilized, and Cadus may seek debt or equity financing. Although no such acquisitions or investments are currently contemplated, Cadus may also continue to consider other acquisitions or investments in various industries.

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

The Company believes that long-term fundamentals for home renovation and new home construction remain intact and is encouraged by evidence of strengthening conditions in the housing market. After several years of exceptionally weak demand for new and existing homes, the U.S. housing industry began to show some signs of improvement during 2012 and this has been followed by more solid and accelerated improvement during 2013 and 2014 in Miami-Dade County, Florida, where the Company has focused its real estate activities. Single family average sales prices were up in Miami-Dade County during 2013 and 2014.

Property Acquisition

In connection with the Company’s program to purchase residential properties for purposes of renovation or construction and resale, as of March 15, 2015, the Company has purchased for an aggregate original purchase price of approximately $29.9 million, and continues to own, through two indirect wholly-owned subsidiaries, twelve residential properties in Miami-Dade County, Florida and one residential property in East Hampton, New York. Of the properties in Miami-Dade County, when purchased, eight properties had existing homes on them and three properties were vacant lots (one of which was subsequently subdivided into two equal lots). The Company does not currently intend to purchase additional properties until it has begun to sell renovated or newly constructed homes from its existing inventory of properties. To date, with the exception of the contract to purchase the East Hampton property, the Company has concentrated its real estate activities in Miami-Dade County, Florida.

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

With respect to the Company’s existing inventory of properties, except for two existing houses that are under renovation, all other houses have been demolished or are in the process of being demolished. The Company has engaged the architectural firm of Max Strang Architecture, Inc. for schematic design and other architectural services with respect to the homes to be built on the Florida properties and is in the process of identifying an architectural firm and builder with respect to the home to be built on the East Hampton, New York property.

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

Brokerage Services Provided by Bayswater Brokerage Florida LLC

Bayswater Brokerage Florida LLC (“Bayswater”) provides brokerage services to the Company on a non-exclusive basis. Carl C. Icahn, the controlling shareholder of Cadus, is also indirectly the principal shareholder of Bayswater; Jack Wasserman, a director and the lead independent director of Cadus is a director of Bayswater’s indirect parent; and Hunter C. Gary, a director and President and Chief Executive Officer of Cadus, is a Senior Vice President of Bayswater’s indirect parent and Vice President, Secretary and Treasurer of Bayswater. Barberry Corp., of which Carl Icahn is the sole shareholder, is a significant shareholder of Cadus. Pursuant to an agreement between Barberry Corp. and Cadus, to the extent Bayswater receives any compensation for such brokerage services, Barberry Corp. makes capital contributions to Cadus for the full amount of any such compensation received by Bayswater. Barberry Corp. is not issued stock of the Company or given other consideration in connection with any such capital contributions.

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

Patents

As of March 1, 2015, Cadus Technologies is the assignee of 16 issued U.S. patents covering aspects of its yeast technology and is the exclusive worldwide licensee of one issued U.S. patent for use in drug discovery. The Company has not received any revenues from the licensing of its patents since 2010 and has not entered into a new license for its patents since 2000. The Company has decided not to maintain or to seek to license its patents.

The Company has obtained from Duke University an exclusive worldwide license to one issued U.S. patent. In consideration for such license, the Subsidiary pays a minimum annual royalty and is required to make payments upon the achievement by the Subsidiary of certain drug development milestones and to pay royalties (net of minimum royalties) on the sale of drugs by the Subsidiary which were initially identified by the Subsidiary through the use of the licensed technology. In lieu of milestones and royalty payments on sales of drugs by sublicensees initially identified by sublicensees through the use of the licensed technology, the Subsidiary pays an annual fee (net of the minimum annual royalty) for each sublicense granted by it to such technology. The Company has given Duke University notice of termination of such license, which termination will be effective in June 2015.

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

The Company has decided not to maintain or seek to license or sell its drug discovery technologies. The Company has determined that it will seek to purchase individual homes or individual residential lots for purposes of renovation or construction and resale. The Company bought its first residential properties for these purposes in February 2014. The Company has very limited operating experience in this business and the Company’s limited operating history makes it difficult to predict the long-term success of its business model. In addition, because of the Company’s new business plan, the Company’s historical performance is not a meaningful indicator of future results.

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

History of Operating Losses

The Company has incurred operating losses in each year since its inception with the exception of 2002. At December 31, 2014, the Company had an accumulated deficit of approximately $38.1 million. The Company’s losses have resulted principally from costs incurred in connection with its previous research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income.

Uncertainty of Utilization of Operating Loss and Research and Development Credit Carryforwards.

The Company had a net operating loss carryforward of approximately $20.1 million and a research and development credit carryforward of approximately $1.5 million at December 31, 2014. These net operating loss carryforwards and the research and development credit carryforward expire in various years from 2018 to 2034. The Company's ability to utilize such net operating loss and research and development credit carryforwards for income tax savings may be subject to certain limitations in the future, and there can be no assurance that the Company will be able to utilize such carryforwards.

Uncertainty of Access to Capital

There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

Control by Existing Stockholders; Concentration of Stock Ownership

Carl C. Icahn beneficially owns, as of March 15, 2015, approximately 67.81% of the outstanding shares of Common Stock. As a result, Mr. Icahn, acting alone, will be able to control most matters requiring approval by the stockholders of the Company, including the election of directors, the adoption of charter amendments, and the approval of mergers and other extraordinary corporate transactions. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

If we ever become delinquent with the filing of our reports with the SEC, Rule 144 will no longer be available until and unless we become current.

Rule 144 provides, as indicated above, that sales of securities of Cadus may be made pursuant thereto only if Cadus has filed all relevant periodic reports that it is required to file. If we become delinquent with our SEC reports, any holders of restricted securities will not be able to sell pursuant to Rule 144 until, if ever, the Company becomes current for purposes of Rule 144. No assurance can be made that the Company will be able to remain current with its reports.

Item 1B.       Unresolved Staff Comments.

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2014 fiscal year and that remain unresolved.

Item 2.          Properties.

As part of the Company’s program to purchase individual homes or individual residential lots in the United States, with a focus currently on Florida, for purposes of renovation or construction and resale, Cadus currently owns through an indirect wholly-owned subsidiary, twelve residential properties in Miami-Dade County, Florida and one property in East Hampton, New York. Cadus leases storage space on a month-to-month basis in Tarrytown, New York.

Item 3.          Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 4.          Mine Safety Disclosures.

Not applicable.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cadus’s common stock, $.01 par value per share (the “Common Stock”), was traded on the Nasdaq National Market under the symbol KDUS until September 27, 1999 when it was delisted and then was traded on the over-the-counter bulletin board under the symbol KDUS.OB. Cadus’s Common Stock is currently traded on the OTCQB Marketplace operated by the OTC Markets Group, Inc., or OTCQB, under the symbol KDUS. The table below sets forth the high and low sales price per share of the Common Stock for the periods indicated, as reported by the OTCQB Marketplace.

Fiscal Year 2014	High	Low
First quarter ended March 31, 2014	$1.76	$1.42
Second quarter ended June 30, 2014	$1.80	$1.41
Third quarter ended September 30, 2014	$1.89	$1.42
Fourth quarter ended December 31, 2014	$1.60	$1.37

Fiscal Year 2013	High	Low
First quarter ended March 31, 2013	$1.44	$1.36
Second quarter ended June 30, 2013	$1.40	$1.35
Third quarter ended September 30, 2013	$1.52	$1.36
Fourth quarter ended December 31, 2013	$1.80	$1.47

As of March 15, 2015, there were approximately 48 holders of record of Cadus’s Common Stock.

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

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Cadus Corporation (“Cadus”) was incorporated under the laws of the State of Delaware in January 1992 and until July 30, 1999 devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, Cadus sold its drug discovery assets to OSI Pharmaceuticals, Inc. (“OSI”) and ceased its internal drug discovery operations and research efforts for collaborative partners. Cadus has a wholly owned subsidiary, Cadus Technologies, Inc. (“Cadus Technologies”), which holds all patents, patent applications, know how, licenses and drug discovery technologies of the Company. Subsequent to the sale of its drug discovery assets to OSI, Cadus had continued to license, and seek to license, its technologies. However, the Company has not received any revenues from the licensing of its technologies since 2010 and has not entered into a new license for its technologies since 2000. The Company has decided not to maintain or seek to license its drug discovery technologies.

In recent years, Cadus has also sought to use all or a portion of its available cash, and where appropriate, seek additional debt or equity financing, to acquire or invest in one or more companies or other assets. Although it pursued a number of prospective acquisitions, none was consummated. Cadus may continue to consider various acquisitions or investments. However, it believes that there may be opportunities to profit from purchasing land and residential homes for construction or renovation and resale in areas of the United States where there may be increases in real estate value. In that connection, beginning in the fourth quarter of 2013, Cadus’ Board of Directors began to explore such opportunities in Florida and determined that Cadus should seek to purchase individual homes or individual residential lots for purposes of renovation or construction and resale. Cadus formed directly or indirectly wholly-owned subsidiaries (such subsidiaries together with Cadus Technologies, the “Subsidiaries,” and Cadus together with its Subsidiaries, the “Company”) through which it would purchase such homes and lots for such purposes.

The Company has concentrated its real estate acquisition, renovation and construction activities in Florida. The Company bought its first residential properties in Florida in February 2014. As of March 15, 2015, the Company has purchased and continues to own twelve single-family residential zoned properties in Miami-Dade County, Florida. The lots for these properties range from approximately 7,500 to approximately 18,400 square feet, with an average lot size of approximately 15,000 square feet and with most of the lots having an area of over 12,000 square feet. The majority of the properties are waterfront properties. The purchase prices for these properties ranged from approximately $1.2 million to $3.1 million, with an average price of approximately $2 million. In addition the Company has purchased and continues to own an approximately one-acre single-family residential zoned vacant lot in East Hampton, New York.

When individual homes are purchased, Cadus intends, as appropriate, to renovate them for resale or to demolish them for new home construction and sale. When vacant lots are purchased, the Company intends to construct new homes on them for sale. In some cases, the Company may also acquire partially constructed or renovated homes for completion and resale or resell acquired homes or land without undertaking renovation or construction. The Company does not currently intend to purchase additional properties until it has begun to sell renovated or newly constructed homes from its existing inventory of properties.

Of its twelve properties in Miami-Dade County, the Company has slated ten for the construction of new single-family homes. The remaining two properties are currently under renovation that is expected to be completed this year. Eight of the ten properties slated for new construction are currently vacant lots and the Company has applied for demolition permits with respect to the remaining two. Schematic design work (including floor plans, design renderings and construction budgets) is currently under way for the properties to undergo construction. Upon completion of this phase, the Company will move to construction drawings and the obtaining of construction permits for certain of the properties with actual construction anticipated to commence this year. As the Company releases new homes into the market, its plan is to begin construction on spec or custom homes on other of its properties. The Company is in the process of identifying an architectural firm and builder with respect to the home to be built on the East Hampton, New York property.

The Company conducted a rights offering for the issuance of up to 13,144,040 shares of its common stock pursuant to its S-1 filing with the Securities and Exchange Commission that became effective April 28, 2014. In connection with the rights offering, the Company distributed to the holders of its common stock non-transferable subscription rights to purchase up to 13,144,040 shares of its common stock at $1.53 per share. Effective June 6, 2014, all 13,144,040 shares available in the offering were subscribed and the company received gross proceeds of $20,110,381 less offering costs of approximately $263,300. The Company is using the proceeds from the offering for, among other things, the acquisition, renovation, and construction of properties as well as for maintenance, property tax and other costs connected with its inventory of properties.

Depending on the availability of transactions acceptable to Cadus, all of Cadus’ available cash may be utilized, and Cadus may seek debt or equity financing. Although no such acquisitions or investments are currently contemplated, Cadus may also continue to consider other acquisitions or investments in various industries.

The company has incurred operating losses in each year since its inception except for an operating gain of approximately $214,000 for the year ended December 31, 2002. At December 31, 2014, the Company had an accumulated deficit of approximately $38.1 million. The Company’s losses resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income.

In March 2014 the Company appointed Hunter C. Gary as the company’s President and Chief Executive Officer with a salary of $200,000 per annum. For the year ended December 31, 2014 the Company incurred general and administrative expenses of $612,265 which included payroll costs of $179,787, legal fees of approximately $189,200, bookkeeping, accounting and tax preparation fees of approximately $81,311 and patent and license fees of approximately $30,100.

The Company also incurred real estate expenses of $152,895 consisting of utilities, maintenance and other operating costs and expenses with respect to properties acquired and other costs and expenses including legal fees and inspection costs in connection to the propose acquisition of properties not acquired.

Since the company had no revenues, it incurred a net loss of $809,965 for the year ended December 31, 2014.

The following accounting policies are important to understanding the Company’s financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see Note 2 and Note 9 to our consolidated financial statements.

Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company is required to estimate its income taxes in each of the jurisdiction in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included with the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent it establishes a valuation allowance or increases this allowance in a period, the Company must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets.

Real Estate Held for Development

Real estate held for development is recorded at cost. The cost of residential property includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning development and constructing a property are capitalized and classified as real estate held for sales. Capitalized development costs include interest, property taxes, insurance, and other direct project costs incurred during the period of development.

Result of Operations

Years Ended December 31, 2014 and 2013

Revenues

There were no revenues for 2014 and 2013.

Operating Expenses

General and administrative expenses increased to $612,265 in 2014 from $340,430 in 2013. Payroll and payroll taxes for the new president was $179,787. Legal expenses increased by $135,057 due to required filings with the SEC in connection with the company ceasing to be a shell company. Stockholders’ relations decreased by $30,653 due to the shareholders’ meeting being held in January 2015. There were other net decreases of $12,356.

Real Estate Expenses

The Company incurred $152,895 in real estate expenses consisting of utilities, maintenance and other operating costs and expenses with respect to properties acquired, as well as transaction costs and expenses, including legal fees and inspection costs in connection with the proposed acquisition of properties not acquired. In 2013, the Company incurred legal expenses of $23,442 in connection with the start-up of real estate operations.

Equity in other Ventures

The Company recognized losses of $356 and $355 for the years ended December 31, 2014 and 2013 from the Company’s investment in Laurel Partners Limited Partnership.

Interest Income

Interest income for 2014 increased to $8,957 from $2,678 for 2013 due to additional funds being invested.

Net Loss

Net loss for 2014 was $809,965, compared to a net loss of $487,706 for 2013. The increase in the loss is attributable to an increase in general and administrative expenses of $271,835, an increase in real estate expenses of $129,453, offset by an increase in interest income of $6,279 and a $54,198 decrease in amortization of patent costs and a decrease in franchise taxes of $18,553.

Liquidity and Capital Resources

At December 31, 2014 the Company held cash of $11.9 million.

The Company conducted a rights offering for the issuance of up to 13,144,040 shares of its common stock pursuant to its S-1 filing with the Securities and Exchange Commission that became effective April 28, 2014. In connection with the rights offering, the Company distributed to the holders of its common stock non-transferable subscription rights to purchase up to 13,144,040 shares of its common stock at $1.53 per share. Effective June 6, 2014, all 13,144,040 shares available in the offering were subscribed and the company received gross proceeds of $20,110,381 less offering costs of approximately $263,300.

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

Net Operating Loss Carryforwards

At December 31, 2014, the Company had tax net operating loss carryforwards of approximately $20,133,000 and research and development credit carryforwards of approximately $1,500,000 which expire in years 2018 through 2034. Such net operating loss carryforwards may be utilized under certain conditions as a deduction against future income and such development credit carryforwards may be utilized under certain circumstances as an offset against future taxes. The Company’s ability to utilize such net operating loss and research and development credit carryforwards may be subject to certain limitations in the future due to ownership changes, if any, as defined by rules enacted with the Tax Reform Act of 1986.

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of the Company’s President and Chief Executive Officer, Hunter C. Gary, and Treasurer, David Blitz, who performs functions similar to those of a principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Treasurer, who performs functions similar to those of a principal financial officer, concluded that the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

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

Management, which is comprised of the Company’s President and Chief Executive Officer and the Company’s Treasurer, who performs functions similar to those of a principal financial officer, assessed the Company’s internal control over financial reporting as of December 31, 2014, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

During the quarter ended December 31, 2014, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.       Other Information.

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

Information with respect to the executive officers and directors of the Company as of March 15, 2015 is set forth below:

Name	Age	Position
James R. Broach, Ph.D.	67	Director
Hunter C. Gary	40	Director, President and Chief Executive Officer
Peter S. Liebert, M.D.(1)	79	Director
Jack G. Wasserman(1)(2)	78	Director
David Blitz	83	Treasurer and Secretary

(1) Member of the Compensation Committee.

(2) Lead independent director.

James R. Broach, Ph.D., a scientific founder of Cadus and inventor of Cadus’s yeast–based drug discovery technology, has been Director of Research of Cadus since its inception. He is currently Chair of the Department of Biochemistry and Molecular Biology at Penn State University College of Medicine and Director of the Penn State Hershey Institute for Personalized Medicine. He is also Professor Emeritus of Molecular Biology at Princeton University, where from 1984 to 2012 he was Professor of Molecular Biology and where he served as Associate Chair and Associate Director of the Lewis Sigler Institute for Integrative Genomics. In 1984, Dr. Broach and his collaborators were the first ones to demonstrate that human genes could be successfully implanted into yeast cells. Dr. Broach was a member of the Scientific Advisory Board of the U.S. Food and Drug Administration from 2009 until 2012, a member of the Board of Trustees of the University of Medicine and Dentistry of New Jersey from 2007 until 2012 and a Commissioner on the New Jersey Commission for Cancer Research from 2004 until 2012. He received his Ph.D. in Biochemistry from University of California at Berkeley and his B.S. from Yale University. The Board of Directors has concluded that Dr. Broach should serve as a director of Cadus because of his role as the inventor of Cadus's yeast-based discovery technology, his continuing association and prominence in academic circles in the field of Molecular Biology and his experience on the Board of Directors of Cadus.

Hunter C. Gary became a director of Cadus in February 2014 and President and Chief Executive Officer of Cadus in March 2014. He has served as Senior Vice President of Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion since November 2010. At Icahn Enterprises L.P., Mr. Gary is responsible for monitoring portfolio company operations, implementing operational value enhancement as well as leading the real estate segment of Icahn Enterprises L.P. Prior to that time, Mr. Gary was employed by Icahn Associates Corporation, an affiliate of Icahn Enterprises L.P., in various roles since June 2003, most recently as the Chief Operating Officer of Icahn Sourcing LLC. Mr. Gary has been a director of: Herbalife Ltd., a nutrition company, since April 2014; Federal-Mogul Corporation, a supplier of automotive powertrain and safety components, since October 2012; Viskase Companies Inc., a meat casing company, since August 2012; PSC Metals Inc., a metal recycling company, since May 2012; XO Holdings, a competitive provider of telecom services, since September 2011; Tropicana Entertainment Inc., since March 2010 and Tropicana Entertainment Cayman Holdings Co. Ltd. since January 2011, companies that are primarily engaged in the business of owning and operating casinos and resorts; American Railcar Industries, Inc., a railcar manufacturing company, since January 2008; Voltari Corporation, a mobile data services provider, since October 2007; and WestPoint Home LLC, a home textiles manufacturer, since June 2007. Cadus, Federal-Mogul, Viskase Companies, PSC Metals, XO Holdings, Tropicana Entertainment, American Railcar Industries and WestPoint Home each are indirectly controlled by Carl C. Icahn. Mr. Icahn also has non-controlling interests in Herbalife and Voltari through the ownership of securities. Mr. Gary is married to Mr. Carl Icahn's wife's daughter. Mr. Gary received his B.S. with senior honors from Georgetown University as well as a certificate of executive development from Columbia Graduate School of Business. The Board of Directors has concluded that Mr. Gary should serve as a director of Cadus because of his extensive experience in dealing with operations matters for a variety of companies, which, in addition to his service on other boards, enables him to advise our board on a range of matters including operations and oversight.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Cadus’s directors and executive officers, and persons who own more than ten percent of a registered class of Cadus’s equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock of Cadus. Reporting persons are required by SEC regulation to furnish the Company with copies of all such filed reports. To Cadus’s knowledge, based solely on a review of copies of such filed reports furnished to Cadus, all of Cadus’s directors, officers and greater than ten percent beneficial owners made all required filings with the SEC during fiscal year 2014 in a timely manner.

Code of Ethics

Cadus has not adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions due to the fact that in recent years it has had limited operations and only one officer. With the appointment of a second officer in March 2014 and as operations increase in connection with the Cadus’s real estate activities, Cadus anticipates that it may consider the adoption of a code of ethics sometime in the future.

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

The Board of Directors takes an active role in risk oversight related to the Company and much of this role has been in overseeing the development and implementation of cash management policies. Prior to the Company’s determination that it would no longer maintain its patents, the Board of Directors also took an active role in the protection of the Company's intellectual property.

Item 11.        Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus in all capacities for the fiscal years ended December 31, 2014 and 2013, by (i) all individuals serving as Cadus’s principal executive officer or principal financial officer, or acting in a similar capacity, (ii) the three most highly compensated executive officers other than the executive officers in clause (i), who were serving as executive officers at the end of such fiscal year and (iii) up to two additional most highly compensated executive officers who would have otherwise been included in clause (ii) but for the fact that they were not serving as executive officers at the end of such fiscal year (collectively, the “Named Executive Officers”):

Summary Compensation Table For 2014 and 2013 Fiscal Years

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Hunter C. Gary (1)	2014	$169,231	—	—	$169,231
President and Chief Executive	2003	—	—	—	—
Officer
David Blitz (2)	2014	$25,000	—	—	$25,000
President and Chief Executive	2013	$25,000	—	—	$25,000
Officer, Treasurer and Secre-tary

(1)	Mr. Hunter C. Gary has served as the Company’s President and Chief Executive from March 2014.
(2)	Mr. David Blitz had served as the Company’s acting President and Chief Executive Officer, Treasurer and Secretary from May 2004 until March 2014 at the rate of $25,000 per annum. From March 2014, when Hunter C. Gary was appointed President and Chief Executive Officer of the Company, Mr. Blitz has continued to serve as the Company’s Treasurer and Secretary at the rate of $25,000 per annum.

Grants of Plan Based Awards

There were no grants by Cadus of awards to Named Executive Officers during the fiscal year ended December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End

No Named Executive Officer had any outstanding Cadus equity awards as of December 31, 2014.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2014, no Named Executive Officer exercised any stock option, stock appreciation right or similar instrument and no Cadus stock (including any restricted stock, restricted stock unit or similar instrument) vested for any Named Executive Officer.

Director Compensation

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus by its non-employee directors in all capacities for the fiscal year ended December 31, 2014:

Director Compensation Table For 2014 Fiscal Year

Name	Fees Earned or Paid in Cash ($) (1)	All Other Compensation ($)		Total ($)

James R. Broach	$5,250	$9,000	(2)	$14,250
Peter S. Liebert	$5,250	—		$5,250
Jack G. Wasserman	$6,375	—		$6,375

(1)	In 2014, each non-employee director received $750 in compensation for the first quarter and $1,500 in each of the next three quarters, for a total of $5,250 in annual compensation. Jack G. Wasserman, as the lead independent director, received $1,125 in total additional compensation for the last three quarters of 2014. After the first quarter of 2014, non-employee director annual compensation was increased from $3,000 to $6,000, with $1,500 in additional annual compensation to be paid to the lead independent director.

(2)	James R. Broach provided consulting services to the Company for patent and license related matters during the first three quarters of 2014, for which he was paid an aggregate amount of $9,000. Such consulting services terminated at the end of the third quarter of 2014.

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

As of March 1, 2015, there were no outstanding stock options granted under the 1996 Incentive Plan.

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

Compensation Discussion and Analysis

Introduction

The Compensation Committee of the Board of Directors of Cadus is responsible for determining and administering the Company’s compensation policies for the remuneration of Cadus’s officers. The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective. In 2014, Cadus had no officers other than Hunter C. Gary, its President and Chief Executive Officer from March 2014 with a salary of $200,000 per annum, and David Blitz, who served in a consultative capacity as the Company’s acting President and Chief Executive Officer, Treasurer and Secretary until Mr. Gary’s appointment as President and Chief Executive Officer in March 2014 and thereafter as the Company’s Treasurer and Secretary, in each case, at the rate of $25,000 per annum. Accordingly, the following report of the Compensation Committee is not entirely applicable to calendar year 2014 but is presented for an historical perspective.

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

Compensation of the Chief Executive Officer

The philosophy, factors and criteria of the Compensation Committee generally applicable to the Company’s officers have historically been applicable to the Chief Executive Officer. However, in 2014, the Company’s then acting President and Chief Executive Officer, David Blitz, served on a consultative basis until March 2014 at the rate of $25,000 per annum. In March 2014, David Blitz resigned as President and Chief Executive Officer, and the Company’s Board of Directors appointed Hunter C. Gary, then a director of the Company, as the Company's President and Chief Executive Officer with a salary of $200,000 per annum. According to Mr. Gary’s employment agreement with the Company, any bonus to Mr. Gary will be determined from time to time by the Company’s Board of Directors in its sole discretion. Mr. Gary has not received any equity-based compensation. Since March 2014, David Blitz has continued to serve in a consultative capacity as the Company’s Treasurer and Secretary at the rate of $25,000 per annum.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 2015 with respect to (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. All information is based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to the Company.

Name and Address of Beneficial Owner (1)	Number of Shares Amount and Nature of Beneficial Ownership		Percentage of Common Stock Owned(2)
Carl C. Icahn	17,824,678	(3)	67.81%
767 Fifth Avenue
New York, New York 10153
James R. Broach	3,300	(4)	*
Hunter C. Gary	—		*
Peter S. Liebert, M.D.	8,834		*
Jack G. Wasserman	10,000	(4)	*
David Blitz	5,000	(4)	*
c/o Joel Popkin & Company, P.C.
1430 Broadway (Suite 1805)
New York, NY 10018
All executive officers and directors as a group (5 persons)	27,134		0.10%

_____________________

* Less than one percent

(1)         Except as otherwise indicated above, the address of each stockholder identified above is c/o the Company, 767 Fifth Avenue, New York, NY 10153. Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2)         Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 15, 2015, that may be exercised within 60 days after such date for purposes of computing the percentage of Common Stock owned by such person, but not for purposes of computing the percentage of Common Stock owned by any other person. None of the persons listed above held options as of March 15, 2015.

(3)         Based on the most recent filings of SEC Form 4 and Schedule 13D by the reporting party. Includes 7,653,193 shares of Common Stock held by High River Limited Partnership and 7,538,692 shares of Common Stock held by Barberry Corp. Mr. Carl Icahn is the sole shareholder of Barberry Corp. and Barberry Corp. owns 100% of the equity in Hopper Investments L.L.C. which is the general partner of High River Limited Partnership. Mr. Carl Icahn is married to Mr. Hunter C. Gary’s mother-in-law. Mr. Gary is a director of Cadus and the President and Chief Executive Officer of Cadus.

(4)         Based on the most recent filing of SEC Form 4 by the reporting party.

Equity Compensation Plan Information.

The following table sets forth certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of Cadus were authorized for issuance as of December 31, 2014:

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

Since January 1, 2014, except for transactions in respect of the brokerage services of Bayswater Brokerage Florida LLC as described below, the Company has not been a participant in any transaction with a “related person” (as defined in Item 404 of Regulation S-K) where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, nor is any such transaction currently proposed. The Company recognizes that related person transactions can present potential or actual conflicts of interest. Accordingly, if a proposed transaction appears to or does involve a related person, and the amount involved exceeds $60,000, the transaction must be presented to the Board of Directors for its review and approval or ratification. The Board of Directors may retain and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction. Related party transactions where the amount involved does not exceed $60,000 do not require formal Board of Directors approval, but must be disclosed to the Board of Directors. The foregoing procedures are designed to ensure that transactions with related persons are fair to the Company and in the Company’s best interests.

Bayswater Brokerage Florida LLC (“Bayswater”) is providing brokerage services to the Company on a non-exclusive basis. Carl C. Icahn, a major beneficial shareholder of Cadus, is also indirectly the principal shareholder of Bayswater; Jack Wasserman, a director and the lead independent director of Cadus is a director of Bayswater’s indirect parent; and Hunter C. Gary, a director and President and Chief Executive Officer of Cadus, is a senior vice president of Bayswater’s indirect parent and Vice President, Secretary and Treasurer of Bayswater. Barberry Corp., of which Carl Icahn is the sole shareholder, is a significant shareholder of Cadus. Pursuant to an agreement between Barberry Corp. and Cadus, to the extent Bayswater receives any compensation for such brokerage services, Barberry Corp. will make capital contributions to Cadus for the full amount of any such compensation received by Bayswater. Barberry Corp. will not be issued stock of the Company or any other consideration in connection with any such capital contributions. In connection with closings for the acquisition of residential properties in 2014, Bayswater received an aggregate of $728,900 in respect of brokerage services provided to Cadus, and capital contributions for this amount were made to Cadus by Barberry Corp.

James Broach provided consulting services to the Company for patent and license related matters during the first three quarters of 2014, for which he was paid an aggregate amount of $9,000. Such consulting services terminated at the end of the third quarter of 2014.

In May 2004, the Board of Directors appointed David Blitz the acting President, Chief Executive Officer, Treasurer and Secretary of the Company at the rate of $25,000 per annum for the interim period during which the Company continued its search for a new Chief Executive Officer. In 2013, the Company paid $25,000 to Mr. Blitz in such capacities. From March 2014, when Hunter C. Gary was appointed President and Chief Executive Officer of the Company, Mr. Blitz has continued to serve as the Company’s Treasurer and Secretary at the rate of $25,000 per annum. Mr. Blitz remains an employee of Joel Popkin & Co., P.C., in which capacity he will continue to perform the Company’s internal accounting as he has done since March 2000. The Company paid Joel Popkin & Co. $35,111 such accounting services and $4,000 for tax preparation services performed in 2014 and currently anticipates that it will pay similar amounts for such services in 2015.

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

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees incurred by the Company for the services of its principal accountants in 2014 and 2013:

	2014	2013
Audit Fees	$40,244	$36,522
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$31,951	$—

Audit fees consist of services rendered to the Company for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s quarterly financial statements and related services.

All other fees of $31,951 consist of services rendered to the Company in connection with the Company’s rights offering for the issuance of its common stock pursuant to its S-1 filing with the Securities and Exchange Commission that became effective April 28, 2014.

The Company’s policy is that, before accountants are engaged by the Company to render audit or non-audit services, the engagement is approved by Cadus’s Board of Directors. Cadus’s Board of Directors approved Baker Tilly Virchow Krause, LLP’s engagement as the Company’s independent auditors for the fiscal year ending December 31, 2014 before Baker Tilly Virchow Krause, LLP was so engaged. All of the 2014 services described above were approved by the Board of Directors.

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

(c)	Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this annual report.

Exhibit No.	Description of Document

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cadus Pharmaceutical Corporation ("Cadus"), as filed with the Secretary of State of Delaware on June 20, 2003, and Amended and Restated Certificate of Incorporation of Cadus, as filed with the Secretary of State of Delaware on July 22, 1996 (incorporated by reference to Exhibit 3.1 of Cadus’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003).

3.2	By-laws of Cadus (incorporated by reference to Exhibit 3.4 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

4.1	Specimen of Common Stock Certificate of Cadus (incorporated by reference to Exhibit 4.1 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

4.2	Cadus Pharmaceutical Corporation 1996 Incentive Plan Cadus (incorporated by reference to Exhibit 10.3 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

4.3	Amendment to Cadus Pharmaceutical Corporation 1996 Incentive Plan (incorporated by reference to Exhibit 4.2.1 of Cadus’s Registration Statement on Form S-8 (Registration No. 333-21871), filed with the Securities and Exchange Commission on February 14, 1997).

4.4	Form of Incentive Stock Option Agreement utilized in connection with issuances of stock options under the Cadus Pharmaceutical Corporation 1996 Incentive Plan (incorporated by reference to Exhibit 4.2.2 of Cadus’s Registration Statement on Form S-8 (Registration No. 333-21871), filed with the Securities and Exchange Commission on February 14, 1997).

10.1	Form of Indemnification Agreement entered into between Cadus and its directors and officers (incorporated by reference to Exhibit 10.1 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

10.2	Form of Agreement Regarding Assignment of Inventions, Confidentiality and Non-Competition (incorporated by reference to Exhibit 10.4 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

10.3	Consulting Agreement between Cadus and James R. Broach, dated February 1, 1994 (incorporated by reference to Exhibit 10.18 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

10.7	AS IS” Residential Contract for Sale and Purchase, effective December 19, 2013, with MB 2013 LLC, as buyer, as amended (incorporated by reference to Exhibit 10.11 of Cadus’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2014).

10.12	Letter Agreement, effective as of February 4, 2014, between Barberry Corp. and Cadus (incorporated by reference to Exhibit 10.12 of Cadus’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2014).

10.13	Employment Agreement, dated March 5, 2014, between Cadus and Hunter C. Gary (incorporated by reference to Exhibit 10.1 of Cadus’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2014).

21	List of Subsidiaries of Cadus Corporation (incorporated by reference to Exhibit 21 of Cadus’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2014).

23	Consent of Baker Tilly Virchow Krause, LLP.*

24	Power of Attorney (filed as part of the signature page to this Report).*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

_________________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADUS CORPORATION

By:	/s/ Hunter C. Gary
Hunter C. Gary, President and Chief Executive Officer

Date: March 31, 2015

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

Name	Title	Date

/s/ Hunter C. Gary	President and Chief Executive Officer,	March 31, 2015
Hunter C. Gary	and Director (Principal Executive Officer)

/s/ David Blitz	Treasurer and Secretary	March 31, 2015
David Blitz	(Principal Financial Officer and Principal
Accounting Officer)

/s/ James R. Broach	Director	March 31, 2015
James R. Broach

/s/ Peter S. Liebert	Director	March 31, 2015
Peter S. Liebert

/s/ Jack G. Wasserman	Director	March 31, 2015
Jack G. Wasserman

CADUS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cadus Corporation

New York, New York

We have audited the accompanying consolidated balance sheets of Cadus Corporation and Subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cadus Corporation and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/BAKER TILLY VIRCHOW KRAUSE, LLP

New York, New York
March 31, 2015

CADUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS
Assets:
Cash and cash equivalents	$11,877,951	$22,134,451
Cash - escrow	-	110,000
Interest receivable	156	172
Prepaid and other current assets	12,498	7,090
Real estate held for development	30,183,696	-

Investment in other ventures	193,101	193,457

Patents, net	1	32,236
	$42,267,403	$22,477,406
Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accrued expenses and other current liabilities	$84,583	$60,610
Total liabilities	84,583	60,610

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value. Authorized 35,000,000 shares at December 31, 2014 and 2013; issued 26,429,747 shares at December 31, 2014 and 13,285,707 shares at December 31, 2013, outstanding 26,288,080 shares at December 31, 2014 and 13,144,040 shares at December 31, 2013	264,297	132,857
Additional paid-in capital	80,291,992	59,847,443
Accumulated deficit	(38,073,394)	(37,263,429)
Treasury stock - at cost	(300,075)	(300,075)
Total stockholders' equity	42,182,820	22,416,796

Total liabilities and stockholders' equity	$42,267,403	$22,477,406

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013

Total revenues	$-	$-

Costs and expenses
General and administrative	612,265	340,430
Amortization of patent costs	32,235	86,433
Start-up real estate costs	152,895	23,442
Loss from equity in other ventures	356	355
Total costs and expenses	797,751	450,660

Operating (loss)	(797,751)	(450,660)

Other income
Interest income	8,957	2,678
Total other income	8,957	2,678

(Loss) before income tax provision	(788,794)	(447,982)

Provision for franchise and income taxes	21,171	39,724

Net (loss)	$(809,965)	$(487,706)

Basic and diluted net (loss) per share	$(0.04)	$(0.04)

Weighted average shares of common stock outstanding - basic and diluted	20,628,841	13,144,040

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance at December 31, 2012	13,285,707	$132,857	$59,847,443	$(36,775,723)	141,667	$(300,075)	$22,904,502

Net loss for the year ended December 31, 2013	-	-	-	(487,706)	-	-	(487,706)

Balance at December 31, 2013	13,285,707	132,857	59,847,443	(37,263,429)	141,667	(300,075)	22,416,796

Exercise of common stock rights offering, net	13,144,040	131,440	19,715,649	-		-	19,847,089

Capital contributed by stockholder	-	-	728,900	-	-	-	728,900

Net Loss for the year ended December 31, 2014	-	-	-	(809,965)	-	-	(809,965)

Balance at December 31, 2014	26,429,747	$264,297	$80,291,992	$(38,073,394)	141,667	$(300,075)	$42,182,820

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013

Cash flows from operating activities:

Net loss	$(809,965)	$(487,706)
Adjustments to reconcile net loss to net cash (used in) operating activities Amortization of patent costs	32,235	86,433
Loss from equity in other ventures	356	355
Changes in assets and liabilities:
Increase in real estate held for development	(30,183,696)
(Increase) in prepaid and other current assets	(5,408)	(1,050)
Decrease (increase) in cash escrow	110,000	(110,000)
Decrease in interest receivable	16	158
Increase (decrease) in accrued expenses and other current liabilities	23,973	(30,407)

Net cash (used in) operating activities	(30,832,489)	(542,217)

Financing activities
Capital contributed by stockholder	728,900	-
Proceeds from exercise of common stock rights, less offering costs	19,847,089	-

Net cash provided by financing activities	20,575,989	-

Net (decrease) in cash and cash equivalents	(10,256,500)	(542,217)

Cash and cash equivalents - beginning of year	22,134,451	22,676,668

Cash and cash equivalents - end of year	$11,877,951	$22,134,451

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(1)	Organization

Cadus Corporation (“Cadus”) was incorporated on January 23, 1992, under the laws of the State of Delaware. Cadus changed its name to Cadus Corporation from Cadus Pharmaceutical Corporation on June 20, 2003.

Until July 30, 1999, Cadus devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, Cadus sold its drug discovery assets to OSI Pharmaceuticals, Inc. (“OSI”) and ceased its internal drug discovery operations and research efforts for collaborative partners. Subsequent to the sale of its drug discovery assets to OSI, Cadus had continued to license, and seek to license, its technologies. In December 2001, Cadus organized a wholly owned subsidiary, Cadus Technologies, Inc. and transferred its yeast-based drug discovery technologies to Cadus Technologies, Inc. However, the Company has not received any revenues from the licensing of its technologies since 2010 and has not entered into a new license for its technologies since 2000. The Company has decided not to maintain or seek to license its drug discovery technologies.

In recent years, Cadus has also sought to use all or a portion of its available cash, and where appropriate, seek additional debt or equity financing, to acquire or invest in one or more companies or other assets. Although it pursued a number of prospective acquisitions, none was consummated. Cadus may continue to consider various acquisitions or investments. However, it believes that there may be opportunities to profit from purchasing land and residential homes for construction or renovation and resale in areas of the United States where there may be increases in real estate value. In that connection, beginning in the fourth quarter of 2013, Cadus’ Board of Directors began to explore such opportunities in Florida and determined that Cadus should seek to purchase individual homes or individual residential lots for purposes of renovation or construction and resale. In that connection in the fourth quarter of 2013 the company formed three new subsidiaries, Blivet LLC, MB 2013 LLC and Happy Dragon LLC, through which it has purchased such homes and lots for such purposes.

(2)	Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of Cadus and its wholly owned subsidiaries, Cadus Technologies, Inc., Blivet LLC, MB 2013 LLC and Happy Dragon LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segments: the purchase of homes and land for purposes of renovation or construction and resale.

(b)	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $11,200,483 at December 31, 2014 and $20,169,373 at December 31, 2013.

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(2)	Significant Accounting Policies (continued)

(c)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. Concentration of credit risk with respect to cash and cash equivalents is limited, as the Company’s cash and cash equivalents are primarily with high quality financial institutions.

(d)	Patents

Patents represent the costs of developing the patents of $1,439,820 that are amortized on a straight-line basis principally over seventeen years. At December 31, 2014 and 2013, accumulated amortization is $1,439,819 and $1,407,584. Amortization expense amounted to $32,235 for the year ended December 31, 2014 and $86,433 for the year ended December 31, 2013. The Company reviews the carrying value of its patents whenever events or changes in circumstances indicate that the historical cost carrying value of the patents may no longer be appropriate.

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

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of dilutive common stock equivalents (stock options). There were no outstanding stock options for the two years ended December 31, 2014 and 2013.

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

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(2)	Significant Accounting Policies (continued)

(h)	Fair Value of Financial Instruments

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accounts payable approximate fair value. The fair value of the Company’s investments in a privately held company is not readily available. The Company believes the fair values of this investment in a privately held company approximated its respective carrying values at December 31, 2014 and 2013.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. From time to time, the cash balances exceed the Federal Depository Insurance Coverage Limit. At December 31, 2014, the cash balance was $11,877,951. The Company places its cash with high credit quality financial institution.

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

Comprehensive income is comprised of net (loss) income and other comprehensive (losses) income (or OCI). OCI includes certain changes in stockholders’ equity that are excluded from net (loss) income. Specifically, the Company includes in OCI changes in unrealized gains and losses on its available-for-sale securities. There was no comprehensive income for the years ended December 31, 2014 and December 31, 2013.

(k)	Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

(3)	Investments in Other Ventures

In December 1996, Cadus issued a $150,000 promissory note bearing interest at 7% per annum in exchange for a 42% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which the controlling shareholder of Cadus is beneficial owner of the general partner. The principal amount and interest thereon was paid in December 1998.

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(3)	Investments in Other Ventures (continued)

In addition, Cadus purchased for $160,660 in cash, a 47% limited partnership interest in Laurel from Tortoise Corporation, a corporation wholly-owned by the shareholder. Laurel's purpose was to invest, directly or indirectly, in securities of biotechnology companies. Cadus is not required to make any additional investment in Laurel. As of and for the year ended December 31, 2014, Laurel’s assets and net loss totaled $314,389 and $399, respectively. The investment is accounted for under the equity method with the recognition of losses limited to Cadus's capital contributions. For the years ended December 31, 2014 and 2013, Cadus recognized a loss of $356 and $355, respectively, related to the investment. The Company’s investment in Laurel of $193,101 and $193,457 at December 31, 2014 and 2013, respectively, is reflected as investments in other ventures in the accompanying consolidated balance sheets.

(4)	Income Taxes

Deferred tax assets of approximately $9,633,000 at December 31, 2014 and $9,912,000 at 2013, respectively, relate principally to net operating loss carry-forwards of $20,133,000 and $19,341,000, research and development credit carry-forwards of $1,500,000. An offsetting valuation allowance has been established for the full amount of the deferred tax assets to reduce such assets to zero, as a result of the significant uncertainty regarding their ultimate realization. The aggregate valuation allowance decreased $279,000 in 2014 and decreased $982,000 in 2013.

The Company’s net operating loss carry-forwards and research and development credit carry-forwards noted above expire in various years from 2018 to 2034. The net operating loss carry-forwards and the research and development carry-forwards expire as follows:

Year	Net Operating Loss Carry-forward	Research and Development Credit Carry-forward

2018	$8,949,000	$935,000
2019	5,810,000	565,000
2020	275,000	-
2022	267,000	-
2023	514,000	-
2024-2034	4,318,000	-

The Company’s ability to utilize such net operating loss, research and development credit carry-forwards and equity losses on investments may be subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986. The Company’s tax provision for each year represents an amount for New York state tax on capital.

The Company follows the provision of FASB guidance for accounting for uncertainty in income taxes dated January 1, 2007. The guidance requires the Company to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standards, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2014 and 2013, the Company had no material unrecognized tax benefits. As a result, no interest or penalties were accrued for unrecognized tax benefits during the years. The Company’s open tax years are 2011, 2012 and 2013.

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(5)	Stock Options

Effective May 10, 1996, the 1993 Plan was replaced by the 1996 Incentive Plan ("the 1996 Plan") with respect to all future awards to Cadus' employees and consultants. The options granted under the 1996 Plan may be either incentive stock options or nonqualified options. In December 1996, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and such increase was approved by the stockholders of Cadus in June 1997. In December 1997, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased to 1,833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and approved by the stockholders of Cadus in June 1998. On December 31, 2014 1,745,388 shares of stock remained available for awards under the 1996 Plan.

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

There was no activity under the 1996 Plan for the years ending December 31, 2014 and 2013. The Company has no options outstanding during the years ended December 31, 2014 and 2013.

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	December 31
	2014	2013

Accrued real estate costs	$63,772	$—
Accrued professional fees	13,496	60,610
Other	7,315	—
	$84,583	$60,610

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(7)	Related Party Transactions

James Broach, a member of Cadus’ Board of Directors, provides consulting services to the Company for patent and license related matters, for which he was paid $9,000 and $12,000 in calendar years 2014 and 2013, respectively. These consulting services were recorded as a component of general and administrative expenses during each of the respective periods. No amounts were included in accrued expenses as of December 31, 2014 and 2013.

Mr. David Blitz , formerly Chief Executive Officer of the Company from May 2004 to May 2014, and from May 2014 the Treasurer and Secretary of the Company, was paid $25,000 in 2014 and in 2013. Mr. Blitz remains an employee of Joel Popkin & Co. P.C., in which capacity he has performed the Company’s internal accounting since March 2000. The Company paid Joel Popkin & Co., $35,111 and $47,080 for such accounting services in 2014 and 2013, respectively, and $4,000 and $4,500 in 2014 and 2013, respectively, for tax preparation services.

Bayswater Brokerage Florida LLC (“Bayswater”) provides brokerage services to the Company on a non-exclusive basis. Carl C. Icahn, the controlling shareholder of Cadus, is also indirectly the principal shareholder of Bayswater. Barberry Corp. is a significant shareholder of Cadus and is owned entirely by Mr. Icahn. Pursuant to an agreement between Barberry Corp. and Cadus, to the extent Bayswater receives any compensation for brokerage services provided to the Company; Barberry Corp. will make capital contributions to Cadus for the full amount thereof. Barberry Corp. is not issued stock or given other consideration in connection with such capital contributions. The cash contributed by Barberry Corp. through December 31, 2014 pursuant to this arrangement was $728,900.

(8)	Commitments and Contingencies

Lease Commitments

Cadus currently leases storage space on a month-to-month basis. Storage expense for the years ended December 31, 2014 and 2013 amounted to $12,600 and $12,600, respectively.

(9)	Real Estate Operations

In connection with the Company’s program to purchase residential properties for purposes of renovation or construction and resale, as of December 31, 2014, the Company had purchased for an aggregate original purchase price of approximately $29.9 million, and continued to own, through two indirect wholly-owned subsidiaries, twelve residential properties in Miami-Dade County, Florida and one residential property in East Hampton, New York.

The Company incurred $152,895 in real estate expenses through December 31, 2014, consisting of utilities, maintenance and other operating costs and expenses with respect to properties acquired, as well as transaction costs and expenses, including legal fees and inspection costs, in connection with the proposed acquisition of properties not acquired.

Real estate held for development is recorded at cost. The cost of residential property includes the purchase price of the property, legal fees and other acquisition costs (e.g., recording, title search, survey, lien and permit searches, and inspection costs). Costs directly related to planning, developing and constructing a property are capitalized and classified as real estate held for development in the consolidated balance sheets. Capitalized development costs include interest, property taxes, insurance, and other direct project costs incurred during the period of development.

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(9)	Real Estate Operations (continued)

After acquisition, real estate held for development is analyzed periodically for changes in fair values and any subsequent write down in charged to operating expenses. The Company did not have such a write down during the year ended December 31, 2014.

(10)	Sale of Common Stock

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

