Form 10-Q
period 2015-03-31
CADUS CORP
filed 2015-05-15
CIK 911148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐             No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of April 30, 2015 was 26,288,080.

CADUS CORPORATION

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of our plans, strategies and objectives for our future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words. Although Cadus Corporation (the “Company”) believes that the expectations reflected in our forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to the Company's ability to acquire residential homes or land for renovation or construction and resale, the Company’s ability to engage contractors to perform such renovation and construction, the Company’s ability to sell such renovated or new homes at a profit, the Company’s ability to acquire or invest in other businesses or assets, the Company’s capital needs and uncertainty of future funding, as well as other risks and uncertainties discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2014. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Assets:
Real estate held for development	$30,590,798	$30,183,696
Cash and cash equivalents	11,260,618	11,877,951
Interest receivable	93	156
Prepaid and other assets	93,125	12,498

Investment in other ventures	192,977	193,101
Patents, net	1	1
Total assets	$42,137,612	$42,267,403

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accrued expenses and other liabilities	$178,306	$84,583
Total liabilities	178,306	84,583

Commitments

Stockholders’ equity:
Common stock	264,297	264,297
Additional paid-in capital	80,291,992	80,291,992
Accumulated deficit	(38,296,908)	(38,073,394)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	41,959,306	42,182,820
Total liabilities and stockholders’ equity	$42,137,612	$42,267,403

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Total revenues	$-0-	$-0-
Costs and expenses:
General and administrative expenses	208,080	253,970
Real estate expenses	15,589	95,747
Amortization of patent costs	-0-	21,608
Loss from equity in other ventures	124	126
Total costs and expenses	223,793	371,451
Operating loss	(223,793)	(371,451)
Other income:
Interest income	279	344
Loss before provision for income taxes	(223,514)	(371,107)
Provision for income taxes	-	-
Net loss	$(223,514)	$(371,107)
Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.01)	$(0.03)
Weighted average shares of common stock outstanding – basic and diluted	26,288,080	13,144,040

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(223,514)	$(371,107)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of patent costs	-0-	21,608
Loss from equity in other ventures	124	126
Changes in assets and liabilities:
Increase in prepaid and other assets	(80,564)	(37,382)
Increase in escrow deposits	-0-	(974,500)
Increase in real estate investments	(407,102)	(10,640,879)
Increase in accrued expenses and other liabilities	93,723	246,442

Net cash used in operating activities	(617,333)	(11,755,692)
Financing activities:
Capital contributed by shareholder	-0-	268,526
Deferred stock registration costs	-0-	(27,424)
Net cash provided by financing activities	-0-	241,102
Net decrease in cash and cash equivalents	(617,333)	(11,514,590)
Cash and cash equivalents - beginning of period	11,877,951	22,134,451
Cash and cash equivalents - end of period	$11,260,618	$10,619,861

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 1	Organization and Basis of Preparation

The information presented as of March 31, 2015 and for the three month period then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2014 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2014.

In connection with the Company’s program for the purchase of individual homes or residential lots for purposes of renovation or construction and resale, in the fourth quarter of 2013 the company formed three new subsidiaries, Blivet LLC, MB 2013 LLC and Happy Dragon LLC.

The consolidated financial statements include the accounts of Cadus and its wholly owned subsidiaries, Cadus Technologies, Inc., Blivet LLC, MB 2013 LLC and Happy Dragon LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment: the purchase of homes and land for purposes of renovation or construction and resale. The Company has decided not to maintain or seek to license its drug discovery technologies.

The results of operations for the three month period ended March 31, 2015 is not necessarily indicative of the results to be expected for the year ending December 31, 2015.

Note - 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $10,900,820 at March 31, 2015 and there were cash equivalents of $11,200,483 at December 31, 2014.

Note - 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options). There were no outstanding stock options for the three months ended March 31, 2015 and 2014.

Note - 4	Fair Value of Financial Instruments

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

Company believes the fair value of this investment in a privately held company approximated its carrying value at March 31, 2015 and December 31, 2014.

Note - 5	Real Estate Operations

In connection with the Company’s program to purchase residential properties for purposes of renovation or construction and resale, as of March 31, 2015, the Company had purchased for an aggregate original price of approximately $29.9 million, and continued to own, through two indirect wholly-owned subsidiaries, twelve residential properties in Miami-Dade County, Florida and one residential property in East Hampton, New York.

The company incurred $15,589 in real estate expenses for the three months ended March 31, 2015, consisting of utilities, maintenance and other operating costs and expenses with respect to properties acquired.

Real estate held for development is recorded at cost. The cost of residential property includes the purchase price of the property, legal fees and other acquisition costs (e.g. recording, title search, survey, lien and permit searches, and inspection costs). Costs directly related to planning, developing and constructing a property are capitalized and classified as real estate held for development in the consolidated balance sheets. Capitalized development costs include interest, property taxes, insurance, and other direct project costs incurred during the period of development.

After acquisition, real estate held for development is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. The Company did not have such a write down during the three months ended March 31, 2015.

Note - 6	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
Architect costs	$-0-	$50,638
Franchise tax	-0-	7,315
Real estate taxes	73,287	-0-
License fee	25,000	-0-
Legal	27,038	5,314
Accounting	32,398	2,000
Property maintenance	7,684	3,506
Insurance	4,772	9,544
Director’s fees	4,875	-0-
Stockholder relations	2,928	6,266
Sundry	324	-0-
	$178,306	$84,583

Note - 7	Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was incorporated in 1992 and until July 30, 1999, devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, the Company sold its drug discovery assets and ceased its internal drug discovery operations and research efforts for collaborative partners. Subsequent to the sale of its drug discovery assets, the Company had continued to license, and seek to license, its technologies. The Company has received no revenues from the licensing of its technologies since 2010, has not entered into a new license for its technologies since 2000, and has determined not to maintain or seek to license its drug discovery technologies. In recent years, the Company had also sought to use all or a portion of its available cash, and where appropriate, seek additional debt or equity financing, to acquire or invest in one or more companies or other assets. Although it pursued a number of prospective acquisitions, none was consummated.

Since the fourth quarter of 2013, the Company has sought opportunities to profit from purchasing individual homes or individual residential lots for purposes of renovation or construction and resale in Miami-Dade County, Florida, although the Company has also purchased a single-family residential zoned vacant lot in East Hampton, New York. In addition to its real estate activities, the Company may continue to consider acquisitions or investments in various other industries.

At March 31, 2015, the Company had an accumulated deficit of approximately $38.3 million. The Company’s losses have resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. As a result of the sale of its drug discovery assets and the cessation of its internal drug discovery operations and research efforts for collaborative partners, the Company ceased to have research funding revenues and substantially reduced its operating expenses. The Company expects to generate revenues in the future only if it is able to profit from its real estate operations.

Results of Operations

Three Month Ended March 31, 2015 and 2014.

Revenues

There were no revenues for the three months ended March 31, 2015 and for the three months ended March 31, 2014.

Costs and Expenses

General and Administrative Expenses decreased to $208,080 for the three months ended March 31, 2015 from $253,970 for the same period in 2014. Professional fees decreased by $87,207 from those incurred for the three months ended March 31, 2014 in connection with required filings with the SEC in 2014 as a result of the Company ceasing to be a shell company. Payroll and payroll taxes increased by $32,293 due to the employment of the Company’s President for the entire quarter in 2015. Shareholder Relations increased by $8,384 due to the Annual Shareholder’s Meeting in January 2015. There were other net increases of $640.

Real estate expenses for the three months ended March 31, 2015 were $15,589 consisting of maintenance and utilities for properties owned. Real estate expenses for the three months ended March 31, 2014 were

Results of Operations (Continued)

$95,747 consisting of operating and legal expenses in connection with properties that were acquired and negotiations for properties that were not acquired.

For the three months ended March 31, 2015 and 2014, the Company recognized a loss of $124 and $126, respectively, in its investment in Laurel Partners Limited Partnership.

Interest Income

Interest income for the three months ended March 31, 2015 was $279 compared to interest income of $344 for the same period in 2014. This decrease is attributable primarily to a decrease in funds being invested.

Net (Loss)

Net loss for the three months ended March 31, 2015 was $223,514 compared to a net loss of $371,107 for the same period in 2014. The decrease in net loss can be principally attributed to a decrease in general and administrative expenses of $45,890 and a decrease in real estate expenses of $80,158, a decrease in amortization of patent costs of $21,608 and a decrease in interest income of $65.

Liquidity and Capital Resources

At March 31, 2015, the Company held cash and cash equivalents of $11.3 million.

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

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2014 as filed with the Securities and Exchange Commission on March 31, 2015.

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

CADUS CORPORATION
(Registrant)

Dated: May 15, 2015	By:	/s/ Hunter C. Gary
Hunter C. Gary
President and Chief Executive Officer

Dated: May 15, 2015	By:	/s/ David Blitz
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

