Form 10-Q
period 2015-06-30
CADUS CORP
filed 2015-08-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0-28674

CADUS CORPORATION

(Exact Name of Registrant as Specified on its Charter)

Delaware	13-3660391
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue Suite 4700, New York, New York	10153
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(212) 702-4300

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

Yes ☐            No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of July 31, 2015 was 26,288,080.

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

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

Assets:
Real estate held for development	$31,164,786	$30,183,696
Cash and cash equivalents	10,578,730	11,877,951
Interest receivable	85	156
Prepaid and other assets	68,070	12,498
Investment in other ventures	192,662	193,101
Patents, net	1	1
Total assets	$42,004,334	$42,267,403

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accrued expenses and other liabilities	$177,605	$84,583
Total liabilities	177,605	84,583

Commitments and contingencies

Stockholders’ equity:
Common stock	264,297	264,297
Additional paid-in capital	80,291,992	80,291,992
Accumulated deficit	(38,429,485)	(38,073,394)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	41,826,729	42,182,820
Total liabilities and stockholders’ equity	$42,004,334	$42,267,403

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Total revenues	$-0-	$-0-
Costs and expenses:
General and administrative expenses	116,825	110,894
Real estate expenses	16,106	78,440
Amortization of patent costs	-0-	10,627
Loss from equity in other ventures	315	247
Total costs and expenses	133,246	200,208
Operating loss	(133,246)	(200,208)
Other income:
Interest income	668	3,481
Loss before provision for income taxes	(132,578)	(196,727)
Provision for income taxes	-0-	-0-
Net loss	$(132,578)	$(196,727)
Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.01)	$(0.01)
Weighted average shares of common stock outstanding – basic and diluted	26,288,080	16,795,162

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Total revenues	$-0-	$-0-
Costs and expenses:
General and administrative expenses	324,905	364,864
Real estate expenses	31,695	174,187
Amortization of patent costs	-0-	32,235
Loss from equity in other ventures	439	373
Total costs and expenses	357,039	571,659
Operating loss	(357,039)	(571,659)
Other income:
Interest income	948	3,825
Loss before provision for income taxes	(356,091)	(567,834)
Provision for income taxes	-0-	-0-
Net loss	$(356,091)	$(567,834)
Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.01)	$(0.04)
Weighted average shares of common stock outstanding – basic and diluted	26,288,080	14,969,601

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(356,091)	$(567,834)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of patent costs	-0-	32,235
Loss from equity in other ventures	439	373
Changes in assets and liabilities:
Increase in prepaid and other assets	(55,501)	(33,265)
Increase in escrow deposits	-0-	(467,653)
Increase in real estate investments	(981,090)	(20,883,351)
Increase in accrued expenses and other liabilities	93,022	54,955
Net cash used in operating activities	(1,299,221)	(21,864,540)
Financing activities:
Capital contributed by shareholder	-0-	515,900
Sale of common stock less registration costs	-0-	19,847,089
Net cash provided by financing activities	-0-	20,362,989
Net decrease in cash and cash equivalents	(1,299,221)	(1,501,551)
Cash and cash equivalents - beginning of period	11,877,951	22,134,451
Cash and cash equivalents - end of period	$10,578,730	$20,632,900

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 1	Organization and Basis of Preparation

The information presented as of June 30, 2015 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted as permitted by the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2014 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2014.

In connection with the Company’s program for the purchase of individual homes or residential lots for purposes of renovation or construction and resale, in the fourth quarter of 2013 the company formed three subsidiaries, Blivet LLC, MB 2013 LLC and Happy Dragon LLC.

The consolidated financial statements include the accounts of Cadus and its wholly owned subsidiaries, Cadus Technologies, Inc., Blivet LLC, MB 2013 LLC and Happy Dragon LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment: the purchase of homes and land for purposes of renovation or construction and resale. As previously reported, the Company will not maintain or seek to license its drug discovery technologies.

The results of operations for the six month period ended June 30, 2015 is not necessarily indicative of the results to be expected for the year ending December 31, 2015.

Note - 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $10,201,093 at June 30, 2015 and there were cash equivalents of $11,200,483 at December 31, 2014.

Note - 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options). There were no outstanding stock options for the six months ended June 30, 2015 and 2014.

Note - 4	Fair Value of Financial Instruments

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accrued expenses approximate fair value. The fair value of the Company’s investment in a privately held company is not readily available. The Company believes the fair value of this investment in a privately held company approximated its carrying value at June 30, 2015 and December 31, 2014.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 5	Real Estate Operations

In connection with the Company’s program to purchase residential properties for purposes of renovation or construction and resale, as of June 30, 2015, the Company had purchased for an aggregate original price of approximately $29.9 million, and continued to own, through two indirect wholly-owned subsidiaries, twelve residential properties in Miami-Dade County, Florida and one residential property in East Hampton, New York.

The company incurred $31,695 in real estate expenses for the six months ended June 30, 2015, consisting of utilities, maintenance and other operating costs and expenses with respect to properties acquired.

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

After acquisition, real estate held for development is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. The Company did not have such a write down during the six months ended June 30, 2015.

Note - 6	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
Architect costs	$-0-	$50,638
Franchise tax	-0-	7,315
Real estate taxes	145,574	-0-
License fee	25,000	-0-
Legal	540	5,314
Accounting	-0-	2,000
Property maintenance	5,361	3,506
Insurance	-0-	9,544
Transfer agent	630	-0-
Stockholder relations	-0-	6,266
Sundry	500	-0-
	$177,605	$84,583

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 7	Recently Issued Accounting Standards

Recent accounting pronouncements issued by the Financial Accounting Standards Board did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since the fourth quarter of 2013, the Company has sought opportunities to profit from purchasing individual homes or individual residential lots for purposes of renovation or construction and resale in Miami-Dade County, Florida; the Company has purchased a single-family residential zoned vacant lot in East Hampton, New York. In addition to its real estate activities, the Company may continue to consider acquisitions or investments in other industries.

At June 30, 2015, the Company had an accumulated deficit of approximately $38.4 million. The Company’s losses have resulted principally from costs incurred in connection with its prior biomedical research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. The Company expects to generate revenues in the future only if it is able to profit from its real estate operations.

Results of Operations

Three Months Ended June 30, 2015 and 2014.

Revenues

There were no revenues for the three months ended June 30, 2015 and for the three months ended June 30, 2014.

Costs and Expenses

General and Administrative Expenses increased to $116,825 for the three months ended June 30, 2015 from $110,894 for the same period in 2014. Patent costs increased by $6,228 due to the maintenance of some patents. There were other net decreases of $297.

Real estate expenses for the three months ended June 30, 2015 were $16,106 consisting of maintenance and utilities for properties owned. Real estate expenses for the three months ended June 30, 2014 were $78,440 consisting of operating and legal expenses for properties acquired and negotiations for properties that were not acquired.

Results of Operations (Continued)

For the three months ended June 30, 2015 and 2014, the Company recognized a loss of $315 and $247, respectively, in its investment in Laurel Partners Limited Partnership.

Interest Income

Interest income for the three months ended June 30, 2015 was $668 compared to interest income of $3,481 for the same period in 2014. This decrease is attributable primarily to a decrease in funds being invested.

Net (Loss)

Net loss for the three months ended June 30, 2015 was $132,578 compared to a net loss of $196,727 for the same period in 2014. The decrease in net loss can be principally attributed to a decrease in real estate expenses of $62,334 and a decrease in patent amortization of $10,627, offset by an increase in general and administrative expenses of $5,931 and a decrease in interest income of $2,813.

Six Months Ended June 30, 2015 and 2014.

Revenues

There were no revenues for the six months ended June 30, 2015 and for the six months ended June 30, 2014.

Costs and Expenses

General and administrative expenses decreased to $324,905 for the six months ended June 30, 2015 from $364,864 for the same period in 2014. Professional fees decreased by $88,129 for the six months ended June 30, 2015 from those incurred for the same period in 2014 due to required filings with the Securities and Exchange Commission in 2014 as a result of the Company ceasing to be a shell company. Payroll and payroll taxes increased by $33,209 due to the employment of the Company’s President for the entire six months in 2015. Shareholder relations increased by $9,407 due to printing and mailing costs and service fees relating to the Annual Shareholder’s Meeting in December 2014. There were other net increases of $5,554.

Real estate expenses for the six months ended June 30, 2015 were $31,695 consisting of maintenance and utilities for properties owned. Real estate expenses for the six months ended June 30, 2014 were $174,187 consisting of operating and legal expenses in connection with properties that were acquired and negotiations for properties that were not acquired.

For the six months ended June 30, 2015 and 2014, the Company recognized a loss of $439 and $373, respectively, in its investment in Laurel Partners Limited Partnership.

Interest Income

Interest income for the six months ended June 30, 2015 was $948 compared to interest income of $3,825 for the same period in 2014. This decrease is attributable primarily to a decrease in funds being invested.

Results of Operations (Continued)

Net (Loss)

Net loss for the six months ended June 30, 2015 was $356,091 compared to a net loss of $567,834 for the same period in 2014. The decrease in net loss can be principally attributed to an decrease in general and administrative expenses of $39,959, a decrease in real estate expenses of $142,492, and a decrease in patent amortization of $32,235, offset by a decrease in interest income of $2,877.

Liquidity and Capital Resources

At June 30, 2015, the Company held cash and cash equivalents of $10.6 million.

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

CADUS CORPORATION

     (Registrant)

Dated: August 14, 2015	By:	/s/ Hunter C. Gary
Hunter C. Gary
President and Chief Executive Officer

Dated: August 14, 2015	By:	/s/ David Blitz
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