Form 10-Q
period 2015-09-30
CADUS CORP
filed 2015-11-13
CIK 911148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐            No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of October 31, 2015 was 26,288,080.

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

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Assets:
Real estate held for development	$31,984,842	$30,183,696
Cash and cash equivalents	9,790,688	11,877,951
Interest receivable	79	156
Prepaid and other assets	81,993	12,498
Investment in other ventures	192,670	193,101
Patents, net	1	1
Total assets	$42,050,273	$42,267,403

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accrued expenses and other liabilities	$322,584	$84,583
Total liabilities	322,584	84,583

Commitments and contingencies

Stockholders’ equity:
Common stock	264,297	264,297
Additional paid-in capital	80,291,992	80,291,992
Accumulated deficit	(38,528,525)	(38,073,394)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	41,727,689	42,182,820
Total liabilities and stockholders’ equity	$42,050,273	$42,267,403

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Total revenues	$-0-	$-0-
Costs and expenses:
General and administrative expenses	97,325	117,887
Real estate expenses	13,933	25,213
(Income) from equity in other ventures	(8)	(7)
Total costs and expenses	111,250	143,093
Operating loss	(111,250)	(143,093)
Other income:
Interest income	255	4,712
Loss before provision for income taxes	(110,995)	(138,381)
(Benefit from) provision for income taxes	(11,955)	2,172
Net loss	$(99,040)	$(140,553)
Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.00)	$(0.01)
Weighted average shares of common stock outstanding – basic and diluted	26,288,080	26,288,080

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Total revenues	$-0-	$-0-
Costs and expenses:
General and administrative expenses	422,230	482,751
Real estate expenses	45,628	199,400
Amortization of patent costs	-0-	32,235
Loss from equity in other ventures	431	366
Total costs and expenses	468,289	714,752
Operating loss	(468,289)	(714,752)
Other income:
Interest income	1,203	8,537
Loss before provision for income taxes	(467,086)	(706,215)
(Benefit from) provision for income taxes	(11,955)	2,172
Net loss	$(455,131)	$(708,387)
Basic and diluted (loss) per weighted average share of common stock outstanding	$(0.02)	$(0.04)
Weighted average shares of common stock outstanding – basic and diluted	26,288,080	18,742,427

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(455,131)	$(708,387)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of patent costs	-0-	32,235
Loss from equity in other ventures	431	366
Changes in assets and liabilities:
Increase in prepaid and other assets	(69,418)	(14,385)
Decrease in escrow deposits	-0-	110,000
Increase in real estate held for development	(1,801,146)	(29,917,249)
Increase in accrued expenses and other liabilities	238,001	157,668
Net cash used in operating activities	(2,087,263)	(30,339,752)
Financing activities:
Capital contributed by shareholder	-0-	635,900
Sale of common stock less registration costs	-0-	19,847,089
Net cash provided by financing activities	-0-	20,482,989
Net decrease in cash and cash equivalents	(2,087,263)	(9,856,763)
Cash and cash equivalents - beginning of period	11,877,951	22,134,451
Cash and cash equivalents - end of period	$9,790,688	$12,277,688

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 1	Organization and Basis of Preparation

The information presented as of September 30, 2015 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted as permitted by the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2014 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2014.

The consolidated financial statements include the accounts of Cadus and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment: the purchase of homes and land for purposes of renovation or construction and resale. As previously reported, the Company will not maintain or seek to license its drug discovery technologies.

The results of operations for the nine month period ended September 30, 2015 is not necessarily indicative of the results to be expected for the year ending December 31, 2015.

Note - 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $9,301,348 at September 30, 2015 and there were cash equivalents of $11,200,483 at December 31, 2014.

Note - 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options). There were no outstanding stock options for the nine months ended September 30, 2015 and 2014.

Note - 4	Fair Value of Financial Instruments

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accrued expenses approximate fair value. The fair value of the Company’s investment in a privately held company is not readily available. The Company believes the fair value of this investment in a privately held company approximated its carrying value at September 30, 2015 and December 31, 2014.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 5	Real Estate Operations

In connection with the Company’s program to purchase residential properties for purposes of renovation or construction and resale, as of September 30, 2015, the Company had purchased for an aggregate original price of approximately $29.9 million, and continued to own, through two indirect wholly-owned subsidiaries, twelve residential properties in Miami-Dade County, Florida and one residential property in East Hampton, New York. The Company is currently in the process of renovating two homes for resale. The Company is also in the process of obtaining permits for the construction of homes on three of its properties.

The company incurred $45,628 in real estate expenses for the nine months ended September 30, 2015, consisting of utilities, maintenance and other operating costs and expenses with respect to properties acquired.

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

After acquisition, real estate held for development is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. The Company did not have such a write down during the nine months ended September 30, 2015.

Note - 6	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2015	December 31, 2014
Architect costs	$30,140	$50,638
Franchise tax	-0-	7,315
Real estate taxes	219,111	-0-
Construction costs	60,249	-0-
Legal	1,446	5,314
Accounting	4,000	2,000
Property maintenance	3,792	3,506
Insurance	-0-	9,544
Payroll	3,846	-0-
Stockholder relations	-0-	6,266
	$322,584	$84,583

Note - 7	Recently Issued Accounting Standards

Recent accounting pronouncements issued by the Financial Accounting Standards Board did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company seeks opportunities to profit from the purchase of individual homes or individual residential lots for purposes of renovation or construction and resale. The Company is currently in the process of renovating two homes for resale. The Company is also in the process of obtaining permits for the construction of homes on three of its properties. Previously the Company had been involved in the development and application of drug discovery technologies and later in the licensing of its technologies. In addition to its real estate activities, the Company may consider acquisitions or investments in other industries.

At September 30, 2015, the Company had an accumulated deficit of approximately $38.5 million. The Company’s losses have resulted principally from costs incurred in connection with its prior biomedical research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. The Company expects to generate revenues in the future only if it is able to profit from its real estate operations.

Results of Operations

Three Months Ended September 30, 2015 and 2014.

Revenues

There were no revenues for the three months ended September 30, 2015 and for the three months ended September 30, 2014.

Costs and Expenses

General and administrative expenses decreased to $97,325 for the three months ended September 30, 2015 from $117,887 for the same period in 2014. Patent license fee decreased to $12,500 due to a credit given by licensor, professional fees decreased by $6,841, bank charges decreased by $3,731, offset by net increases of $2,510.

Real estate expenses for the three months ended September 30, 2015 were $13,933 consisting of maintenance and utilities for properties owned. Real estate expenses for the three months ended September 30, 2014 were $25,213 consisting of operating and legal expenses for properties acquired and negotiations for properties that were not acquired.

For the three months ended September 30, 2015 and 2014, the Company recognized income of $8 and $7, respectively, in its investment in Laurel Partners Limited Partnership.

Interest Income

Interest income for the three months ended September 30, 2015 was $255 compared to interest income of $4,712 for the same period in 2014. This decrease is attributable primarily to a decrease in funds being invested.

Results of Operations (Continued)

Net (Loss)

Net loss for the three months ended September 30, 2015 was $99,040 compared to a net loss of $140,553 for the same period in 2014. The decrease in net loss can be principally attributed to a decrease in general and administrative expenses of $20,562, a decrease in real estate expenses of $11,280 and a decrease in franchise taxes of $14,127, offset by a decrease in interest income of $4,457.

Nine Months Ended September 30, 2015 and 2014.

Revenues

There were no revenues for the nine months ended September 30, 2015 and for the nine months ended September 30, 2014.

Costs and Expenses

General and administrative expenses decreased to $422,230 for the nine months ended September 30, 2015 from $482,751 for the same period in 2014. Professional fees decreased by $94,970 for the nine months ended September 30, 2015 from those incurred for the same period in 2014 principally due to required filings with the Securities and Exchange Commission in 2014 as a result of the Company ceasing to be a shell company. Patent license fee decreased by $12,500 due to a credit given by the licensor. Payroll and payroll taxes increased by $35,341 due to the employment of the Company’s President for the entire nine months in 2015. Shareholder relations increased by $12,216 due to printing and mailing costs and service fees relating to the Annual Shareholder’s Meeting in December 2014. There were other net increases of $608.

Real estate expenses for the nine months ended September 30, 2015 were $45,628 consisting of maintenance and utilities for properties owned. Real estate expenses for the nine months ended September 30, 2014 were $199,400 consisting of operating and legal expenses in connection with properties that were acquired and negotiations for properties that were not acquired.

For the nine months ended September 30, 2015 and 2014, the Company recognized a loss of $431 and $366, respectively, in its investment in Laurel Partners Limited Partnership.

Interest Income

Interest income for the nine months ended September 30, 2015 was $1,203 compared to interest income of $8,537 for the same period in 2014. This decrease is attributable primarily to a decrease in funds being invested.

Net (Loss)

Net loss for the nine months ended September 30, 2015 was $455,131 compared to a net loss of $708,387 for the same period in 2014. The decrease in net loss can be principally attributed to a decrease in general and administrative expenses of $60,521, a decrease in real estate expenses of $153,772, a decrease in patent amortization of $32,235, and a decrease in franchise taxes of $14,127 offset by a decrease in interest income of $7,334.

Results of Operations (Continued)

Liquidity and Capital Resources

At September 30, 2015, the Company held cash and cash equivalents of $9.8 million.

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

CADUS CORPORATION
(Registrant)

Dated: November 13, 2015	By:	/s/ Hunter C. Gary
Hunter C. Gary
President and Chief Executive Officer

Dated: November 13, 2015	By:	/s/ David Blitz
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

