Form 10-K
period 2015-12-31
CADUS CORP
filed 2016-03-30
CIK 911148

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                     to

Commission File Number	0-28674

CADUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3660391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue
New York, New York	10153
(Address of principal executive offices)	(Zip Code)

Company's telephone number, including area code:	(212) 702-4300

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No: ☒

As of June 30, 2015, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $11,220,236.44.

Number of shares outstanding of each class of Common Stock, as of March 15, 2016: 26,288,080 shares.

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

General

Cadus Corporation (“Cadus”) was incorporated under the laws of the State of Delaware in January 1992 and until July 30, 1999 devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, Cadus sold its drug discovery assets and ceased its internal drug discovery operations and research efforts for collaborative partners. Its corporate web site may be found at www.caduscorp.com. Beginning in the fourth quarter of 2013, Cadus’s Board of Directors began to explore opportunities to profit from purchasing land and residential homes for construction or renovation and resale where there may be increases in real estate value and determined that Cadus should seek to purchase individual homes or individual residential lots for purposes of renovation or construction and resale. Cadus formed directly or indirectly wholly-owned subsidiaries (such subsidiaries together with Cadus Technologies, Inc. which holds the intellectual property associated with the Company’s prior business, the “Subsidiaries,” and Cadus together with its Subsidiaries, the “Company”) through which it would purchase such homes and lots for such purposes.

The Company has predominantly concentrated its real estate acquisition, renovation and construction activities in south Florida. The Company bought its first residential properties in February 2014. As of March 15, 2016, the Company had purchased and continued to own twelve single-family residential zoned properties in Miami-Dade County, Florida. The majority of the properties are waterfront properties. In addition the Company has purchased and continues to own an approximately one-acre single-family residential zoned vacant lot in East Hampton, New York.

Of its twelve properties in Miami-Dade County, ten are slated for the construction of new single-family homes, although certain of these properties may be sold without undertaking construction. One of the remaining two properties has been renovated and the other is currently undergoing renovation and expansion.

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

Depending on the availability of transactions acceptable to Cadus, all of Cadus’ available cash may be utilized, and Cadus may seek debt or equity financing. Although no such acquisitions or investments are currently contemplated, Cadus may also consider other acquisitions or investments in various industries.

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

The Company believes that long-term fundamentals for home renovation and new home construction remain intact. At the same time, the Company is seeing a rise in construction costs.

Property Acquisition

In connection with the Company’s program to purchase residential properties for purposes of renovation or construction and resale, as of March 15, 2016, the Company has purchased for an aggregate original purchase price of approximately $29.9 million, and continues to own, through two indirect wholly-owned subsidiaries, twelve residential properties in Miami-Dade County, Florida and one residential property in East Hampton, New York. Of the properties in Miami-Dade County, when purchased, eight properties had existing homes on them and three properties were vacant lots (one of which was subsequently subdivided into two equal lots). The Company does not currently intend to purchase additional properties until it has sold sufficient properties from its existing inventory of properties. To date, with the exception of the East Hampton property, the Company has concentrated its real estate activities in Miami-Dade County, Florida.

Demolition, Construction and Renovation

When individual homes are purchased, Cadus intends, as appropriate, to renovate them for resale or to demolish them for new home construction. When vacant lots are purchased, Cadus intends to construct new homes on them. In some cases, the Company may resell acquired land without undertaking construction.

As of March 15, 2016, the Company’s existing inventory or properties consisted of twelve residential properties in Miami-Dade County, Florida and one property in East Hampton, New York at the following addresses: (i) 700 88th Street, Surfside, FL 33154(first of two vacant lots located at this address); (ii) 700 88th Street, Surfside, FL 33154 (second of two vacant lots located at this address; this lot currently does not have its own street address, but has a folio number); (iii) 1420 Biscaya Drive, Surfside, FL 33154; (iv) 1211 Stillwater Drive, Miami Beach, FL 33141; (v) 2535 Shelter Avenue, Miami Beach, FL 33140; (vi) 2555 Shelter Avenue, Miami Beach, FL 33140; (vii) 11400 N. Bayshore Drive, North Miami, FL 33181; (viii) 11404 N. Bay Shore Drive, North Miami, FL 33181; (ix) 241 Atlantic Isle, Sunny Isles Beach, FL 33160; (x) 18970 North Bay Road, Sunny Isles Beach, FL 33160; (xi) 3506 Main Lodge Drive, Coconut Grove, FL 33133; (xii) 3437 N. Moorings Way, Miami, FL 33133; and (xiii) 65 East Hollow Road, East Hampton, NY 11937. As of that date, all were vacant lots, except for the properties at 3506 Main Lodge Drive (where renovation and expansion of the existing home was under way), 3437 Moorings Way (where renovation of the existing home had been completed) and 2535 Shelter Avenue (where the demolition permit for the existing home had yet to be issued). The homes at 3506 Main Lodge Drive and 3437 Moorings Way are currently listed for sale, as are the vacant lots at 1420 Biscaya Drive, 1211 Stillwater Drive, 18970 North Bay Road and one of the two vacant lots at 700 88th Street.

The Company has engaged the architectural firm of Max Strang Architecture, Inc. for schematic design (including floor plans, design renderings and construction budgets) and other architectural services with respect to homes to be built on the Florida properties and is in the process of identifying an architectural firm and builder with respect to the home to be built on the East Hampton, New York property. Schematic designs have been completed for ten of the Florida properties. Construction drawings have been prepared for three of the Florida properties and are in process for a fourth property. A construction permit has been obtained with respect to 2535 Shelter Avenue property. Construction drawings have been submitted in order to obtain construction permits for the 700 88th Street and 2555 Shelter Avenue properties. Construction drawings are currently under preparation for the 241 Atlantic Isle property. As the Company releases new homes into the market, its plan is to begin construction on spec or custom homes on other of its properties. Renderings of proposed construction on certain of the Company’s properties may be found at the Company’s web site: www.caduscorp.com.

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

Brokerage Services Provided by Bayswater Brokerage Florida LLC

Bayswater Brokerage Florida LLC (“Bayswater”) provides brokerage services to the Company. Carl C. Icahn, the controlling shareholder of Cadus, is also indirectly the principal shareholder of Bayswater; Jack Wasserman, a director and the lead independent director of Cadus is a director of Bayswater’s indirect parent; and Hunter C. Gary, a director and President and Chief Executive Officer of Cadus, is a Senior Vice President of Bayswater’s indirect parent and Vice President, Secretary and Treasurer of Bayswater. Barberry Corp., of which Carl Icahn is the sole shareholder, is a significant shareholder of Cadus. Pursuant to an agreement between Barberry Corp. and Cadus, to the extent Bayswater receives any compensation for such brokerage services, Barberry Corp. makes capital contributions to Cadus for the full amount of any such compensation received by Bayswater. Barberry Corp. is not issued stock of the Company or given other consideration in connection with any such capital contributions.

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

Patents

As of March 1, 2016, Cadus Technologies, Inc., Cadus’s wholly-owned subsidiary, is the assignee of nine issued U.S. patents covering aspects of its yeast technology. The Company has not received any revenues from the licensing of its patents since 2010 and has not entered into a new license for its patents since 2000. The Company no longer maintains or seeks to license its patents.

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

Changes in international, national and regional economic conditions, as well as local economic conditions where the Company conducts its operations and where prospective purchasers of its homes currently live, may result in more caution on the part of homebuyers and, consequently, fewer home purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels, changes in mortgage interest rates, changes in tax laws and rates, and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand for and the pricing of the Company’s homes, which could cause the Company’s operating revenues and profitability to decline. Such reductions in the Company’s revenues and profitability could, in turn, negatively affect the market price of the Company’s securities.

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

The Company is subject to government regulation which could cause it to incur significant liabilities or restrict its business activities.

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

History of Operating Losses

The Company has incurred operating losses in each year since its inception with the exception of 2002. At December 31, 2015, the Company had an accumulated deficit of approximately $38.7 million. The Company’s losses have resulted principally from costs incurred in connection with its previous research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income.

Uncertainty of Utilization of Operating Loss and Research and Development Credit Carryforwards.

The Company had a net operating loss carryforward of approximately $20.7 million and a research and development credit carryforward of approximately $1.5 million at December 31, 2015. These net operating loss carryforwards and the research and development credit carryforward expire in various years from 2018 to 2035. The Company's ability to utilize such net operating loss and research and development credit carryforwards for income tax savings is subject to certain conditions and may be subject to certain limitations in the future due to ownership changes, if any, as defined by rules enacted with the Tax Reform Act of 1986. As such, there can be no assurance that the Company will be able to utilize such carryforwards.

Uncertainty of Access to Capital

There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

Control by Existing Stockholders; Concentration of Stock Ownership

Carl C. Icahn beneficially owns, as of March 15, 2016, approximately 67.81% of the outstanding shares of Common Stock. As a result, Mr. Icahn, acting alone, will be able to control most matters requiring approval by the stockholders of the Company, including the election of directors, the adoption of charter amendments, and the approval of mergers and other extraordinary corporate transactions. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2015 fiscal year and that remain unresolved.

Item 2.	Properties.

As part of the Company’s program to purchase individual homes or individual residential lots in the United States, with a focus currently on Florida, for purposes of renovation or construction and resale, Cadus currently owns through an indirect wholly-owned subsidiary, twelve residential properties in Miami-Dade County, Florida and one property in East Hampton, New York at the following addresses: (i) 700 88th Street, Surfside, FL 33154(first of two vacant lots located at this address); (ii) 700 88th Street, Surfside, FL 33154 (second of two vacant lots located at this address; this lot currently does not have its own street address, but has a folio number); (iii) 1420 Biscaya Drive, Surfside, FL 33154; (iv) 1211 Stillwater Drive, Miami Beach, FL 33141; (v) 2535 Shelter Avenue, Miami Beach, FL 33140; (vi) 2555 Shelter Avenue, Miami Beach, FL 33140; (vii) 11400 N. Bayshore Drive, North Miami, FL 33181; (viii) 11404 N. Bay Shore Drive, North Miami, FL 33181; (ix) 241 Atlantic Isle, Sunny Isles Beach, FL 33160; (x) 18970 North Bay Road, Sunny Isles Beach, FL 33160; (xi) 3506 Main Lodge Drive, Coconut Grove, FL 33133; (xii) 3437 N. Moorings Way, Miami, FL 33133; and (xiii) 65 East Hollow Road, East Hampton, NY 11937. Cadus had leased storage space on a month-to-month basis in Tarrytown, New York since 1999, vacated the premises on February 29, 2016 and terminated the lease effective as of March 1, 2016.

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

Fiscal Year 2015	High	Low
First quarter ended March 31, 2015	$1.47	$1.28
Second quarter ended June 30, 2015	$1.65	$1.33
Third quarter ended September 30, 2015	$1.33	$1.00
Fourth quarter ended December 31, 2015	$1.38	$1.09

Fiscal Year 2014	High	Low
First quarter ended March 31, 2014	$1.76	$1.42
Second quarter ended June 30, 2014	$1.80	$1.41
Third quarter ended September 30, 2014	$1.89	$1.42
Fourth quarter ended December 31, 2014	$1.60	$1.37

As of March 15, 2016, there were approximately 46 holders of record of Cadus’s Common Stock.

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

Overview

Cadus Corporation (“Cadus”) was incorporated under the laws of the State of Delaware in January 1992 and until July 30, 1999 devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. On July 30, 1999, Cadus sold its drug discovery assets and ceased its internal drug discovery operations and research efforts for collaborative partners. Cadus has a wholly owned subsidiary, Cadus Technologies, Inc. (“Cadus Technologies”), which holds all patents, patent applications, know how, licenses and drug discovery technologies of the Company. Subsequent to the sale of its drug discovery assets, Cadus had continued to license, and seek to license, its technologies. However, the Company has not received any revenues from the licensing of its technologies since 2010 and has not entered into a new license for its technologies since 2000. The Company does not maintain or seek to license its drug discovery technologies.

In recent years, Cadus has also sought to use all or a portion of its available cash, and where appropriate, seek additional debt or equity financing, to acquire or invest in one or more companies or other assets. Although it pursued a number of prospective acquisitions, none was consummated. Cadus may continue to consider various acquisitions or investments. However, it believes that there may be opportunities to profit from purchasing land and residential homes for construction or renovation and resale in areas of the United States where there may be increases in real estate value. In that connection, beginning in the fourth quarter of 2013, Cadus’ Board of Directors began to explore such opportunities in south Florida and determined that Cadus should seek to purchase individual homes or individual residential lots for purposes of renovation or construction and resale. Cadus formed directly or indirectly wholly-owned subsidiaries (such subsidiaries together with Cadus Technologies, the “Subsidiaries,” and Cadus together with its Subsidiaries, the “Company”) through which it would purchase such homes and lots for such purposes.

The Company has concentrated its real estate acquisition, renovation and construction activities in Florida. The Company bought its first residential properties in Florida in February 2014. As of December 31, 2015, the Company had purchased and continued to own twelve single-family residential zoned properties in Miami-Dade County, Florida. The majority of the properties are waterfront properties. In addition the Company has purchased and continues to own an approximately one-acre single-family residential zoned vacant lot in East Hampton, New York.

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

Of its twelve properties in Miami-Dade County, ten are slated for the construction of new single-family homes, although certain of these properties may be sold without undertaking construction. One of the remaining two properties has been renovated and the other is currently undergoing renovation and expansion. Nine of the ten properties slated for new construction are currently vacant lots and the Company has applied for a demolition permit with respect to the remaining property. Schematic design work (including floor plans, design renderings and construction budgets) has been completed for all ten of the properties to undergo construction. Upon completion of this phase, the Company has moved to construction drawings and the obtaining of construction permits for certain of the properties with actual construction anticipated to commence this year. As the Company releases new homes into the market, its plan is to begin construction on spec or custom homes on other of its properties. The Company is in the process of identifying an architectural firm and builder with respect to the home to be built on the East Hampton, New York property.

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

The company has incurred operating losses in each year since its inception except for an operating gain of approximately $214,000 for the year ended December 31, 2002. At December 31, 2015, the Company had an accumulated deficit of approximately $38.7 million. The Company’s losses resulted principally from costs incurred in connection with its research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income.

In March 2014 the Company appointed Hunter C. Gary as the company’s President and Chief Executive Officer with a salary of $200,000 per annum. For the year ended December 31, 2015 the Company incurred general and administrative expenses of $547,190 which included payroll costs of $210,772, legal fees of $101,084, bookkeeping, accounting and tax preparation fees of $87,633 and patent and license fees of $16,272.

The Company also incurred real estate expenses of $69,715 consisting of utilities, maintenance and other operating costs and expenses with respect to properties owned.

Since the company had no revenues, it incurred a net loss of $603,389 for the year ended December 31, 2015.

The following critical accounting policies are important to understanding the Company’s financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see Note 2 and Note 9 to our consolidated financial statements.

Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company is required to estimate its income taxes in each of the jurisdiction in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included with the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, it must establish a valuation allowance. To the extent it establishes a valuation allowance or increases this allowance in a period, the Company must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets.

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

Result of Operations

Years Ended December 31, 2015 and 2014

Revenues

There were no revenues for 2015 and 2014.

Operating Expenses

General and administrative expenses decreased to $547,190 in 2015 from $612,265 in 2014. Payroll and payroll taxes for the new President increased by $31,588 as a result of his being employed the entire year in 2015. Professional fees decreased by $90,050 as a result of less required filings with the SEC in 2015. Stockholders’ relations increased by $10,786 due to the OTC listing. Patent and license fees decreased by $13,838 due to the Company ceasing to maintain its patents and licenses in 2015. There were other net decreases of $3,561.

Real Estate Expenses

In 2015 real estate expenses were $69,715 consisting of utilities, maintenance and other operating expenses for properties owned. In 2014, the Company incurred $152,895 in real estate expenses consisting of utilities, maintenance and other operating costs and expenses with respect to properties acquired as well as transaction costs and expenses, including legal fees and inspection costs in connection with the proposed acquisition of properties not acquired.

Equity in other Ventures

The Company recognized losses of $409 and $356 for the years ended December 31, 2015 and 2014 from the Company’s investment in Laurel Partners Limited Partnership.

Interest Income

Interest income for 2015 decreased to $1,924 from $8,957 for 2014 due to a decrease in funds being invested.

Net Loss

Net loss for 2015 was $603,389, compared to a net loss of $809,965 for 2014. The decrease in the loss is attributable to a decrease in general and administrative expenses of $65,075, a decrease in real estate expenses of $83,180, a $32,234 decrease in amortization of patent costs, a decrease in franchise taxes of $33,173, offset by a decrease in interest income of $7,033 and an increase in loss from equity in other ventures of $53.

Liquidity and Capital Resources

At December 31, 2015 the Company held cash of $8.9 million.

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

Net Operating Loss Carryforwards

At December 31, 2015, the Company had tax net operating loss carryforwards of approximately $20,745,000 and research and development credit carryforwards of approximately $1,500,000 which expire in years 2018 through 2035. Such net operating loss carryforwards may be utilized under certain conditions as a deduction against future income and such development credit carryforwards may be utilized under certain circumstances as an offset against future taxes. The Company’s ability to utilize such net operating loss and research and development credit carryforwards may be subject to certain limitations in the future due to ownership changes, if any, as defined by rules enacted with the Tax Reform Act of 1986. The Company presently maintains a full valuation allowance against its deferred tax assets and on its assessment of the likelihood of realization.

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

Management, which is comprised of the Company’s President and Chief Executive Officer and the Company’s Treasurer, who performs functions similar to those of a principal financial officer, assessed the Company’s internal control over financial reporting as of December 31, 2015, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

During the quarter ended December 31, 2015, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to the executive officers and directors of the Company as of March 15, 2016 is set forth below:

Name	Age	Position
James R. Broach, Ph.D.	68	Director
Hunter C. Gary	41	Director, President and Chief Executive Officer
Peter S. Liebert, M.D.(1)	80	Director
Jack G. Wasserman(1)(2)	79	Director
David Blitz	84	Treasurer and Secretary

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

Hunter C. Gary became a director of Cadus in February 2014 and President and Chief Executive Officer of Cadus in March 2014. He has served as Senior Vice President of Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion since November 2010. At Icahn Enterprises L.P., Mr. Gary is responsible for monitoring portfolio company operations, implementing operational value enhancement as well as leading the real estate segment of Icahn Enterprises L.P. Prior to that time, Mr. Gary was employed by Icahn Associates Corporation, an affiliate of Icahn Enterprises L.P., in various roles since June 2003, most recently as the Chief Operating Officer of Icahn Sourcing LLC (now known as Insight Portfolio Group LLC). Mr. Gary has been a director of: The Pep Boys – Manny, Moe & Jack, an automotive parts installer and retailer, since February 2016; IEH Auto Parts LLC, a distributor of automotive aftermarket parts, since June 2015; Ferrous Resources Limited, an iron ore mining company with operations in Brazil, since June 2015; Herbalife Ltd., a nutrition company, since April 2014; PSC Metals Inc., a metal recycling company, since May 2012; XO Holdings, a provider of telecom services, since September 2011; Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts, since March 2010; and WestPoint Home LLC, a home textiles manufacturer, since June 2007. Mr. Gary has also been a member of the Executive Committee of ACF Industries LLC, a railcar manufacturing company, since July 2015. Mr. Gary was previously a director of: Federal-Mogul Corporation, a supplier of automotive powertrain and safety components, from October 2012 to February 2016; American Railcar Industries, Inc., a railcar manufacturing company, from January 2008 to June 2015; Voltari Corporation, a company in the business of acquiring, financing and leasing commercial real estate properties, from October 2007 to September 2015; and Viskase Companies Inc., a meat casing company, from August 2012 to June 2015. ACF Industries, American Railcar Industries, Cadus Corporation, Federal-Mogul Holdings Corporation, Ferrous Resources Limited, IEH Auto Parts LLC, The Pep Boys, PSC Metals Inc., Tropicana Entertainment Inc., Viskase Companies, Voltari Corporation, XO Holdings and WestPoint Home each are indirectly controlled by Carl C. Icahn. Mr. Icahn also has non-controlling interests in Herbalife through the ownership of securities. Mr. Gary received his B.S. with senior honors from Georgetown University as well as a certificate of executive development from Columbia Graduate School of Business. The Board of Directors has concluded that Mr. Gary should serve as a director of Cadus because of his experience with respect to real estate matters along with his extensive experience in dealing with operations matters for a variety of companies, which, in addition to his service on other boards, enables him to advise our board on a range of matters including operations and oversight.

Peter S. Liebert, M.D., became a director of Cadus in April 1995. Dr. Liebert has been a pediatric surgeon in private practice since 1968 and is Chief of Pediatric Surgery at the Stamford Hospital in Stamford, Connecticut. He is a past president of the Westchester Surgical Society. He is also a past president of the Westchester County Medical Society and is currently Chairman of its Finance Committee and a member of the Westchester County Board of Health. He is also Chairman of the Board of Rx Vitamins, Inc., a vitamins and supplements company. Dr. Liebert served as a director of ImClone Systems Incorporated, a biotechnology company, from October 2006 to November 2008. Dr. Liebert holds an M.D. from Harvard University Medical School and a B.A. from Princeton University. In addition, Dr. Liebert is currently enrolled in an MBA program in finance and healthcare management at The Hagen School of Iona College, New Rochelle, New York and it is anticipated he will complete the program in May 2016. The Board of Directors has concluded that Dr. Liebert should serve as a director of Cadus because of his experience on the Board of Directors of Cadus and as a director of another public company.

Jack G. Wasserman has served as a director of Cadus since May 1996 and as the lead independent director of its Board of Directors since March 2014. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida, and the District of Columbia. From 1966 until 2001 he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm and its predecessors. Since September 2001 Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Since 1993 he has been a director of Icahn Enterprises G.P., Inc. (formerly American Property Investors, Inc.), the general partner of Icahn Enterprises L.P. (formerly American Real Estate Partners, L.P.). Mr. Carl C. Icahn controls Icahn Enterprises G.P. and its subsidiaries. Since Icahn Enterprises L.P. owns the Tropicana hotels and casinos, Mr. Wasserman has been licensed by the gaming regulators of the states of New Jersey, Nevada, Indiana, Louisiana and Mississippi. On March 11, 2004, Mr. Wasserman was appointed to the Board of Directors of Triarc Companies, Inc. and was elected to the Board in June 2004; in 2008 Triarc acquired Wendy’s Inc. and changed its name to Wendy’s/Arby’s Group Inc. which, in turn, became The Wendy's Company after its sale of Arby's in 2011. Thereafter, Mr. Wasserman served until June 2015 as a director and member of Wendy’s audit and compensation committees and as chairman of its ERISA committee. Mr. Wasserman received a B.A. from Adelphi University, a J.D. from Georgetown University Law Center, and a Graduate Diploma from Johns Hopkins University School of Advanced International Studies in Bologna, Italy. In 2007 he received a professional Certificate in Financial Analysis from New York University’s School of Continuing and Professional Studies. The Board of Directors has concluded that Mr. Wasserman should serve as a director of Cadus because of his considerable experience as a lawyer and experience as a director of public companies.

David Blitz became Treasurer and Secretary of Cadus in May 2004. From May 2004 until March 2014, he also served as acting President and Chief Executive Officer of Cadus. Mr. Blitz, a certified public accountant, is a retired partner of Deloitte & Touche, was employed by Joel Popkin & Co., P.C. from January 1990 until November 2015, and following Citrin Cooperman’s acquisition of Joel Popkin & Co. in November 2015 was employed by Citrin Cooperman until March 2016. Mr. Blitz, as an employee of Joel Popkin & Co., P.C. and subsequently, has been performing Cadus Corporation's internal accounting since March 2000. He earned his B.A. in Economics from Brooklyn College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Cadus’s directors and executive officers, and persons who own more than ten percent of a registered class of Cadus’s equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock of Cadus. Reporting persons are required by SEC regulation to furnish the Company with copies of all such filed reports. To Cadus’s knowledge, based solely on a review of copies of such filed reports furnished to Cadus, all of Cadus’s directors, officers and greater than ten percent beneficial owners made all required filings with the SEC during fiscal year 2015 in a timely manner.

Code of Ethics

Cadus has not adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions due to the fact that in recent years it has had limited operations and only one or two officers. As operations increase in connection with the Cadus’s real estate activities, Cadus anticipates that it may consider the adoption of a code of ethics sometime in the future.

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

Board Leadership Structure and Role in Risk Oversight

The structure of our Board of Directors does not include a chairman, but does include a lead independent director who, in consultation with the chief executive officer, prepares the agendas for meetings of the Board of Directors, presides at meetings of the Board of Directors, is apprised of inquiries from shareholders and, when necessary and appropriate, is involved in responding to any such inquiries. The lead independent director may also request that certain documents be sent to all other directors, and is responsible for signing engagement letters for accountants, auditors, legal counsel, and such other persons as the Company or the Board of Directors may engage.

The Board of Directors takes an active role in risk oversight related to the Company and much of this role has been in overseeing the development and implementation of cash management policies.

Item 11.         Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus in all capacities for the fiscal years ended December 31, 2015 and 2014, by (i) all individuals serving as Cadus’s principal executive officer or principal financial officer, or acting in a similar capacity, (ii) the three most highly compensated executive officers other than the executive officers in clause (i), who were serving as executive officers at the end of such fiscal year and (iii) up to two additional most highly compensated executive officers who would have otherwise been included in clause (ii) but for the fact that they were not serving as executive officers at the end of such fiscal year (collectively, the “Named Executive Officers”):

Summary Compensation Table For 2015 and 2014 Fiscal Years

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Hunter C. Gary (1)	2015	$200,000	—	—	$200,000
President and Chief Executive Officer	2014	$169,231	—	—	$169,231

David Blitz (2)	2015	$25,000	—	—	$25,000
President and Chief Executive Officer, Treasurer and Secretary	2014	$25,000	—	—	$25,000

(1)	Mr. Hunter C. Gary, from his appointment in March 2014, has served as President and Chief Executive Officer of the Company at the rate of $200,000 per annum. According to Mr. Gary’s employment agreement with the Company, any bonus to Mr. Gary will be determined from time to time by the Company’s Board of Directors in its sole discretion.
(2)	Mr. David Blitz had served as the Company’s acting President and Chief Executive Officer, Treasurer and Secretary from May 2004 until March 2014 at the rate of $25,000 per annum. From March 2014, when Hunter C. Gary was appointed President and Chief Executive Officer of the Company, Mr. Blitz has continued to serve as the Company’s Treasurer and Secretary at the rate of $25,000 per annum.

Grants of Plan Based Awards

There were no grants by Cadus of awards to Named Executive Officers during the fiscal year ended December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End

No Named Executive Officer had any outstanding Cadus equity awards as of December 31, 2015.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2015, no Named Executive Officer exercised any stock option, stock appreciation right or similar instrument and no Cadus stock (including any restricted stock, restricted stock unit or similar instrument) vested for any Named Executive Officer.

Director Compensation

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus by its directors (other than directors who are also Named Executive Officers) in all capacities for the fiscal year ended December 31, 2015:

Director Compensation Table For 2015 Fiscal Year

Name	Fees Earned or Paid in Cash ( $) (1)	All Other Compensation ($)	Total ($)

James R. Broach	$6,000	—	$6,000
Peter S. Liebert	$6,000	—	$6,000
Jack G. Wasserman	$7,500	—	$7,500

(1)	In 2015, each non-employee director received $6,000 in annual compensation, with $1,500 in additional annual compensation paid to the lead independent director.

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

As of March 1, 2016, there were no outstanding stock options granted under the 1996 Incentive Plan.

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

Compensation Discussion and Analysis

Introduction

The Compensation Committee of the Board of Directors of Cadus is responsible for determining and administering the Company’s compensation policies for the remuneration of Cadus’s officers. The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective. In 2015, Cadus had no officers other than Hunter C. Gary, its President and Chief Executive Officer from March 2014 with a salary of $200,000 per annum, and David Blitz, who served in a consultative capacity as the Company’s President and Chief Executive Officer, Treasurer and Secretary until Mr. Gary’s appointment as President and Chief Executive Officer in March 2014 and thereafter as the Company’s Treasurer and Secretary, in each case, at the rate of $25,000 per annum. Accordingly, the following report of the Compensation Committee is not entirely applicable to calendar year 2015 but is presented for an historical perspective.

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

Compensation of the Chief Executive Officer

The philosophy, factors and criteria of the Compensation Committee generally applicable to the Company’s officers have historically been applicable to the Chief Executive Officer. However, in 2014, the Company’s then acting President and Chief Executive Officer, David Blitz, served on a consultative basis until March 2014 at the rate of $25,000 per annum. In March 2014, David Blitz resigned as President and Chief Executive Officer, and the Company’s Board of Directors appointed Hunter C. Gary, then a director of the Company, as the Company's President and Chief Executive Officer with a salary of $200,000 per annum. According to Mr. Gary’s employment agreement with the Company, any bonus to Mr. Gary will be determined from time to time by the Company’s Board of Directors in its sole discretion. Mr. Gary has not received any bonus or any equity-based compensation. Since March 2014, David Blitz has continued to serve in a consultative capacity as the Company’s Treasurer and Secretary at the rate of $25,000 per annum.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 2016 with respect to (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. All information is based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to the Company.

Name and Address of Beneficial Owner (1)	Number of Shares Amount and Nature of Beneficial Ownership		Percentage of Common Stock Owned(2)

Carl C. Icahn 767 Fifth Avenue New York, New York 10153	17,824,678	(3)	67.81%

James R. Broach	3,300	(4)	*

Hunter C. Gary	—		*

Peter S. Liebert, M.D	8,834		*

Jack G. Wasserman	10,000	(4)	*

David Blitz	5,000	(4)	*

All executive officers and directors as a group (5 persons)	27,134		0.10%

 * Less than one percent

(1)         Except as otherwise indicated above, the address of each stockholder identified above is c/o the Company, 767 Fifth Avenue, Suite 4700, New York, NY 10153. Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2)         Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 15, 2016, that may be exercised within 60 days after such date for purposes of computing the percentage of Common Stock owned by such person, but not for purposes of computing the percentage of Common Stock owned by any other person. None of the persons listed above held options as of March 15, 2016.

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

Equity Compensation Plan Information.

The following table sets forth certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of Cadus were authorized for issuance as of December 31, 2015:

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

Bayswater Brokerage Florida LLC (“Bayswater”) is providing brokerage services to the Company. Carl C. Icahn, indirectly the controlling shareholder of Cadus, is also indirectly the principal shareholder of Bayswater; Jack Wasserman, a director and the lead independent director of Cadus is a director of Bayswater’s indirect parent; and Hunter C. Gary, a director and President and Chief Executive Officer of Cadus, is a senior vice president of Bayswater’s indirect parent and Vice President, Secretary and Treasurer of Bayswater. Barberry Corp., of which Carl Icahn is the sole shareholder, is a significant shareholder of Cadus. Pursuant to an agreement between Barberry Corp. and Cadus, to the extent Bayswater receives any compensation for such brokerage services, Barberry Corp. will make capital contributions to Cadus for the full amount of any such compensation received by Bayswater. Barberry Corp. will not be issued stock of the Company or any other consideration in connection with any such capital contributions. In connection with closings for the acquisition of residential properties in 2014, Bayswater received an aggregate of $728,900 in respect of brokerage services provided to Cadus, and capital contributions for this amount were made to Cadus by Barberry Corp.

James Broach provided consulting services to the Company for patent and license related matters during the first three quarters of 2014, for which he was paid an aggregate amount of $9,000. Such consulting services terminated at the end of the third quarter of 2014.

In May 2004, the Board of Directors appointed David Blitz the acting President, Chief Executive Officer, Treasurer and Secretary of the Company at the rate of $25,000 per annum for the interim period during which the Company continued its search for a new Chief Executive Officer. In 2013, the Company paid $25,000 to Mr. Blitz in such capacities. From March 2014, when Hunter C. Gary was appointed President and Chief Executive Officer of the Company, Mr. Blitz has continued to serve as the Company’s Treasurer and Secretary at the rate of $25,000 per annum. Mr. Blitz is a former employee of Citrin Cooperman (which acquired in November 2015 Joel Popkin & Co., P.C., Mr. Blitz’s prior employer) and continues to perform the Company’s internal accounting as he has done since March 2000. The Company paid Joel Popkin & Co. $35,170 for such accounting services and $4,000 for tax preparation services performed in 2015.

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

Item 14.         Principal Accountant Fees and Services.

The following table sets forth the aggregate fees incurred by the Company for the services of its principal accountants in 2015 and 2014:

	2015	2014
Audit Fees	$48,463	$40,244
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$31,951

Audit fees consist of services rendered to the Company for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s quarterly financial statements and related services.

All other fees of $31,951 in 2014 consisted of services rendered to the Company in connection with the Company’s rights offering for the issuance of its common stock pursuant to its S-1 filing with the Securities and Exchange Commission that became effective April 28, 2014.

The Company’s policy is that, before accountants are engaged by the Company to render audit or non-audit services, the engagement is approved by Cadus’s Board of Directors. Cadus’s Board of Directors approved Baker Tilly Virchow Krause, LLP’s engagement as the Company’s independent auditors for the fiscal year ending December 31, 2015 before Baker Tilly Virchow Krause, LLP was so engaged. All of the 2015 services described above were approved by the Board of Directors.

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

(c)	Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this annual report.

Exhibit No.	Description of Document

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cadus Pharmaceutical Corporation ("Cadus"), as filed with the Secretary of State of Delaware on June 20, 2003, and Amended and Restated Certificate of Incorporation of Cadus, as filed with the Secretary of State of Delaware on July 22, 1996 (incorporated by reference to Exhibit 3.1 of Cadus’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003).

3.2	By-laws of Cadus (incorporated by reference to Exhibit 3.4 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

4.1	Specimen of Common Stock Certificate of Cadus (incorporated by reference to Exhibit 4.1 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

4.2	Cadus Pharmaceutical Corporation 1996 Incentive Plan Cadus (incorporated by reference to Exhibit 10.3 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

4.3	Amendment to Cadus Pharmaceutical Corporation 1996 Incentive Plan (incorporated by reference to Exhibit 4.2.1 of Cadus’s Registration Statement on Form S-8 (Registration No. 333-21871), filed with the Securities and Exchange Commission on February 14, 1997).

4.4	Form of Incentive Stock Option Agreement utilized in connection with issuances of stock options under the Cadus Pharmaceutical Corporation 1996 Incentive Plan (incorporated by reference to Exhibit 4.2.2 of Cadus’s Registration Statement on Form S-8 (Registration No. 333-21871), filed with the Securities and Exchange Commission on February 14, 1997).

10.1	Form of Indemnification Agreement entered into between Cadus and its directors and officers (incorporated by reference to Exhibit 10.1 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

10.2	Form of Agreement Regarding Assignment of Inventions, Confidentiality and Non-Competition (incorporated by reference to Exhibit 10.4 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

10.3	Consulting Agreement between Cadus and James R. Broach, dated February 1, 1994 (incorporated by reference to Exhibit 10.18 of Cadus’s Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

10.7	AS IS” Residential Contract for Sale and Purchase, effective December 19, 2013, with MB 2013 LLC, as buyer, as amended (incorporated by reference to Exhibit 10.11 of Cadus’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2014).

10.12	Letter Agreement, effective as of February 4, 2014, between Barberry Corp. and Cadus (incorporated by reference to Exhibit 10.12 of Cadus’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2014).

10.13	Employment Agreement, dated March 5, 2014, between Cadus and Hunter C. Gary (incorporated by reference to Exhibit 10.1 of Cadus’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2014).

10.14	Vacant Land Listing Agreement, dated February 10, 2016, between MB 2013, LLC and Bayswater Brokerage Florida LLC (incorporate by reference to Exhibit 10.14 of Cadus’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016.

21	List of Subsidiaries of Cadus Corporation (incorporated by reference to Exhibit 21 of Cadus’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2014).

23	Consent of Baker Tilly Virchow Krause, LLP.*

24	Power of Attorney (filed as part of the signature page to this Report).*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADUS CORPORATION

By:	/s/ Hunter C. Gary
Hunter C. Gary, President and Chief Executive Officer

Date: March 30, 2016

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

Name	Title	Date

/s/ Hunter C. Gary	President and Chief Executive Officer, and Director (Principal Executive Officer)	March 30, 2016
Hunter C. Gary

/s/ David Blitz	Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 30, 2016
David Blitz

/s/ James R. Broach	Director	March 30, 2016
James R. Broach

/s/ Peter S. Liebert	Director	March 30, 2016
Peter S. Liebert

/s/ Jack G. Wasserman	Director	March 30, 2016
Jack G. Wasserman

CADUS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cadus Corporation

New York, New York

We have audited the accompanying consolidated balance sheets of Cadus Corporation and Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cadus Corporation and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/BAKER TILLY VIRCHOW KRAUSE, LLP

New York, New York

March 30, 2016

CADUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

ASSETS
Assets:
Cash and cash equivalents	$8,936,147	$11,877,951
Interest receivable	542	156
Prepaid and other current assets	38,548	12,498
Real estate held for development	32,716,718	30,183,696

Investment in other ventures	192,692	193,101
Website	20,000	—
Patents, net	—	1
	$41,904,647	$42,267,403
Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accrued expenses and other current liabilities	$325,216	$84,583
Total liabilities	325,216	84,583

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value. Authorized 35,000,000 shares at December 31, 2015 and 2014; issued 26,429,747 shares at December 31, 2015 and December 31, 2014; outstanding 26,288,080 shares at December 31, 2015 and December 31, 2014	264,297	264,297
Additional paid-in capital	80,291,992	80,291,992
Accumulated deficit	(38,676,783)	(38,073,394)
Treasury stock - at cost	(300,075)	(300,075)
Total stockholders' equity	41,579,431	42,182,820

Total liabilities and stockholders' equity	$41,904,647	$42,267,403

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014

Total revenues	$—	$—

Costs and expenses
General and administrative	547,190	612,265
Amortization of patent costs	1	32,235
Start-up real estate costs	69,715	152,895
Loss from equity in other ventures	409	356
Total costs and expenses	617,315	797,751

Operating (loss)	(617,315)	(797,751)

Other income
Interest income	1,924	8,957
Total other income	1,924	8,957

(Loss) before income tax provision	(615,391)	(788,794)

(Refund) provision for franchise and income taxes	(12,002)	21,171

Net (loss)	$(603,389)	$(809,965)

Basic and diluted net (loss) per share	$(0.02)	$(0.04)

Weighted average shares of common stock outstanding - basic and diluted	26,288,080	20,628,841

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance at December 31, 2013	13,285,707	$132,857	$59,847,443	$(37,263,429)	141,667	$(300,075)	$22,416,796

Exercise of common stock rights offering, net	13,144,040	131,440	19,715,649	-		-	19,847,089

Capital contributed by stockholder	-	-	728,900	-	-	-	728,900

Net Loss for the year ended December 31, 2014	-	-	-	(809,965)	-	-	(809,965)

Balance at December 31, 2014	26,429,747	264,297	80,291,992	(38,073,394)	141,667	(300,075)	42,182,820

Net Loss for the year ended December 31, 2015	-	-	-	(603,389)	-	-	(603,389)

Balance at December 31, 2015	26,429,747	$264,297	$80,291,992	$(38,676,783)	141,667	$(300,075)	$41,579,431

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014

Cash flows from operating activities:

Net loss	$(603,389)	$(809,965)
Adjustments to reconcile net loss to net cash (used in) operating activities
Amortization of patent costs	1	32,235
Loss from equity in other ventures	409	356
Changes in assets and liabilities:
(Increase) in real estate held for development	(2,533,022)	(30,183,696)
(Increase) in prepaid and other current assets	(26,050)	(5,408)
(Increase) in website	(20,000)	—
Decrease in cash escrow	—	110,000
(Increase) decrease in interest receivable	(386)	16
Increase in accrued expenses and other current liabilities	240,633	23,973

Net cash (used in) operating activities	(2,941,804)	(30,832,489)

Financing activities
Capital contributed by stockholder	—	728,900
Proceeds from exercise of common stock rights, less offering costs	—	19,847,089

Net cash provided by financing activities	—	20,575,989

Net (decrease) in cash and cash equivalents	(2,941,804)	(10,256,500)

Cash and cash equivalents - beginning of year	11,877,951	22,134,451

Cash and cash equivalents - end of year	$8,936,147	$11,877,951

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Organization

Cadus Corporation (“Cadus”) was incorporated on January 23, 1992, under the laws of the State of Delaware. Cadus changed its name to Cadus Corporation from Cadus Pharmaceutical Corporation on June 20, 2003.

Previously, Cadus sought to license its yeast-based and other drug discovery technologies. However, it no longer maintains or seeks to license these technologies. Beginning in the fourth quarter of 2013, Cadus’s Board of Directors began to explore opportunities to profit from purchasing land and residential homes for construction or renovation and resale in areas of the United States where there may be increases in real estate value and determined that Cadus should seek to purchase individual homes or individual residential lots for purposes of renovation or construction and resale. In that connection in the fourth quarter of 2013 the company formed three wholly-owned new subsidiaries, Blivet LLC, MB 2013 LLC and Happy Dragon LLC, through which it has purchased such homes and lots for such purposes, predominantly in Miami-Dade County, Florida.

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

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $8,701,601 at December 31, 2015 and $11,200,483 at December 31, 2014.

(c)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. Concentration of credit risk with respect to cash and cash equivalents is limited, as the Company’s cash and cash equivalents are primarily with high quality financial institutions.

(d)	Patents

Patents represent the costs of developing the patents of $1,439,820 that were amortized on a straight-line basis principally over seventeen years. At December 31, 2015 and 2014, accumulated amortization is $1,439,820 and $1,439,819. Amortization expense amounted to $1 for the year ended December 31, 2015 and $32,235 for the year ended December 31, 2014.

(2)	Significant Accounting Policies (continued)

(e)	Income Taxes

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

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of outstanding dilutive common stock equivalents (stock options). There were no outstanding stock options as of December 31, 2015 and 2014.

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

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accounts payable approximate fair value. The fair value of the Company’s investments in a privately held company is not readily available. The Company believes the fair values of this investment in a privately held company approximated its respective carrying values at December 31, 2015 and 2014.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. From time to time, the balances of cash and cash equivalents exceed the Federal Depository Insurance Coverage Limit. At December 31, 2015 and 2014, the balances of cash and cash equivalents were $8,936,147 and $11,877,951, respectively. The Company places its cash with high credit quality financial institution.

(i)	Stock-Based Compensation

The Company recognizes compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards, with limited exceptions, over the requisite service period.

(2)	Significant Accounting Policies (continued)

(j)	Revenue Recognition

The Company will recognize revenue when a sale of a property to a purchaser is consummated, it has no further involvement after the sale and it has received payment in full.

(k)	Website

The Company’s website was completed in December 2015 at a cost of $20,000, which will be amortized over three years.

(l)	Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

(3)	Investments in Other Ventures

Cadus owns an 89% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which the controlling shareholder of Cadus is beneficial owner of the general partner. Laurel's purpose was to invest, directly or indirectly, in securities of biotechnology companies. Cadus is not required to make any additional investment in Laurel. As of and for the years ended December 31, 2015 and 2014, Laurel’s assets and net loss totaled $313,930 and $458, and $314,389 and $399, respectively. The investment is accounted for under the equity method with the recognition of losses limited to Cadus's capital contributions. For the years ended December 31, 2015 and 2014, Cadus recognized a loss of $409 and $356, respectively, related to the investment. The Company’s investment in Laurel of $192,692 and $193,101 at December 31, 2015 and 2014, respectively, is reflected as investments in other ventures in the accompanying consolidated balance sheets.

(4)	Income Taxes

Deferred tax assets of approximately $8,758,000 at December 31, 2015 and $9,633,000 at 2014, respectively, relate principally to net operating loss carry-forwards of $20,745,000 and $20,133,000, research and development credit carry-forwards of $1,500,000. An offsetting valuation allowance has been established for the full amount of the deferred tax assets to reduce such assets to zero, as a result of the significant uncertainty regarding their ultimate realization. The aggregate valuation allowance decreased $875,000 in 2015 and $279,000 in 2014.

The Company’s net operating loss carry-forwards and research and development credit carry-forwards noted above expire in various years from 2018 to 2035. The net operating loss carry-forwards and the research and development carry-forwards expire as follows:

(4)	Income Taxes (continued)

Year	Net Operating Loss Carry-forward	Research and Development Credit Carry-forward

2018	$8,949,000	$935,000
2019	5,810,000	565,000
2020	275,000	-
2022	267,000	-
2023	514,000	-
2024-2035	4,930,000	-

The Company’s ability to utilize such net operating loss, research and development credit carry-forwards and equity losses on investments is subject to certain conditions and may be subject to certain limitations in the future due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986. The Company’s tax provision for each year represents an amount for New York state tax on capital.

The Company follows the provision of FASB guidance for accounting for uncertainty in income taxes. The guidance requires the Company to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2015 and 2014, the Company had no material unrecognized tax benefits. As a result, no interest or penalties were accrued for unrecognized tax benefits during the years. The Company’s open tax years are 2012, 2013 and 2014.

(5)	Stock Options

Effective May 10, 1996, the 1993 Plan was replaced by the 1996 Incentive Plan ("the 1996 Plan") with respect to all future awards to Cadus' employees and consultants. The options granted under the 1996 Plan may be either incentive stock options or nonqualified options. In December 1996, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased from 333,334 to 833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and such increase was approved by the stockholders of Cadus in June 1997. In December 1997, the maximum number of shares of common stock that may be the subject of awards under the 1996 Incentive Plan was increased to 1,833,334 (plus any shares that are the subject of canceled or forfeited awards) by the Board of Directors and approved by the stockholders of Cadus in June 1998. On December 31, 2015 1,745,388 shares of stock remained available for awards under the 1996 Plan.

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

(5)	Stock Options (continued)

There was no activity under the 1996 Plan for the years ending December 31, 2015 and 2014. The Company has no options outstanding during the years ended December 31, 2015 and 2014.

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	December 31
	2015	2014

Accrued real estate costs	$300,236	$63,772
Accrued professional fees	23,100	13,496
Other	1,880	7,315
	$325,216	$84,583

(7)	Related Party Transactions

James Broach, a member of Cadus’ Board of Directors, provided consulting services to the Company for patent and license related matters, for which he received $9,000 in 2014. These services were recorded as a component of general and administrative expenses in 2014. These consulting services ceased in 2015.

Mr. David Blitz , formerly Chief Executive Officer of the Company from May 2004 to May 2014, and from May 2014 the Treasurer and Secretary of the Company, was paid $25,000 in 2015 and in 2014. Mr. Blitz is a former employee of Citrin Cooperman, a successor to Joel Popkin & Co. P.C. He had performed the Company’s internal accounting since March 2000 as an employee of the accounting firms. The Company paid Joel Popkin & Co. and Citrin Cooperman $35,170 and $35,111 for such accounting services in 2015 and 2014, respectively, and $4,000 in each of 2015 and 2014 for tax preparation services.

Bayswater Brokerage Florida LLC (“Bayswater”) provides brokerage services to the Company, including under a listing agreement entered into on February 10, 2016 with the Company’s indirect wholly-owned subsidiary, MB 2013 LLC. Under the listing agreement, Bayswater has the right to sell certain properties of the subsidiary for a commission. Carl C. Icahn, the controlling shareholder of Cadus, is also indirectly the principal shareholder of Bayswater. Barberry Corp. is a significant shareholder of Cadus and is owned entirely by Mr. Icahn. Pursuant to an agreement between Barberry Corp. and Cadus, to the extent Bayswater receives any compensation for brokerage services provided to the Company, Barberry Corp. will make capital contributions to Cadus for the full amount thereof. Barberry Corp. is not issued stock or given other consideration in connection with such capital contributions. The cash contributed by Barberry Corp. through December 31, 2014 pursuant to this arrangement was $728,900. Bayswater did not provide brokerage services in 2015.

(8)	Commitments and Contingencies

Lease Commitments

Cadus leased storage space on a month-to-month basis. Storage expense for the years ended December 31, 2015 and 2014 amounted to $12,600 and $12,600, respectively. The Company vacated the storage space on February 29, 2016 and terminated its lease effective as of March 1, 2016.

(9)	Real Estate Operations

In connection with the Company’s program to purchase residential properties for purposes of renovation or construction and resale, as of December 31, 2015, the Company had purchased for an aggregate original purchase price of approximately $29.9 million, and continued to own, through two indirect wholly-owned subsidiaries, twelve residential properties in Miami-Dade County, Florida and one residential property in East Hampton, New York.

The Company incurred $152,895 in real estate expenses for the year ending December 31, 2014, consisting of utilities, maintenance and other operating costs and expenses with respect to properties acquired, as well as transaction costs and expenses, including legal fees and inspection costs, in connection with the proposed acquisition of properties not acquired.

For the year ending December 31, 2015, real estate expenses were $69,715, consisting of utilities, maintenance and other operating costs and expenses on properties owned.

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

After acquisition, real estate held for development is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. The Company did not have such a write down during the years ended December 31, 2015 and December 31, 2014.

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

