Form 10-Q
period 2016-03-31
CADUS CORP
filed 2016-05-16
CIK 911148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes   ☐          No   ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of April 30, 2016 was 26,288,080.

CADUS CORPORATION

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of our plans, strategies and objectives for our future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words. Although Cadus Corporation (the “Company”) believes that the expectations reflected in our forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to the Company's ability to acquire residential homes or land for renovation or construction and resale, the Company’s ability to engage contractors to perform such renovation and construction, the Company’s ability to sell such renovated or new homes at a profit, the Company’s ability to acquire or invest in other businesses or assets, the Company’s capital needs and uncertainty of future funding, as well as other risks and uncertainties discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2015. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Assets:
Real estate held for development	$33,131,389	$32,716,718
Cash and cash equivalents	8,203,160	8,936,147
Interest receivable	1,538	542
Prepaid and other assets	58,794	38,548
Investment in other ventures	192,762	192,692
Website, net	18,333	20,000
Total assets	$41,605,976	$41,904,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued expenses and other liabilities	$231,191	$325,216
Total liabilities	231,191	325,216
Commitments
Stockholders’ equity:
Common stock	264,297	264,297
Additional paid-in capital	80,291,992	80,291,992
Accumulated deficit	(38,881,429)	(38,676,783)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	41,374,785	41,579,431
Total liabilities and stockholders’ equity	$41,605,976	$41,904,647

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Total revenues	$—	$—
Costs and expenses:
General and administrative expenses	189,209	208,080
Real estate expenses	17,739	15,589
Amortization of website	1,667	—
(Gain) loss from equity in other ventures	(70)	124
Total costs and expenses	208,545	223,793
Operating loss	(208,545)	(223,793)
Other income:
Interest income	3,899	279
Loss before provision for income taxes	(204,646)	(223,514)
Provision for income taxes	—	—
Net loss	$(204,646)	$(223,514)
Basic and diluted net (loss) per weighted average share of common stock outstanding	$(0.01)	$(0.01)
Weighted average shares of common stock outstanding – basic and diluted	26,288,080	26,288,080

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(204,646)	$(223,514)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of website	1,667	—
(Gain) loss from equity in other ventures	(70)	124
Changes in assets and liabilities:
Increase in prepaid and other assets	(21,242)	(80,564)
Increase in real estate investments	(414,671)	(407,102)
(Decrease) increase in accrued expenses and other liabilities	(94,025)	93,723
Net cash used in operating activities	(732,987)	(617,333)
Net decrease in cash and cash equivalents	(732,987)	(617,333)
Cash and cash equivalents - beginning of period	8,936,147	11,877,951
Cash and cash equivalents - end of period	$8,203,160	$11,260,618

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 1	Organization and Basis of Preparation

The information presented as of March 31, 2016 and for the three month period then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2015 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2015.

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

The results of operations for the three month period ended March 31, 2016 is not necessarily indicative of the results to be expected for the year ending December 31, 2016.

Note - 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $7,804,498 at March 31, 2016 and there were cash equivalents of $8,701,601 at December 31, 2015.

Note - 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options). There were no outstanding stock options for the three months ended March 31, 2016 and 2015.

Note - 4	Fair Value of Financial Instruments

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accrued expenses approximate fair value. The fair value of the Company’s investment in a privately held company is not readily available. The Company believes the fair value of this investment in a privately held company approximated its carrying value at March 31, 2016 and December 31, 2015.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 5	Real Estate Operations

In connection with the Company’s program to purchase residential properties for purposes of renovation or construction and resale, as of March 31, 2016, the Company had purchased for an aggregate original price of approximately $29.9 million, and continued to own, through two indirect wholly-owned subsidiaries, twelve residential properties in Miami-Dade County, Florida and one residential property in East Hampton, New York.

The company incurred $17,739 in real estate expenses for the three months ended March 31, 2016, and $15,589 for the three months ended March 31, 2015, consisting of utilities, maintenance and other operating costs and expenses with respect to properties acquired.

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

After acquisition, real estate held for development is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. The Company did not have such a write down during the three months ended March 31, 2016 and 2015.

Note - 6	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2016	December 31, 2015
Real estate taxes	$108,533	$—
Real estate costs	51,431	283,383
Legal	23,399	17,035
Accounting	40,000	6,065
Property expenses	4,533	16,853
Stockholder relations	2,511	1,250
Sundry	784	630
	$231,191	$325,216

Note - 7	Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 8	Subsequent Events

The Company has evaluated the impact of events occurring after March 31, 2016 up to the date of issuance of these consolidated interim financial statements for adjustment or disclosure.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company seeks opportunities to profit from the purchase of individual homes or individual residential lots for purposes of renovation or construction and resale. The Company has completed renovation of one home (located at 3437 N. Moorings Way, Coconut Grove, FL) which has been listed for resale and is currently completing renovation of a second home (located at 3506 Main Lodge Road, Coconut Grove, FL) which has also been listed for resale. In addition, the following six vacant lots are currently listed for sale:

•	18970 N. Bay Road, Sunny Isles Beach, FL 33160
•	1420 Biscaya Drive, Surfside, FL 33154
•	1211 Stillwater Drive, Miami Beach, FL 33141
•	700 88th Street, Surfside, FL 33154
•	11400 N. Bayshore Drive, North Miami, FL 33181
•	11404 N. Bayshore Drive, North Miami, FL 33181

The Company has obtained permits for the construction of a new home on each of two of its vacant lots (one located at 2535 Shelter Avenue, Miami Beach, FL 33140 and the other at 700 88th Street, Surfside, FL 33154) and is also in the process of obtaining permits for the construction of a new home on each of two additional lots (located at 2555 Shelter Avenue, Miami Beach, FL 33140 and 241 Atlantic Isle, Sunny Isles Beach, FL 33160). Previously the Company had been involved in the development and application of drug discovery technologies and later in the licensing of its technologies. In addition to its real estate activities, the Company may consider acquisitions or investments in other industries.

At March 31, 2016, the Company had an accumulated deficit of approximately $38.9 million. The Company’s losses have resulted principally from costs incurred in connection with its prior biomedical research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. The Company expects to generate revenues in the future only if it is able to profit from its real estate operations.

Results of Operations

Three Month Ended March 31, 2016 and 2015.

Revenues

There were no revenues for the three months ended March 31, 2016 and for the three months ended March 31, 2015.

Costs and Expenses

General and administrative expenses decreased to $189,209 for the three months ended March 31, 2016 from $208,080 for the same period in 2015. License fees and patent costs decreased by $25,201 due to the Company no longer maintaining its drug discovery technologies. Rent decreased by $1,050 due to the Company no longer leasing storage space. In connection with closing of the storage facility, the Company paid $6,266 for shredding and transferring records. Payroll and payroll taxes increased by $3,823. Professional Fees decreased by $4,775. There were other net increases totaling $2,066.

Results of Operations (Continued)

Real estate expenses for the three months ended March 31, 2016 were $17,739 consisting of maintenance and utilities for properties owned. Real estate expenses for the three months ended March 31, 2015 were $15,589.

For the three months ended March 31, 2016 and 2015, the Company recognized a gain of $70 and a loss of $124, respectively, in its investment in Laurel Partners Limited Partnership.

Interest Income

Interest income for the three months ended March 31, 2016 was $3,899 compared to interest income of $279 for the same period in 2015. This increase is attributable primarily to an increase in interest rates.

Net (Loss)

Net (loss) for the three months ended March 31, 2016 was $204,646 compared to net loss of $223,514 for the same period in 2015. The decrease in the net loss can be principally attributed to a decrease in general and administrative expenses of $18,871, and an increase in interest income of $3,620, an increase in gain from equity in other ventures of $194, offset by an increase in real estate expenses of $2,150 and a $1,667 increase in amortization of website.

Liquidity and Capital Resources

At March 31, 2016, the Company held cash and cash equivalents of $8.2 million.

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

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2015 as filed with the Securities and Exchange Commission on March 30, 2016.

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

CADUS CORPORATION
(Registrant)

Dated: May 16, 2016	By:	/s/ Hunter C. Gary
Hunter C. Gary
President and Chief Executive Officer

Dated: May 16, 2016	By:	/s/ David Blitz
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