Form 10-Q
period 2016-06-30
CADUS CORP
filed 2016-08-15
CIK 911148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes   ☐          No   ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of July 31, 2016 was 26,288,080.

CADUS CORPORATION

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of our plans, strategies and objectives for our future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words. Although Cadus Corporation (the “Company”) believes that the expectations reflected in our forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to the Company’s ability to acquire residential homes or land for renovation or construction and resale, the Company’s ability to engage contractors to perform such renovation and construction, the Company’s ability to sell such renovated or new homes at a profit, the Company’s ability to acquire or invest in other businesses or assets, the Company’s capital needs and uncertainty of future funding, as well as other risks and uncertainties discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2015. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Assets:
Real estate inventory	$34,020,047	$32,716,718
Cash and cash equivalents	7,447,471	8,936,147
Interest receivable	1,519	542
Prepaid and other assets	57,784	38,548
Investment in other ventures	192,925	192,692
Website, net	16,667	20,000
Total assets	$41,736,413	$41,904,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued expenses and other liabilities	$493,239	$325,216
Total liabilities	493,239	325,216
Commitments
Stockholders’ equity:
Common stock	264,297	264,297
Additional paid-in capital	80,291,992	80,291,992
Accumulated deficit	(39,013,040)	(38,676,783)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	41,243,174	41,579,431
Total liabilities and stockholders’ equity	$41,736,413	$41,904,647

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Total revenues	$—	$—
Costs and expenses:
General and administrative expenses	94,661	116,825
Real estate expenses	40,048	16,106
Amortization of website	1,666	—
(Gain) loss from equity in other ventures	(163)	315
Total costs and expenses	136,212	133,246
Operating loss	(136,212)	(133,246)
Other income:
Interest income	4,601	668
Loss before provision for income taxes	(131,611)	(132,578)
Provision for income taxes	—	—
Net loss	$(131,611)	$(132,578)
Basic and diluted net (loss) per weighted average share of common stock outstanding	$(0.01)	$(0.01)
Weighted average shares of common stock outstanding – basic and diluted	26,288,080	26,288,080

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Total revenues	$—	$—
Costs and expenses:
General and administrative expenses	283,870	324,905
Real estate expenses	57,787	31,695
Amortization of website	3,333	—
(Gain) loss from equity in other ventures	(233)	439
Total costs and expenses	344,757	357,039
Operating loss	(344,757)	(357,039)
Other income:
Interest income	8,500	948
Loss before provision for income taxes	(336,257)	(356,091)
Provision for income taxes	—	—
Net loss	$(336,257)	$(356,091)
Basic and diluted net (loss) per weighted average share of common stock outstanding	$(0.01)	$(0.01)
Weighted average shares of common stock outstanding – basic and diluted	26,288,080	26,288,080

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(336,257)	$(356,091)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of website	3,333	—
(Gain) loss from equity in other ventures	(233)	439
Changes in assets and liabilities:
Increase in prepaid and other assets	(20,213)	(55,501)
Increase in real estate inventory	(1,303,329)	(981,090)
Increase in accrued expenses and other liabilities	168,023	93,022
Net cash used in operating activities	(1,488,676)	(1,299,221)
Net decrease in cash and cash equivalents	(1,488,676)	(1,299,221)
Cash and cash equivalents - beginning of period	8,936,147	11,877,951
Cash and cash equivalents - end of period	$7,447,471	$10,578,730

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 1	Organization and Basis of Preparation

The information presented as of June 30, 2016 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company’s management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2015 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015.

The consolidated financial statements include the accounts of Cadus and its wholly owned subsidiaries, Cadus Technologies, Inc., Blivet LLC, MB 2013 LLC and Happy Dragon LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment: the purchase of homes and land for purposes of renovation or construction and resale. The Company has decided not to maintain its drug discovery technologies.

The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

Note - 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $7,209,112 at June 30, 2016 and there were cash equivalents of $8,701,601 at December 31, 2015.

Note - 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options). There were no outstanding stock options for the three and six month periods ended June 30, 2016 and 2015.

Note - 4	Fair Value of Financial Instruments

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accrued expenses approximate fair value. The fair value of the Company’s investment in a privately held company is not readily available. The Company believes the fair value of this investment in a privately held company approximated its carrying value at June 30, 2016 and December 31, 2015.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 5	Real Estate Operations

In connection with the Company’s program to purchase residential properties for purposes of renovation or construction and resale, as of June 30, 2016, the Company had purchased for an aggregate original price of approximately $29.9 million, and continued to own, through two indirect wholly-owned subsidiaries, twelve residential properties in Miami-Dade County, Florida and one residential property in East Hampton, New York.

The company incurred $57,787 in real estate expenses for the six months ended June 30, 2016, and $31,695 for the six months ended June 30, 2015, consisting of utilities, maintenance, insurance, taxes and other operating costs and expenses with respect to properties owned.

Real estate inventory is recorded at cost. The cost of residential property includes the purchase price of the property, legal fees and other acquisition costs (e.g. recording, title search, survey, lien and permit searches, and inspection costs). Costs directly related to planning, developing and constructing a property are capitalized and classified as real estate inventory in the consolidated balance sheets. Capitalized development costs include interest, property taxes, insurance, and other direct project costs incurred during the period of development.

After acquisition, real estate inventory is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. The Company did not have such a write down during the six months ended June 30, 2016 and 2015.

Note - 6	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2016	December 31, 2015
Real estate taxes	$217,066	$—
Real estate costs	270,106	283,383
Legal	—	17,035
Accounting	—	6,065
Property expenses	6,067	16,853
Stockholder relations	—	1,250
Sundry	—	630
	$493,239	$325,216

Note - 7	Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

9

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 8	Subsequent Events

The Company has evaluated the impact of events occurring after June 30, 2016 up to the date of issuance of these consolidated interim financial statements for adjustment or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company seeks opportunities to profit from the purchase of individual homes or individual residential lots for purposes of renovation or construction and resale. The Company has completed renovation of one home (located at 3437 N. Moorings Way, Coconut Grove, FL) which has been listed for resale and is near completion of the renovation of a second home (located at 3506 Main Lodge Road, Coconut Grove, FL) which has already been listed for resale. In addition, the following six vacant lots are currently listed for sale:

•	18970 N. Bay Road, Sunny Isles Beach, FL 33160
•	1420 Biscaya Drive, Surfside, FL 33154
•	1211 Stillwater Drive, Miami Beach, FL 33141
•	700 88th Street, Surfside, FL 33154
•	11400 N. Bayshore Drive, North Miami, FL 33181
•	11404 N. Bayshore Drive, North Miami, FL 33181

The Company has started construction of a new home on its vacant lot located at 2535 Shelter Avenue, Miami Beach, FL 33140 and has listed this property for sale while under construction. The Company has obtained a permit for construction of a new home at 700 88th Street, Surfside, FL 33154 and is also in the process of obtaining permits for the construction of a new home on each of two additional lots (located at 2555 Shelter Avenue, Miami Beach, FL 33140 and 241 Atlantic Isle, Sunny Isles Beach, FL 33160). In addition to its real estate activities, the Company may consider acquisitions or investments in other industries.

At June 30, 2016, the Company had an accumulated deficit of approximately $39.0 million. The Company’s losses have resulted principally from costs incurred in connection with its prior biomedical research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. The Company expects to generate revenues in the future only if it is able to profit from its real estate operations.

Results of Operations

Three Months Ended June 30, 2016 and 2015.

Revenues

There were no revenues for the three months ended June 30, 2016 and for the three months ended June 30, 2015.

Costs and Expenses

General and administrative expenses decreased to $94,661 for the three months ended June 30, 2016 from $116,825 for the same period in 2015. Professional and consulting fees decreased by $10,869. Rent decreased by $3,150 due to the Company no longer leasing storage space. Patent costs decreased by $3,571 due to the Company no longer maintaining its drug discovery technologies. There were other net decreases totaling $4,574.

Results of Operations (Continued)

Real estate expenses for the three months ended June 30, 2016 were $40,048 consisting of maintenance and utilities for properties owned. Real estate expenses for the three months ended June 30, 2015 were $16,106. The expenses for the three months ended June 30, 2016 include real estate taxes and insurance on the completely renovated property.

For the three months ended June 30, 2016 and 2015, the Company recognized a gain of $163 and a loss of $315, respectively, in its investment in Laurel Partners Limited Partnership.

Interest Income

Interest income for the three months ended June 30, 2016 was $4,601 compared to interest income of $668 for the same period in 2015. This increase is attributable primarily to an increase in interest rates.

Net (Loss)

Net loss for the three months ended June 30, 2016 was $131,611 compared to net loss of $132,578 for the same period in 2015. The decrease in the net loss can be principally attributed to a decrease in general and administrative expenses of $22,164, an increase in interest income of $3,933, and an increase in gain from equity in other ventures of $478, offset by an increase in real estate expenses of $23,942 and a $1,666 increase in amortization of website.

Six Months Ended June 30, 2016 and 2015.

Revenues

There were no revenues for the six months ended June 30, 2016 and for the six months ended June 30, 2015.

Costs and Expenses

General and administrative expenses decreased to $283,870 for the six months ended June 30, 2016 from $324,905 for the same period in 2015. License fees and patent costs decreased by $28,772 due to the Company no longer maintaining its drug discovery technologies. Professional and consulting fees decreased by $15,215. Rent decreased by $4,200 due to the Company no longer leasing storage space. In connection with closing of the storage facility, the Company paid $6,266 for shredding and transferring records. There were other net increases of $886.

Real estate expenses for the six months ended June 30, 2016 were $57,787 consisting of maintenance and utilities for properties owned. Real estate expenses for the six months ended June 30, 2015 were $31,695. The expenses for the six months ended June 30, 2016 include real estate taxes and insurance on the completely renovated property.

For the six months ended June 30, 2016 and 2015, the Company recognized a gain of $233 and a loss of $439 respectively, in its investment in Laurel Partners Limited Partnership.

Interest Income

Interest income for the six months ended June 30, 2016 was $8,500 compared to interest income of $948 for the same period in 2015. This increase is attributable primarily to an increase in interest rates.

Results of Operations (Continued)

Net (Loss)

Net (loss) for the six months ended June 30, 2016 was $336,257 compared to net loss of $356,091 for the same period in 2015. The decrease in the net loss can be attributed to a decrease in general and administrative expenses of $41,035, an increase in interest income of $7,552, and an increase in gain from equity in other ventures of $672, offset by an increase in real estate expenses of $26,092 and a $3,333 increase in amortization of website.

Liquidity and Capital Resources

At June 30, 2016, the Company held cash and cash equivalents of $7.4 million.

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

CADUS CORPORATION
(Registrant)

Dated: August 15, 2016	By:	/s/ Hunter C. Gary
Hunter C. Gary
President and Chief Executive Officer

Dated: August 15, 2016	By:	/s/ David Blitz
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

