Form 10-Q
period 2016-09-30
CADUS CORP
filed 2016-11-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐              No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of October 31, 2016 was 26,288,080.

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

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Assets:
Real estate inventory	$34,554,796	$32,716,718
Cash and cash equivalents	6,683,008	8,936,147
Interest receivable	1,859	542
Prepaid and other assets	51,414	38,548
Investment in other ventures	192,844	192,692
Website, net	15,000	20,000

Total assets	$41,498,921	$41,904,647

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accrued expenses and other liabilities	$399,076	$325,216
Total liabilities	399,076	325,216

Commitments

Stockholders’ equity:
Common stock	264,297	264,297
Additional paid-in capital	80,291,992	80,291,992
Accumulated deficit	(39,156,369)	(38,676,783)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	41,099,845	41,579,431
Total liabilities and stockholders’ equity	$41,498,921	$41,904,647

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Total revenues	$—	$—
Costs and expenses:
General and administrative expenses	101,396	97,325
Real estate expenses	45,912	13,933
Amortization of website	1,667	—
Loss (gain) from equity in other ventures	81	(8)
Total costs and expenses	149,056	111,250
Operating loss	(149,056)	(111,250)
Other income:
Interest income	5,727	255
Loss before provision for income taxes	(143,329)	(110,995)
Provision for income taxes	—	(11,955)
Net loss	$(143,329)	$(99,040)
Basic and diluted net (loss) per weighted average share of common stock outstanding	$(0.01)	$(0.00)
Weighted average shares of common stock outstanding – basic and diluted	26,288,080	26,288,080

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Total revenues	$—	$—
Costs and expenses:
General and administrative expenses	385,266	422,230
Real estate expenses	103,699	45,628
Amortization of website	5,000	—
(Gain) loss from equity in other ventures	(152)	431
Total costs and expenses	493,813	468,289
Operating loss	(493,813)	(468,289)
Other income:
Interest income	14,227	1,203
Loss before provision for income taxes	(479,586)	(467,086)
Provision for income taxes	—	(11,955)
Net loss	$(479,586)	$(455,131)
Basic and diluted net (loss) per weighted average share of common stock outstanding	$(0.02)	$(0.02)
Weighted average shares of common stock outstanding – basic and diluted	26,288,080	26,288,080

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(479,586)	$(455,131)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of website	5,000	—
(Gain) loss from equity in other ventures	(152)	431
Changes in assets and liabilities:
Increase in prepaid and other assets	(14,183)	(69,418)
Increase in real estate inventory	(1,838,078)	(1,801,146)
Increase in accrued expenses and other liabilities	73,860	238,001
Net cash used in operating activities	(2,253,139)	(2,087,263)
Net decrease in cash and cash equivalents	(2,253,139)	(2,087,263)
Cash and cash equivalents - beginning of period	8,936,147	11,877,951
Cash and cash equivalents - end of period	$6,683,008	$9,790,688

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 1	Organization and Basis of Preparation

The information presented as of September 30, 2016 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company’s management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2015 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

Note - 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $6,414,496 at September 30, 2016 and there were cash equivalents of $8,701,601 at December 31, 2015.

Note - 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options). There were no outstanding stock options for the three and nine month periods ended September 30, 2016 and 2015.

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

Company believes the fair value of this investment in a privately held company approximated its carrying value at September 30, 2016 and December 31, 2015.

Note - 5	Real Estate Operations

In connection with the Company’s program to purchase residential properties for purposes of renovation or construction and resale, as of September 30, 2016, the Company had purchased for an aggregate original price of approximately $29.9 million, and continued to own, through two indirect wholly-owned subsidiaries, twelve residential properties in Miami-Dade County, Florida and one residential property in East Hampton, New York.

The company incurred $103,699 in real estate expenses for the nine months ended September 30, 2016, and $45,628 for the nine months ended September 30, 2015, consisting of utilities, maintenance, insurance, taxes and other operating costs and expenses with respect to properties owned.

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

After acquisition, real estate inventory is analyzed periodically for changes in fair values and any subsequent write down is charged to operating expenses. The Company did not have such a write down during the nine months ended September 30, 2016 and 2015.

Note - 6	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2016	December 31, 2015
Real estate taxes	$325,599	$—
Real estate costs	67,320	283,383
Legal	—	17,035
Accounting	—	6,065
Property expenses	6,020	16,853
Stockholder relations	—	1,250
Sundry	137	630
	$399,076	$325,216

Note - 7	Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

9

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 8	Subsequent Events

The Company has evaluated the impact of events occurring after September 30, 2016 up to the date of issuance of these consolidated interim financial statements for adjustment or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company seeks opportunities to profit from the purchase of individual homes or individual residential lots for purposes of renovation or construction and resale. The Company has completed renovation of two homes - one located at 3506 Main Lodge Road, Coconut Grove, FL, and the other located at 3437 N. Moorings Way, Coconut Grove, FL. The Company has started construction of a new home on its vacant lot located at 2535 Shelter Avenue, Miami Beach, FL 33140 and has obtained permits for construction of a new home at each of the following of its properties: (i) 700 88th Street, Surfside, FL 33154, (ii) 2555 Shelter Avenue, Miami Beach, FL 33140 and (iii) 241 Atlantic Isle, Sunny Isles Beach, FL 33160. In addition to its real estate activities, the Company may consider acquisitions or investments in other industries.

At September 30, 2016, the Company had an accumulated deficit of approximately $39.2 million. The Company’s losses have resulted principally from costs incurred in connection with its prior biomedical research and development activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. The Company expects to generate revenues in the future only if it is able to profit from its real estate operations.

Results of Operations

Three Months Ended September 30, 2016 and 2015.

Revenues

There were no revenues for the three months ended September 30, 2016 and for the three months ended September 30, 2015.

Costs and Expenses

General and administrative expenses increased to $101,396 for the three months ended September 30, 2016 from $97,325 for the same period in 2015. Professional and consulting fees decreased by $7,515. Rent decreased by $3,150 due to the Company no longer leasing storage space. In 2015, when the Company terminated a patent license, the accrued amount payable by the Company for such license was reduced by $12,500. There were other net increases of $2,236.

Real estate expenses for the three months ended September 30, 2016 were $45,912 consisting of maintenance and utilities for properties owned. Real estate expenses for the three months ended September 30, 2015 were $13,933. The expenses for the three months ended September 30, 2016 include real estate taxes and insurance on the completely renovated property.

For the three months ended September 30, 2016 and 2015, the Company recognized a loss of $81 and a gain of $8, respectively, in its investment in Laurel Partners Limited Partnership.

Interest Income

Interest income for the three months ended September 30, 2016 was $5,727 compared to interest income of $255 for the same period in 2015. This increase is attributable primarily to an increase in interest rates.

Results of Operations (continued)

Net (Loss)

Net loss for the three months ended September 30, 2016 was $143,329 compared to a net loss of $99,040 for the same period in 2015. The increase in net loss can be principally attributed to an increase in general and administrative expenses of $4,071, an increase in real estate expenses of $31,979, an increase in amortization of website of $1,667, an increase in provision for income taxes $11,955, and a decrease in gain from other ventures of $89, offset by an increase in interest income of $5,472.

Nine Months Ended September 30, 2016 and 2015.

Revenues

There were no revenues for the nine months ended September 30, 2016 and for the nine months ended September 30, 2015.

Costs and Expenses

General and administrative expenses decreased to $385,266 for the nine months ended September 30, 2016 from $422,230 for the same period in 2015. Professional and consulting fees decreased by $22,730. Patent costs and license fees decreased by $16,272 due to the Company no longer maintaining its drug discovery technologies. Rent decreased by $7,350 due to the Company no longer leasing storage space. In connection with closing of the storage facility, the Company paid $6,266 for the shredding and transferring of records. There were other net increases of $3,122.

Real estate expenses for the nine months ended September 30, 2016 were $103,699 consisting of maintenance and utilities for properties owned. Real estate expenses for the nine months ended September 30, 2015 were $45,628. The expenses for the nine months ended September 30, 2016 include real estate taxes and insurance on the completely renovated property.

For the nine months ended September 30, 2016 and 2015, the Company recognized a gain of $152 and a loss of $431, respectively, in its investment in Laurel Partners Limited Partnership.

Results of Operations (continued)

Interest Income

Interest income for the nine months ended September 30, 2016 was $14,227 compared to interest income of $1,203 for the same period in 2015. This increase is attributable primarily to an increase in interest rates.

Net (Loss)

Net loss for the nine months ended September 30, 2016 was $479,586 compared to a net loss of $455,131 for the same period in 2015. The increase in net loss can be attributed to an increase in real estate expenses of $58,071, an increase in amortization of website of $5,000 and an increase in provision for income taxes of $11,955, offset by a decrease in general and administrative expenses of $36,964, an increase in gain from equity in other ventures of $583 and an increase in interest income of $13,024.

Liquidity and Capital Resources

At September 30, 2016, the Company held cash and cash equivalents of $6.7 million.

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

Under SEC regulations, the Company is considered a smaller reporting company and is not required to provide the information under this item.

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

The Company’s Board of Directors has fixed Wednesday, May 24, 2017, as the date of the 2017 Annual Meeting of Stockholders of the Company and the close of business on April 6, 2017 as the record date for the determination of stockholders entitled to notice of and to vote at the meeting and at any and all adjournments thereof. Stockholders who wish to present proposals at the annual meeting of stockholders and who wish to have their proposals presented in the proxy statement distributed by the Board of Directors in connection with such annual meeting must submit their proposals in writing, to the attention of the President of the Company, on or before December 13, 2016.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index are included in this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADUS CORPORATION
(Registrant)

Dated: November 14, 2016	By:	/s/ Hunter C. Gary
Hunter C. Gary President and Chief Executive Officer

Dated: November 14, 2016	By:	/s/ David Blitz
David Blitz Treasurer and Secretary

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

