Form 10-K
period 2016-12-31
CADUS CORP
filed 2017-03-31
CIK 911148

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to_____________________

Commission File Number	0-28674

CADUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3660391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue
New York, New York	10153
(Address of principal executive offices)	(Zip Code)

Company's telephone number, including area code:	(212) 702-4300

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No: ☒

As of June 30, 2016, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $10,752,755.04.

Number of shares outstanding of each class of Common Stock, as of March 15, 2017: 26,288,080 shares.

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

General

Cadus Corporation (“Cadus”) was incorporated under the laws of the State of Delaware in January 1992 and initially devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. Cadus no longer seeks to develop, maintain or license its drug discovery technologies. Beginning in the fourth quarter of 2013, Cadus began to explore opportunities to profit from purchasing land and residential homes for construction or renovation and resale in areas of the United States where there may be increases in real estate value. Cadus then formed directly or indirectly wholly-owned subsidiaries (such subsidiaries together with Cadus Technologies, Inc. which holds the intellectual property associated with the Company’s prior business, the “Subsidiaries,” and Cadus together with its Subsidiaries, the “Company”) through which it would purchase individual homes and individual residential lots for purposes of renovation or construction and resale. Cadus’ corporate web site may be found at www.caduscorp.com.

The Company has predominantly concentrated its real estate acquisition, renovation and construction activities in south Florida. The Company bought its first residential properties in Florida in February 2014. As of March 15, 2017, the Company had purchased and continued to own twelve single-family residential zoned properties in Miami-Dade County, Florida. The majority of the properties are waterfront properties. In addition, the Company has purchased and continues to own an approximately one-acre single-family residential zoned vacant lot in East Hampton, New York.

Of its twelve properties in Miami-Dade County, ten are slated for the construction of new single-family homes, although certain of these properties may be sold without undertaking construction, and two properties have been renovated.

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

While the Company believes that long-term fundamentals for home renovation and new home construction remain intact, it does not believe market conditions in Miami-Dade County, Florida are currently favorable for sellers of residential properties. This assessment is based upon a review of recent comparisons of listed prices for properties in the county and the prices at which they actually sell, the prevalence of price reductions for listed homes, the length of time properties remain on the market, and feedback received from local brokers. In addition, the Company is seeing a rise in construction costs.

Property Acquisition

In connection with the Company’s program to purchase residential properties for purposes of renovation or construction and resale, as of March 15, 2017, the Company has purchased for an aggregate original purchase price of approximately $29.9 million, and continues to own, through two indirect wholly-owned subsidiaries, twelve residential properties in Miami-Dade County, Florida and one residential property in East Hampton, New York. Of the properties in Miami-Dade County, when purchased, eight properties had existing homes on them and three properties were vacant lots (one of which, 700 88th Street, Surfside, Florida) was subsequently subdivided into two equal lots). The Company does not currently intend to purchase additional properties until it has sold sufficient properties from its existing inventory of properties. To date, with the exception of the East Hampton property, the Company has concentrated its real estate activities in Miami-Dade County, Florida.

Demolition, Construction and Renovation

When individual homes are purchased, Cadus intends, as appropriate, to renovate them for resale or to demolish them for new home construction. When vacant lots are purchased, Cadus intends to construct new homes on them. In some cases, the Company may resell acquired land without undertaking construction.

As of March 15, 2017, the Company’s existing inventory or properties consisted of twelve residential properties in Miami-Dade County, Florida and one property in East Hampton, New York at the following addresses: (i) 700 88th Street, Surfside, FL 33154; (ii) 88th Street, Surfside, FL 33154 (this lot currently does not have its own street address, but has a folio number); (iii) 1420 Biscaya Drive, Surfside, FL 33154; (iv) 1211 Stillwater Drive, Miami Beach, FL 33141; (v) 2535 Shelter Avenue, Miami Beach, FL 33140; (vi) 2555 Shelter Avenue, Miami Beach, FL 33140; (vii) 11400 N. Bayshore Drive, North Miami, FL 33181; (viii) 11404 N. Bay Shore Drive, North Miami, FL 33181; (ix) 241 Atlantic Isle, Sunny Isles Beach, FL 33160 and the adjacent island which has its own folio number; (x) 18970 North Bay Road, Sunny Isles Beach, FL 33160; (xi) 3506 Main Lodge Drive, Coconut Grove, FL 33133; (xii) 3437 N. Moorings Way, Miami, FL 33133; and (xiii) 65 East Hollow Road, East Hampton, NY 11937. As of that date, all were vacant lots, except for two properties where the renovation of the existing homes have been completed and except for one of the properties where a home is under construction, and a number of properties had been listed for sale.

The Company engaged the architectural firm of Max Strang Architecture, Inc. for schematic designs (including floor plans, design renderings and construction budgets), which they completed, and other architectural services with respect to homes to be built on the Company’s current Florida properties. Renderings of proposed construction on certain of the Company’s properties may be found at the Company’s web site: www.caduscorp.com. As the Company sells homes into the market, its plan, depending on market conditions, is to begin construction on spec or custom homes on other of its properties.

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

Employees

The Company currently has no full-time employees and its only employee is Hunter C. Gary, the President and Chief Executive Officer of Cadus. Under his employment agreement with Cadus, Mr. Gary is required to devote such time as may be required by Cadus’ Board of Directors to perform his duties and responsibilities. David Blitz, the Treasurer and Secretary of Cadus, is not an employee of the Company, and is serving under a consulting arrangement. The Company intends to hire employees as required in connection with the growth of its real estate activities.

Patents

As of March 1, 2017, Cadus Technologies, Inc., Cadus’ wholly-owned subsidiary, is the assignee of two issued U.S. patents covering aspects of its yeast technology. The Company has not received any revenues from the licensing of its patents since 2010 and has not entered into a new license for its patents since 2000. The Company no longer maintains or seeks to license its patents.

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

History of Operating Losses

The Company has incurred operating losses in each year since its inception with the exception of 2002. At December 31, 2016, the Company had an accumulated deficit of approximately $39.3 million. The Company’s losses have resulted principally from costs incurred in connection with its previous research and development activities, its current real estate activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income.

Uncertainty of Utilization of Operating Loss and Research and Development Credit Carryforwards.

The Company had a net operating loss carryforward of approximately $21.4 million and a research and development credit carryforward of approximately $1.5 million at December 31, 2016. These net operating loss carryforwards and the research and development credit carryforward expire in various years from 2018 to 2036. The Company's ability to utilize such net operating loss and research and development credit carryforwards for income tax savings is subject to certain conditions and may be subject to certain limitations in the future due to ownership changes, if any, as defined by rules enacted with the Tax Reform Act of 1986. As such, there can be no assurance that the Company will be able to utilize such carryforwards.

Uncertainty of Access to Capital

There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

Control by Existing Stockholders; Concentration of Stock Ownership

Carl C. Icahn beneficially owns, as of March 15, 2017, approximately 67.81% of the outstanding shares of Common Stock. As a result, Mr. Icahn, acting alone, will be able to control most matters requiring approval by the stockholders of the Company, including the election of directors, the adoption of charter amendments, and the approval of mergers and other extraordinary corporate transactions. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2016 fiscal year and that remain unresolved.

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

On March 11, 2014, Cadus’s subsidiary, MB 2013 LLC, took title to real property located at 1211 Stillwater Drive, Miami Beach, Florida 33141 (the “Stillwater Drive Property’). On March 16, 2017, it was discovered that the Stillwater Drive Property had been transferred to a third party named Valexia Lazaro Santana via the issuance of a fraudulent deed dated September 29, 2016 and recorded on October 4, 2016. Subsequent to the fraudulent transfer, a mortgage was placed on the Stillwater Property in the amount of $300,000.00. Cadus has notified the local Property Appraiser’s Office of such illegal transaction and has been in contact with the Economic Crimes Bureau for the Miami-Dade Police Department and the underlying lender. Cadus also recorded an Affidavit of Fraudulent Deed in the public records for Miami-Dade County for the purpose of placing all other potential parties on notice of the illegal transaction and on March 27, 2017 filed a quiet title action to set aside the transaction and to revert title back to MB 2013 LLC. Such action is pending in the Circuit Court for the 11th Judicial Circuit in and for Miami-Dade County, Florida. The parties named in such action as defendants are Valexis Lazaro Santana, 1211 Stillwater, LLC, a Florida limited liability company, Franklin Mortgage Holdings, LLC, a Delaware limited liability company, and Franklin Mortgage Holdings, Inc., a Delaware corporation. Based on the facts known to date, Cadus believes that it will prevail in such action and that the possibility of any potential loss is remote.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cadus’ common stock, $.01 par value per share (the “Common Stock”), was traded on the Nasdaq National Market under the symbol KDUS until September 27, 1999 when it was delisted and then was traded on the over-the-counter bulletin board under the symbol KDUS.OB. Cadus’ Common Stock is currently traded on the OTCQB Marketplace operated by the OTC Markets Group, Inc., or OTCQB, under the symbol KDUS. The table below sets forth the high and low sales price per share of the Common Stock for the periods indicated, as reported by the OTCQB Marketplace.

Fiscal Year 2016	High	Low
First quarter ended March 31, 2016	$1.23	$0.95
Second quarter ended June 30, 2016	$1.10	$0.98
Third quarter ended September 30, 2016	$1.10	$0.96
Fourth quarter ended December 31, 2016	$1.07	$0.84

Fiscal Year 2015	High	Low
First quarter ended March 31, 2015	$1.47	$1.28
Second quarter ended June 30, 2015	$1.65	$1.33
Third quarter ended September 30, 2015	$1.33	$1.00
Fourth quarter ended December 31, 2015	$1.38	$1.09

As of March 15, 2017, there were approximately 46 holders of record of Cadus’ Common Stock.

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

Overview

Cadus Corporation (“Cadus”) was incorporated under the laws of the State of Delaware in January 1992 and initially devoted substantially all of its resources to the development and application of novel yeast-based and other drug discovery technologies. Cadus has a wholly owned subsidiary, Cadus Technologies, Inc. (“Cadus Technologies”), which holds all patents, patent applications, know how, licenses and drug discovery technologies of the Company. Neither Cadus nor Cadus Technologies maintains or seeks to license its drug discovery technologies.

Beginning in the fourth quarter of 2013, Cadus began to explore opportunities to profit from purchasing land and residential homes for construction or renovation and resale in areas of the United States where there may be increases in real estate value. Cadus formed directly or indirectly wholly-owned subsidiaries (such subsidiaries together with Cadus Technologies, the “Subsidiaries,” and Cadus together with its Subsidiaries, the “Company”) through which it would purchase such individual homes and individual residential lots for purposes of renovation or construction and resale.

The Company has concentrated its real estate acquisition, renovation and construction activities in south Florida. The Company bought its first residential properties in Florida in February 2014. As of March 15, 2017, the Company had purchased and continued to own twelve single-family residential zoned properties in Miami-Dade County, Florida. The majority of the properties are waterfront properties. In addition the Company has purchased and continues to own an approximately one-acre single-family residential zoned vacant lot in East Hampton, New York.

When individual homes are purchased, Cadus intends, as appropriate, to renovate them for resale or to demolish them for new home construction and sale. When vacant lots are purchased, the Company intends to construct new homes on them for sale. The Company may also acquire partially constructed or renovated homes for completion and resale or resell acquired homes or land without undertaking renovation or construction. The Company does not currently intend to purchase additional properties until it has sold renovated or newly constructed homes or vacant lots from its existing inventory of properties, at which time, it will also consider the then current market conditions. As the Company sells homes into the market, its plan, depending on market conditions, is to begin construction on spec or custom homes on other of its properties.

The Company engaged the architectural firm of Max Strang Architecture, Inc. for schematic designs (including floor plans, design renderings and construction budgets), which they completed, and other architectural services with respect to homes to be built on the Company’s current Florida properties. Renderings of proposed construction on certain of the Company’s properties may be found at the Company’s web site: www.caduscorp.com.

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

The company has incurred operating losses in each year since its inception except for an operating gain of approximately $214,000 for the year ended December 31, 2002. At December 31, 2016, the Company had an accumulated deficit of approximately $39.3 million. The Company’s losses resulted principally from costs incurred in connection with its research and development activities, its real estate activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income.

In March 2014 the Company appointed Hunter C. Gary as the company’s President and Chief Executive Officer with a salary of $200,000 per annum. For the year ended December 31, 2016 the Company incurred general and administrative expenses of $483,169 which included payroll costs of $210,440, legal fees of $77,509, and bookkeeping, accounting and tax preparation fees of $92,969.

The Company incurred $190,355 in real estate expenses for the year ending December 31, 2016 which includes real estate taxes, insurance and sales expenses of $127,101 on the two homes that have been renovated. The balance of $63,254 consists of utilities, maintenance and other operating costs and expenses on properties owned.

Since the company had no revenues, it incurred a net loss of $666,115 for the year ended December 31, 2016.

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

Real Estate Held for Inventory

Real estate inventory is recorded at cost. The cost of residential property includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning development and constructing a property are capitalized and classified as real estate inventory. Capitalized development costs include interest, property taxes, insurance, and other direct project costs incurred during the period of development.

The Company reviews its inventory for indicators of impairment during each reporting period. In conducting its review of indicators of impairment, the company evaluates, among other things, the market conditions and selling prices for similar properties in the surrounding areas as well as the cost of its completed properties or for properties under development, the estimated total costs and selling price for the properties once development activities are substantially complete. If the undiscounted cash flows expected to be generated by a property are less than its carrying amount, an impairment charge is recorded to write down the carry amount of a property to its estimated fair value.

Result of Operations

Years Ended December 31, 2016 and 2015

Revenues

There were no revenues for 2016 and 2015.

Operating Expenses

General and administrative expenses decreased to $483,169 in 2016 from $547,190 in 2015. Professional fees decreased by $43,813 with the elimination of outside bookkeeping services and as a result of fewer filings with the SEC in 2016. Storage decreased by $10,500 due to the Company no longer leasing storage space. Patent license fees decreased by $12,500 because the Company terminated a patent license during 2015 and there is no such expense in 2016. There were additional net increases of $2,792.

Real Estate Expenses

Real estate expenses for the year 2016 were $190,355 consisting of maintenance and utilities for properties owned. Real estate expenses for the year 2015 were $69,715. The expenses for the year ended 2016 include $127,101 of real estate taxes, insurance and selling costs on the completed renovated properties.

Equity in other Ventures

The Company recognized a gain of $394 for the year 2016 and a loss of $409 for the year 2015 from the Company’s investment in Laurel Partners Limited Partnership.

Interest Income

Interest income for 2016 increased to $19,557 from $1,924 due to an interest rate increase.

Net Loss

Net loss for 2016 was $666,115, compared to a net loss of $603,389 for 2015. The increase in the loss is attributable to an increase in real estate expenses of $120,640, an increase in amortization of $6,666 and an increase in taxes of $17,877, offset by a decrease in general and administrative expenses of $64,021, an increase in interest income of $17,633 and an increase in gain from equity in other ventures of $803.

Liquidity and Capital Resources

At December 31, 2016 the Company held cash of $5.7 million.

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

Net Operating Loss Carryforwards

At December 31, 2016, the Company had tax net operating loss carryforwards of approximately $21,406,000 and research and development credit carryforwards of approximately $1,500,000 which expire in years 2018 through 2036. Such net operating loss carryforwards may be utilized under certain conditions as a deduction against future income and such research and development credit carryforwards may be utilized under certain circumstances as an offset against future taxes. The Company’s ability to utilize such net operating loss and research and development credit carryforwards may be subject to certain limitations in the future due to ownership changes, if any, as defined by rules enacted with the Tax Reform Act of 1986. The Company presently maintains a full valuation allowance against its deferred tax assets based on its assessment of the likelihood of realization.

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

Management, which is comprised of the Company’s President and Chief Executive Officer and the Company’s Treasurer, who performs functions similar to those of a principal financial officer, assessed the Company’s internal control over financial reporting as of December 31, 2016, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

During the quarter ended December 31, 2016, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to the executive officers and directors of the Company as of March 15, 2017 is set forth below:

Name	Age	Position
Hunter C. Gary	42	Director, President and Chief Executive Officer
Peter S. Liebert, M.D.(1)	81	Director
Tara Elias Schuchts	53	Director
Jack G. Wasserman(1)(2)	80	Director
David Blitz	85	Treasurer and Secretary

_________________________

(1)	Member of the Compensation Committee.
(2)	Lead independent director.

Hunter C. Gary became a director of Cadus in February 2014 and President and Chief Executive Officer of Cadus in March 2014. Mr. Gary has served as Senior Vice President of Icahn Enterprises L.P. (“IEP”), a master limited partnership and diversified holding company engaged in ten primary business segments which include investment, automotive, energy, gaming, railcar, mining, food packaging, metals, real estate and home fashion, since November 2010. At IEP, Mr. Gary is responsible for monitoring portfolio company operations, implementing operational value enhancement as well as leading a variety of operational activities for IEP which focus on a variety of areas including, technology, merger integration, supply chain, organization transformation, real estate, recruiting and executive compensation. Mr. Gary has served as President of IEP’s Real Estate segment since November 2013 and has led the information technology and cybersecurity group at IEP since September 2015 while serving as President of Sfire Technology LLC (f.k.a. IEH Technology LLC) since December 2015. Prior to Cadus and IEP, Mr. Gary had been employed by Icahn Associates Corporation, an affiliate of IEP, in various roles since June 2003, most recently as the Chief Operating Officer of Icahn Sourcing LLC (n.k.a. Insight Portfolio Group LLC). From 1997 to 2002, Mr. Gary worked, most recently as a Managing Director, at Kaufhof Warenhaus AG, a former subsidiary of the Metro Group which was acquired by Hudson’s Bay Company. Mr. Gary has been a director of: The Pep Boys – Manny, Moe & Jack (“PBYS”), an automotive parts installer and retailer, since February 2016; IEH Auto Parts LLC (“IEHAP”), a distributor of automotive aftermarket parts, since June 2015; Ferrous Resources Limited (“Ferrous”), an iron ore mining company, since June 2015; Herbalife Ltd. (“HLF”), a nutrition company, since April 2014; PSC Metals Inc. (“PSC”), a metal recycling company, since May 2012; XO Holdings (“XO”), a competitive provider of telecom services, since September 2011; Tropicana Entertainment Inc. (“TPCA”), a company that is primarily engaged in the business of owning and operating casinos and resorts, since March 2010; and WestPoint Home LLC, a home textiles manufacturer, since June 2007. Mr. Gary has also been a member of the Executive Committee of ACF Industries LLC (“ACF”), a railcar manufacturing company, since July 2015. Mr. Gary was previously a director of: Federal-Mogul Holdings Corporation (“FDML”), a supplier of automotive powertrain and safety components, from October 2012 to February 2016; Voltari Corporation (“VLTC”), a mobile data services provider, from October 2007 to September 2015; American Railcar Industries, Inc. (“ARI”), a railcar manufacturing company, from January 2008 to June 2015; and Viskase Companies Inc. (“VKSC”), a meat casing company, from August 2012 to June 2015. ACF, ARI, Cadus, FDML, Ferrous, IEHAP, IEP, PBYS, PSC, TPCA, VKSE, VLTC, WPH and XO each are indirectly controlled by Carl C. Icahn. Mr. Icahn also has a non-controlling interest in HLF through the ownership of securities. Mr. Gary received his Bachelor of Science degree with senior honors from Georgetown University as well as a certificate of executive development from Columbia Graduate School of Business. The Board of Directors has concluded that Mr. Gary should serve as a director of Cadus because of his experience with respect to real estate matters along with his extensive experience in dealing with operations and oversight matters for a variety of companies, which, in addition to his experience as a director of various companies, enables him to advise the Board of Directors of Cadus on a range of matters including operations and oversight.

Peter S. Liebert, M.D., M.B.A., became a director of Cadus in April 1995. Dr. Liebert has been a pediatric surgeon in private practice since 1968. He served as Chief of Pediatric Surgery at the White Plains Hospital Center in White Plains, New York from 1998 to 2005 and at the Stamford Hospital in Stamford, Connecticut from 2002 to 2015. He is a past president of the Westchester County Surgical Society. He is also a past president of the Westchester County Medical Society and is currently Chairman of its Finance Committee. He is a physician member of the Westchester County Board of Health and is Chairman of its Nominating Committee. He is a founder and the Chairman of the Board of RxVitamins, Inc., a vitamin and supplement company with international sales in Europe, Asia, South America, and the Middle East. He is the sole author of a standard textbook in pediatric surgery and is a member of the editorial board of The Journal of Pediatric Surgery. Dr. Liebert served as a director of ImClone Systems Incorporated, a biotechnology company, from October 2006 to November 2008. Dr. Liebert holds an M.D. from Harvard University Medical School, an M.B.A. with Honors in finance and healthcare management from the Hagan School of Business at Iona College in New Rochelle, New York, and a B.A. cum laude from Princeton University. He is currently a member of the graduate school faculty at Iona College as Adjunct Assistant Professor of Management. The Board of Directors has concluded that Dr. Liebert should serve as a director of Cadus because of his experience on the Board of Directors of Cadus and as a director of another public company.

Tara Elias Schuchts has served as a director of Cadus since April 2016. She is a real estate agent with over 25 years of experience, who specializes in high-end residential properties in South Florida. Since 2011, she has served as a Realtor Associate of Douglas Elliman Real Estate (“Douglas Elliman”) and was ranked #6 in Florida real estate sales by Douglas Elliman in 2012 as well as named by them as a “Top Producer” for 2013. Prior to that, she was a Realtor Associate at Coldwell Banker Residential Real Estate (f.k.a Wimbish Realtors and Riteway Realtors) from 1993 until 2011, where she was ranked in the top 4% of Coldwell Banker’s real estate professionals worldwide for 2003. In 1991, Mrs. Elias Schuchts received her real estate license from the Florida Real Estate Commission. Tara Elias Schuchts received a B.A. in Communications from Southern Methodist University. The Board of Directors has concluded that Ms. Schuchts should serve as a director of Cadus because of her experience with the South Florida residential real estate market.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Cadus’ directors and executive officers, and persons who own more than ten percent of a registered class of Cadus’ equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock of Cadus. Reporting persons are required by SEC regulation to furnish the Company with copies of all such filed reports. To Cadus’ knowledge, based solely on a review of copies of such filed reports furnished to Cadus, all of Cadus’ directors, officers and greater than ten percent beneficial owners made all required filings with the SEC during fiscal year 2016 in a timely manner.

Code of Ethics

Cadus has not adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions due to the fact that in recent years it has had limited operations and only one or two officers. As operations increase in connection with the Cadus’ real estate activities, Cadus anticipates that it may consider the adoption of a code of ethics sometime in the future.

Corporate Governance

Directors are elected by the stockholders of Cadus at each annual meeting of stockholders and serve until the next annual meeting of stockholders and until their successors are elected and qualified or until their earlier removal or resignation.

The Board of Directors of Cadus has a Compensation Committee, consisting of Messrs. Liebert and Wasserman, which makes recommendations regarding salaries and incentive compensation for employees of and consultants to Cadus.

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

Summary Compensation Table

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus in all capacities for the fiscal years ended December 31, 2016 and 2015, by (i) all individuals serving as Cadus’ principal executive officer or principal financial officer, or acting in a similar capacity, (ii) the three most highly compensated executive officers other than the executive officers in clause (i), who were serving as executive officers at the end of such fiscal year and (iii) up to two additional most highly compensated executive officers who would have otherwise been included in clause (ii) but for the fact that they were not serving as executive officers at the end of such fiscal year (collectively, the “Named Executive Officers”):

Summary Compensation Table for 2016 and 2015 Fiscal Years

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Hunter C. Gary (1)	2016	$200,000	—	—	$200,000
President and Chief Executive Officer	2015	$200,000	—	—	$200,000
David Blitz (2)	2016	$25,000	—	—	$25,000
Treasurer and Secretary	2015	$25,000	—	—	$25,000

 ___________________

(1)	Mr. Hunter C. Gary, from his appointment in March 2014, has served as President and Chief Executive Officer of the Company at the rate of $200,000 per annum. According to Mr. Gary’s employment agreement with the Company, any bonus to Mr. Gary will be determined from time to time by the Company’s Board of Directors in its sole discretion.
(2)	Mr. David Blitz had served as the Company’s acting President and Chief Executive Officer, Treasurer and Secretary from May 2004 until March 2014 at the rate of $25,000 per annum. From March 2014, when Hunter C. Gary was appointed President and Chief Executive Officer of the Company, Mr. Blitz has continued to serve as the Company’s Treasurer and Secretary at the rate of $25,000 per annum.

Grants of Plan Based Awards

There were no grants by Cadus of awards to Named Executive Officers during the fiscal year ended December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End

No Named Executive Officer had any outstanding Cadus equity awards as of December 31, 2016.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2016, no Named Executive Officer exercised any stock option, stock appreciation right or similar instrument and no Cadus stock (including any restricted stock, restricted stock unit or similar instrument) vested for any Named Executive Officer.

Director Compensation

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus by its directors (other than directors who are also Named Executive Officers) in all capacities for the fiscal year ended December 31, 2016:

Director Compensation Table for 2016 Fiscal Year

Name	Fees Earned or Paid in Cash ( $) (1)	All Other Compensation ($)	Total ($)

James R. Broach	$1,500	—	$1,500
Peter S. Liebert	$6,000	—	$6,000
Tara Elias Schuchts	$4,500		$4,500
Jack G. Wasserman	$7,500	—	$7,500

___________________

(1)	In 2016, each non-employee director received $6,000 in annual compensation, with $1,500 in additional annual compensation paid to the lead independent director.

1996 Incentive Plan

Cadus’ 1996 Incentive Plan was terminated by the Board of Directors in April 2016. As of the date of such termination, there were no outstanding stock options granted under such plan.

Compensation Committee Interlocks and Insider Participation

Cadus’ Compensation Committee is composed of Peter Liebert and Jack G. Wasserman. Neither Mr. Liebert nor Mr. Wasserman is or was an officer or employee of the Company.

Compensation Discussion and Analysis

Introduction

The Compensation Committee of the Board of Directors of Cadus is responsible for determining and administering the Company’s compensation policies for the remuneration of Cadus’ officers. The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective. In 2016, Cadus had no officers other than Hunter C. Gary, its President and Chief Executive Officer from March 2014 with a salary of $200,000 per annum, and David Blitz, who served in a consultative capacity as the Company’s President and Chief Executive Officer, Treasurer and Secretary until Mr. Gary’s appointment as President and Chief Executive Officer in March 2014 and thereafter as the Company’s Treasurer and Secretary, in each case, at the rate of $25,000 per annum. Accordingly, the following report of the Compensation Committee is not entirely applicable to calendar year 2016 but is presented for an historical perspective.

Philosophy

Cadus’ executive compensation program historically has sought to encourage the achievement of business objectives and superior corporate performance by the Cadus’ executives. The program enables Cadus to reward and retain highly qualified executives and to foster a performance-oriented environment wherein management’s long-term focus is on maximizing stockholder value through equity-based incentives. The program calls for consideration of the nature of each executive’s work and responsibilities, unusual accomplishments or achievements on the Company’s behalf, years of service, the executive’s total compensation and the Company’s financial condition generally.

Executive Compensation

Historically, Cadus’ executive employees have received cash-based and equity-based compensation.

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

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 2017 with respect to (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. All information is based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to the Company.

Name and Address of Beneficial Owner (1)	Number of Shares Amount and Nature of Beneficial Ownership		Percentage of Common Stock Owned(2)
Carl C. Icahn 767 Fifth Avenue New York, New York 10153	17,824,678	(3)	67.81%
Hunter C. Gary	—		*
Peter S. Liebert, M.D	8,834		*
Tara Elias Schuchts	—		*
Jack G. Wasserman	10,000	(4)	*
David Blitz	5,000	(4)	*
All executive officers and directors as a group (5 persons)	23,834		0.09%

_____________________

* Less than one percent

(1)        Except as otherwise indicated above, the address of each stockholder identified above is c/o the Company, 767 Fifth Avenue, Suite 4700, New York, NY 10153. Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

(2)       Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 15, 2017, that may be exercised within 60 days after such date for purposes of computing the percentage of Common Stock owned by such person, but not for purposes of computing the percentage of Common Stock owned by any other person. None of the persons listed above held options as of March 15, 2017.

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

Equity Compensation Plan Information.

The following table sets forth certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of Cadus were authorized for issuance as of December 31, 2016:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	—	0
Equity compensation plans not approved by security holders	0	—	0
Total	0	—	0

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2015, except for transactions in respect of the brokerage services of Bayswater Brokerage Florida LLC as described below, the Company has not been a participant in any transaction with a “related person” (as defined in Item 404 of Regulation S-K) where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, nor is any such transaction currently proposed. The Company recognizes that related person transactions can present potential or actual conflicts of interest. Accordingly, if a proposed transaction appears to or does involve a related person, and the amount involved exceeds $60,000, the transaction must be presented to the Board of Directors for its review and approval or ratification. The Board of Directors may retain and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction. Related party transactions where the amount involved does not exceed $60,000 do not require formal Board of Directors approval, but must be disclosed to the Board of Directors. The foregoing procedures are designed to ensure that transactions with related persons are fair to the Company and in the Company’s best interests.

Bayswater Brokerage Florida LLC (“Bayswater”) is providing brokerage services to the Company. Carl C. Icahn, indirectly the controlling shareholder of Cadus, is also indirectly the principal shareholder of Bayswater; Jack Wasserman, a director and the lead independent director of Cadus is a director of Bayswater’s indirect parent; and Hunter C. Gary, a director and President and Chief Executive Officer of Cadus, is a senior vice president of Bayswater’s indirect parent and Vice President, Secretary and Treasurer of Bayswater. Barberry Corp., of which Carl Icahn is the sole shareholder, is a significant shareholder of Cadus. Pursuant to an agreement between Barberry Corp. and Cadus, to the extent Bayswater receives any compensation for such brokerage services, Barberry Corp. will make capital contributions to Cadus for the full amount of any such compensation received by Bayswater. Barberry Corp. will not be issued stock of the Company or any other consideration in connection with any such capital contributions. In connection with closings for the acquisition of residential properties in 2014, Bayswater received an aggregate of $728,900 in respect of brokerage services provided to Cadus, and capital contributions for this amount were made to Cadus by Barberry Corp. Bayswater did not receive any amounts from Cadus in respect of brokerage services in 2015 and 2016.

In May 2004, the Board of Directors appointed David Blitz the acting President, Chief Executive Officer, Treasurer and Secretary of the Company at the rate of $25,000 per annum for the interim period during which the Company continued its search for a new Chief Executive Officer. In 2013, the Company paid $25,000 to Mr. Blitz in such capacities. From March 2014, when Hunter C. Gary was appointed President and Chief Executive Officer of the Company, Mr. Blitz has continued to serve as the Company’s Treasurer and Secretary at the rate of $25,000 per annum. Mr. Blitz is a former employee of Citrin Cooperman (which acquired in November 2015 Joel Popkin & Co., P.C., Mr. Blitz’s prior employer) and continues to perform the Company’s internal accounting as he has done since March 2000. The Company paid Citrin Cooperman $5,000 for such accounting services in 2016.

Cadus has the following directors: Hunter C. Gary, Peter S. Liebert, Tara Elias Schuchts and Jack G. Wasserman, who is also the lead independent director. Each of the directors, other than Hunter C. Gary, meets the standards for independence set forth in the Nasdaq Listing Rules. The entire Board of Directors of the Company acts as the audit committee. Each of the directors, except for Hunter C. Gary, meets the standards for independence for audit committee members set forth in the Nasdaq Listing Rules.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees incurred by the Company for the services of its principal accountants in 2016 and 2015:

	2016	2015
Audit Fees	$62,684	$58,465
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit fees consist of services rendered to the Company for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s quarterly financial statements and related services.

The Company’s policy is that, before accountants are engaged by the Company to render audit or non-audit services, the engagement is approved by Cadus’ Board of Directors. Cadus’ Board of Directors approved Baker Tilly Virchow Krause, LLP’s engagement as the Company’s independent auditors for the fiscal year ending December 31, 2016 before Baker Tilly Virchow Krause, LLP was so engaged. All of the 2016 services described above were approved by the Board of Directors.

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

(c)	Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this annual report.

Exhibit No.	Description of Document

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cadus Pharmaceutical Corporation ("Cadus"), as filed with the Secretary of State of Delaware on June 20, 2003, and Amended and Restated Certificate of Incorporation of Cadus, as filed with the Secretary of State of Delaware on July 22, 1996 (incorporated by reference to Exhibit 3.1 of Cadus’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003).

3.2	By-laws of Cadus (incorporated by reference to Exhibit 3.4 of Cadus’ Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

4.1	Specimen of Common Stock Certificate of Cadus (incorporated by reference to Exhibit 4.1 of Cadus’ Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

4.2	Cadus Pharmaceutical Corporation 1996 Incentive Plan Cadus (incorporated by reference to Exhibit 10.3 of Cadus’ Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

4.3	Amendment to Cadus Pharmaceutical Corporation 1996 Incentive Plan (incorporated by reference to Exhibit 4.2.1 of Cadus’ Registration Statement on Form S-8 (Registration No. 333-21871), filed with the Securities and Exchange Commission on February 14, 1997).

4.4	Form of Incentive Stock Option Agreement utilized in connection with issuances of stock options under the Cadus Pharmaceutical Corporation 1996 Incentive Plan (incorporated by reference to Exhibit 4.2.2 of Cadus’ Registration Statement on Form S-8 (Registration No. 333-21871), filed with the Securities and Exchange Commission on February 14, 1997).

10.1	Form of Indemnification Agreement entered into between Cadus and its directors and officers (incorporated by reference to Exhibit 10.1 of Cadus’ Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

10.2	Form of Agreement Regarding Assignment of Inventions, Confidentiality and Non-Competition (incorporated by reference to Exhibit 10.4 of Cadus’ Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

10.3	Consulting Agreement between Cadus and James R. Broach, dated February 1, 1994 (incorporated by reference to Exhibit 10.18 of Cadus’ Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

10.7	AS IS” Residential Contract for Sale and Purchase, effective December 19, 2013, with MB 2013 LLC, as buyer, as amended (incorporated by reference to Exhibit 10.11 of Cadus’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2014).

10.12	Letter Agreement, effective as of February 4, 2014, between Barberry Corp. and Cadus (incorporated by reference to Exhibit 10.12 of Cadus’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2014).

10.13	Employment Agreement, dated March 5, 2014, between Cadus and Hunter C. Gary (incorporated by reference to Exhibit 10.1 of Cadus’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2014).

10.14	Vacant Land Listing Agreement, dated February 10, 2016, between MB 2013, LLC and Bayswater Brokerage Florida LLC (incorporate by reference to Exhibit 10.14 of Cadus’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016.

21	List of Subsidiaries of Cadus Corporation (incorporated by reference to Exhibit 21 of Cadus’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2014).

23	Consent of Baker Tilly Virchow Krause, LLP.*

24	Power of Attorney (filed as part of the signature page to this Report).*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADUS CORPORATION

By:	/s/ Hunter C. Gary
Hunter C. Gary, President and Chief Executive Officer

Date: March 31, 2017

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

Name	Title	Date

/s/ Hunter C. Gary	President and Chief Executive Officer, and Director	March 31, 2017
Hunter C. Gary	(Principal Executive Officer)

/s/ David Blitz	Treasurer and Secretary	March 31, 2017
David Blitz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter S. Liebert	Director	March 31, 2017
Peter S. Liebert

/s/ Tara Elias Schuchts	Director	March 31, 2017
Tara Elias Schuchts

/s/ Jack G. Wasserman	Director	March 31, 2017
Jack G. Wasserman

CADUS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cadus Corporation

New York, New York

We have audited the accompanying consolidated balance sheets of Cadus Corporation and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cadus Corporation and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/BAKER TILLY VIRCHOW KRAUSE, LLP

Minneapolis, Minnesota

March 31, 2017

CADUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Assets:
Real estate inventory	$35,121,788	$32,716,718
Cash and cash equivalents	5,675,047	8,936,147
Interest receivable	1,835	542
Prepaid and other current assets	61,109	38,548
Investment in other ventures	193,086	192,692
Website	13,333	20,000
	$41,066,198	$41,904,647
Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accrued expenses and other current liabilities	$152,882	$325,216
Total liabilities	152,882	325,216

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value. Authorized 35,000,000 shares at December 31, 2016 and 2015; issued 26,429,747 shares at December 31, 2016 and December 31, 2015;outstanding 26,288,080 shares at December 31, 2016 and December 31, 2015	264,297	264,297
Additional paid-in capital	80,291,992	80,291,992
Accumulated deficit	(39,342,898)	(38,676,783)
Treasury stock - at cost	(300,075)	(300,075)
Total stockholders' equity	40,913,316	41,579,431

Total liabilities and stockholders' equity	$41,066,198	$41,904,647

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015

Total revenues	$—	$—

Costs and expenses
General and administrative	483,169	547,190
Amortization of website and patent costs	6,667	1
Real estate expenses	190,355	69,715
(Gain) loss from equity in other ventures	(394)	409
Total costs and expenses	679,797	617,315

Operating loss	(679,797)	(617,315)

Other income
Interest income	19,557	1,924
Total other income	19,557	1,924

Loss before income tax provision	(660,240)	(615,391)

Provision (refund) for franchise and income taxes	5,875	(12,002)

Net loss	$(666,115)	$(603,389)

Basic and diluted net loss per share	$(0.03)	$(0.02)

Weighted average shares of common stock outstanding - basic and diluted	26,288,080	26,288,080

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance at December 31, 2014	26,429,747	$264,297	$80,291,992	$(38,073,394)	141,667	$(300,075)	$42,182,820

Net Loss for the year ended December 31, 2015	-	-	-	(603,389)	-	-	(603,389)

Balance at December 31, 2015	26,429,747	264,297	80,291,992	(38,676,783)	141,667	(300,075)	41,579,431

Net Loss for the year ended December 31, 2016				(666,115)			(666,115)

Balance at December 31, 2016	26,429,747	$264,297	$80,291,992	$(39,342,898)	141,667	$(300,075)	$40,913,316

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015

Cash flows from operating activities:

Net loss	$(666,115)	$(603,389)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of website and patent costs	6,667	1
(Gain) loss from equity in other ventures	(394)	409
Changes in assets and liabilities:
(Increase) in real estate inventory	(2,405,070)	(2,533,022)
(Increase) in prepaid and other current assets	(22,561)	(26,050)
(Increase) in website	—	(20,000)
(Increase) in interest receivable	(1,293)	(386)
(Decrease) increase in accrued expenses and other current liabilities	(172,334)	240,633

Net cash used in operating activities	(3,261,100)	(2,941,804)

Net decrease in cash and cash equivalents	(3,261,100)	(2,941,804)

Cash and cash equivalents - beginning of year	8,936,147	11,877,951

Cash and cash equivalents - end of year	$5,675,047	$8,936,147

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

(1)	Organization

Cadus Corporation (“Cadus”) was incorporated on January 23, 1992, under the laws of the State of Delaware. Cadus changed its name to Cadus Corporation from Cadus Pharmaceutical Corporation on June 20, 2003.

Previously, Cadus sought to license its yeast-based and other drug discovery technologies. However, it no longer maintains or seeks to license these technologies. Beginning in the fourth quarter of 2013, Cadus began to explore opportunities to profit from purchasing land and residential homes for construction or renovation and resale in areas of the United States where there may be increases in real estate value. In that connection in the fourth quarter of 2013 the company formed three wholly-owned new subsidiaries, Blivet LLC, MB 2013 LLC and Happy Dragon LLC, through which it has purchased individual homes and individual residential lots for purposes of renovation or construction and resale, predominantly in Miami-Dade County, Florida.

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

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $5,319,730 at December 31, 2016 and $8,701,601 at December 31, 2015.

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

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

(2)	Significant Accounting Policies (continued)

(e)	Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of outstanding dilutive common stock equivalents (stock options). There were no outstanding stock options as of December 31, 2016 and 2015.

(f)	Use of Estimates

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

(g)	Fair Value of Financial Instruments

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accounts payable approximate fair value. The fair value of the Company’s investments in a privately held company is not readily available. The Company believes the fair values of this investment in a privately held company approximated its respective carrying values at December 31, 2016 and 2015.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. From time to time, the balances of cash and cash equivalents exceed the Federal Depository Insurance Coverage Limit. At December 31, 2016 and 2015, the balances of cash and cash equivalents were $5,675,047 and $8,936,147, respectively. The Company places its cash with high credit quality financial institution.

(h)	Stock-Based Compensation

The Company recognizes compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards, with limited exceptions, over the requisite service period.

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

(2)	Significant Accounting Policies (continued)

(i)	Revenue Recognition

The Company will recognize revenue when a sale of a property to a purchaser is consummated, it has no further involvement after the sale and it has received payment in full.

(j)	Website

The Company’s website was completed in December 2015 at a cost of $20,000, which is being amortized over three years. Amortization expense for 2016 is $6,667.

(k)	Real Estate

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

After acquisition, real estate inventory is analyzed periodically for indication of impairment and any subsequent write down is charged to operating expenses. The Company did not have such a write down during the years ended December 31, 2016 and December 31, 2015.

(l)	Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

(3)	Investments in Other Ventures

Cadus owns an 89% limited partnership interest in Laurel Partners Limited Partnership ("Laurel"), a limited partnership of which the controlling shareholder of Cadus is beneficial owner of the general partner. Laurel's purpose was to invest, directly or indirectly, in securities of biotechnology companies. Cadus is not required to make any additional investment in Laurel. As of and for the years ended December 31, 2016 and 2015, Laurel’s assets and net income (loss) totaled $314,371 and $441, and $313,930 and $(458), respectively. The investment is accounted for under the equity method with recognition of losses limited to Cadus’ capital contributions. For the years ended December 31, 2016 and 2015, Cadus recognized a gain of $394 and a loss of $409, respectively, related to the investment. The Company’s investment in Laurel of $193,086 and $192,692 at December 31, 2016 and 2015, respectively, is reflected as investments in other ventures in the accompanying consolidated balance sheets.

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

(4)	Income Taxes

Deferred tax assets of approximately $8,997,000 and $8,758,000 at December 31, 2016 and 2015, respectively, relate principally to net operating loss carry-forwards of $21,406,000 and $20,745,000, and research and development credit carry-forwards of $1,500,000. A valuation allowance has been established for the full amount of the deferred tax assets as a result of the significant uncertainty regarding their ultimate realization. The aggregate valuation allowance increased $239,000 in 2016 and decreased $875,000 in 2015.

The net operating loss carry-forwards and the research and development carry-forwards expire as follows:

Year	Net Operating Loss Carry-forward	Research and Development Credit Carry-forward

2018	$8,949,000	$935,000
2019	5,810,000	565,000
2020	275,000	-
2022	267,000	-
2023	514,000	-
2024-2036	5,591,000	-

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

The Company follows the provision of FASB guidance for accounting for uncertainty in income taxes. The guidance requires the Company to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2016 and 2015, the Company had no material unrecognized tax benefits. As a result, no interest or penalties were accrued for unrecognized tax benefits during the years. The Company’s open tax years are 2013, 2014 and 2015.

(5)	Stock Options

The Company discontinued its 1996 Incentive Plan in 2016.

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	December 31
	2016	2015

Accrued real estate costs	$150,554	$300,236
Accrued professional fees	1,373	23,100
Other	955	1,880
	$152,882	$325,216

(7)	Related Party Transactions

Mr. David Blitz, the Treasurer and Secretary of the Company, was paid $25,000 in 2016 and in 2015. Mr. Blitz is a former employee of Citrin Cooperman, a successor to Joel Popkin & Co. P.C. He had performed the Company’s internal accounting since March 2000 as an employee of the accounting firms. The Company paid Citrin Cooperman $5,000 in 2016, and paid Joel Popkin & Co. and Citrin Cooperman $35,170 for such accounting services in 2015, and $4,000 in 2015 for tax preparation services.

Bayswater Brokerage Florida LLC (“Bayswater”) provides brokerage services to the Company, including under a listing agreement entered into on February 10, 2016 with the Company’s indirect wholly-owned subsidiary, MB 2013 LLC. Under the listing agreement, Bayswater has the right to sell certain properties of the subsidiary for a commission. Carl C. Icahn, the controlling shareholder of Cadus, is also indirectly the principal shareholder of Bayswater. Barberry Corp. is a significant shareholder of Cadus and is owned entirely by Mr. Icahn. Pursuant to an agreement between Barberry Corp. and Cadus, to the extent Bayswater receives any compensation for brokerage services provided to the Company, Barberry Corp. will make capital contributions to Cadus for the full amount thereof. Barberry Corp. is not issued stock or given other consideration in connection with such capital contributions. Bayswater did not receive any amounts from Cadus in respect of brokerage services in 2015 and 2016.

(8)	Commitments and Contingencies

Lease Commitments

Cadus leased storage space on a month-to-month basis. Storage expense for the years ended December 31, 2016 and 2015 amounted to $2,100 and $12,600, respectively. The Company vacated the storage space on February 29, 2016 and terminated its lease effective as of March 1, 2016.

(9)	Real Estate Operations

In connection with the Company’s program to purchase residential properties for purposes of renovation or construction and resale, as of December 31, 2016, the Company had purchased for an aggregate original purchase price of approximately $29.9 million, and continued to own, through two indirect wholly-owned subsidiaries, twelve residential properties in Miami-Dade County, Florida and one residential property in East Hampton, New York.

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

(9)	Real Estate Operations (continued)

As of December 31, 2016, there was $6,911,880 in completed properties for sale, $4,023,397 in property under development, and $24,186,511 in land. As of December 31,2015, there was $6,387,002 in property under development and $26,329,716 in land.

The Company incurred $190,355 in real estate expenses for the year ending December 31, 2016 which includes real estate taxes, insurance and sales expense of $127,101 on the two homes that have been completed. The balance of $63,254 consists of utilities, maintenance and other operating costs and expenses on properties owned.

For the year ending December 31, 2015, real estate expenses were $69,715, consisting of utilities, maintenance and other operating costs and expenses on properties owned.

