Form 10-Q
period 2017-03-31
CADUS CORP
filed 2017-05-15
CIK 911148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒               No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐               No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of April 30, 2017 was 26,288,080.

CADUS CORPORATION

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any statement of our plans, strategies and objectives for our future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumption underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words. Although Cadus Corporation (the “Company”) believes that the expectations reflected in our forward-looking statements are reasonable, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to the Company's ability to acquire residential homes or land for renovation or construction and resale, the Company’s ability to engage contractors to perform such renovation and construction, the Company’s ability to sell such renovated or new homes at a profit, the Company’s ability to acquire or invest in other businesses or assets, the Company’s capital needs and uncertainty of future funding, as well as other risks and uncertainties discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2016. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION

Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets:
Real estate inventory	$35,637,224	$35,121,788
Cash and cash equivalents	5,121,539	5,675,047
Interest receivable	2,279	1,835
Prepaid and other assets	72,243	61,109
Investment in other venture	193,352	193,086
Website, net	11,666	13,333

Total assets	$41,038,303	$41,066,198

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accrued expenses and other liabilities	$344,365	$152,882
Total liabilities	344,365	152,882

Commitments

Stockholders’ equity:
Common stock	264,297	264,297
Additional paid-in capital	80,291,992	80,291,992
Accumulated deficit	(39,562,276)	(39,342,898)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	40,693,938	40,913,316
Total liabilities and stockholders’ equity	$41,038,303	$41,066,198

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Total revenues	$--	$--

Costs and expenses:

General and administrative expenses	145,578	189,209

Real estate expenses	78,646	17,739

Amortization of website	1,667	1,667

Equity in earnings in other venture	(266)	(70)

Total costs and expenses	225,625	208,545

Operating loss	(225,625)	(208,545)

Other income:

Interest income	6,247	3,899

Loss before provision for income taxes	(219,378)	(204,646)

Provision for income taxes	--	--

Net loss	$(219,378)	$(204,646)

Basic and diluted net (loss) per weighted average share of common stock outstanding	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding – basic and diluted	26,288,080	26,288,080

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net loss	$(219,378)	$(204,646)

Adjustments to reconcile net (loss) to net cash
(used in) operating activities:

Amortization of website	1,667	1,667

Equity in earnings in other venture	(266)	(70)

Changes in assets and liabilities:

(Increase) in prepaid and other assets	(11,578)	(21,242)

(Increase) in real estate inventory	(515,436)	(414,671)

Increase (decrease) in accrued expenses and other liabilities	191,483	(94,025)

Net cash used in operating activities	(553,508)	(732,987)

Net decrease in cash and cash equivalents	(553,508)	(732,987)

Cash and cash equivalents - beginning of period	5,675,047	8,936,147

Cash and cash equivalents - end of period	$5,121,539	$8,203,160

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 1	Organization and Basis of Preparation

The information presented as of March 31, 2017 and for the three month period then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2016 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2016.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Cadus Technologies, Inc., Blivet LLC, MB 2013 LLC and Happy Dragon LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment: the purchase of homes and land for purposes of renovation or construction and resale. The Company has decided not to maintain its drug discovery technologies.

The results of operations for the three month period ended March 31, 2017 is not necessarily indicative of the results to be expected for the year ending December 31, 2017.

Note - 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $4,825,527 at March 31, 2017 and there were cash equivalents of $5,319,730 at December 31, 2016.

Note - 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options). There were no outstanding stock options for the three months ended March 31, 2017 and 2016.

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

Company believes the fair value of this investment in a privately held company approximated its carrying value at March 31, 2017 and December 31, 2016. The Company evaluated whether the Company's investment is a variable interest and concluded that it is a variable interest. The Company then evaluated whether Laurel Partners Limited Partnership ("Laurel") is a variable interest entity. The Company, as the limited partner, has no substantive kick out rights, nor any substantive participating rights, therefore, Laurel Partners Limited Partnership is a variable interest entity. In order to determine whether the Company is the primary beneficiary of Laurel, the Company evaluates the extent of its power over the activities that most significantly impact Laurel’s economic performance. Based on this evaluation, the Company concluded that it was not the primary beneficiary and therefore, would not consolidate Laurel.

Note - 5	Real Estate Operations

In connection with the Company’s program to purchase residential properties for purposes of renovation or construction and resale, the Company had purchased for an aggregate original price of approximately $29.9 million, and continued to own, through two indirect wholly-owned subsidiaries, twelve residential properties in Miami-Dade County, Florida and one residential property in East Hampton, New York.

The Company incurred $78,646 in real estate expenses for the three months ended March 31, 2017, consisting of real estate taxes, insurance, legal expenses, utilities, maintenance, other operating costs and expenses and selling expenses with respect to properties owned, and $17,739 for the three months ended March 31, 2016, consisting of utilities, maintenance and other operating costs and expenses with respect to properties owned.

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

After acquisition, real estate inventory is analyzed quarterly for changes in fair values and any subsequent write down is charged to operating expenses. The Company did not have such a write down during the three months ended March 31, 2017 and 2016.

Note - 6	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2017	December 31, 2016
Real estate taxes	$127,220	$--
Real estate expenses	172,064	150,554
Legal	12,472	1,373
Accounting	15,000	--
Property expenses	12,789	--
Stockholder relations	1,640	--
Sundry	3,180	955
	$344,365	$152,882

Note - 7	Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note - 8	Subsequent Events

The Company has evaluated the impact of events occurring after March 31, 2017 up to the date of issuance of these condensed consolidated financial statements for adjustment or disclosure.

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

At March 31, 2017, the Company had an accumulated deficit of approximately $39.6 million. The Company’s losses have resulted principally from costs incurred in connection with its prior biomedical research and development activities, its current real estate activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. The Company expects to generate revenues in the future only if it is able to profit from its real estate operations.

Results of Operations

Three Month Ended March 31, 2017 and 2016.

Revenues

There were no revenues for the three months ended March 31, 2017 and for the three months ended March 31, 2016.

Costs and Expenses

General and administrative expenses decreased to $145,578 for the three months ended March 31, 2017 from $189,209 for the same period in 2016. Professional Fees decreased by $23,048 due to the elimination of outside bookkeeping services and fewer filings with the SEC in 2017. Storage fees and shredding decreased by $8,366 due to the Company no longer leasing storage space or shredding old stored files. Shareholder relations decreased by $11,295 due to the annual meeting of stockholders held in the first quarter of 2016. The 2017 annual meeting will be held in the second quarter of 2017. There were additional net decreases of $922.

Real estate expenses for the three months ended March 31, 2017 were $78,646 including real estate taxes, insurance, selling expense totaling $48,575 on the completed renovated properties and $9,487 of legal expenses for litigation in connection with the fraudulent transfer of one of the Company’s properties. The balance of $20,584 is for maintenance and utilities for the properties owned. Real estate expenses for the three months ended March 31, 2016 were $17,739 consisting of maintenance and utilities for the properties owned.

For the three months ended March 31, 2017 and 2016, the Company recognized equity in earnings of $266 and $70, respectively, in its investment in Laurel Partners Limited Partnership.

Results of Operations (Continued)

Interest Income

Interest income for the three months ended March 31, 2017 was $6,247 compared to interest income of $3,899 for the same period in 2016. This increase is attributable primarily to an increase in interest rates.

Net (Loss)

Net loss for the three months ended March 31, 2017 was $219,378, compared to a net loss of $204,646 for the same period in 2016. The increase in the loss is attributable to an increase in real estate expenses of $60,907, offset by a decrease in general and administrative expenses of $43,631, and an increase in interest income of $2,348 and an increase in gain from equity in other ventures of $196.

Liquidity and Capital Resources

At March 31, 2017, the Company held cash and cash equivalents of $5.1 million.

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

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2016 as filed with the Securities and Exchange Commission on March 31, 2017.

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

CADUS CORPORATION
(Registrant)

Dated: May 15, 2017	By:	/s/ Hunter C. Gary
Hunter C. Gary
President and Chief Executive Officer

Dated: May 15, 2017	By:	/s/ David Blitz
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