Form 10-Q
period 2017-06-30
CADUS CORP
filed 2017-08-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes  ☒         No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 3(a) of the Exchange Act.         ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes  ☐         No  ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of July 31, 2017 was 26,288,080.

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

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)

ASSETS

Assets:

Real estate inventory	$36,283,631	$35,121,788
Cash and cash equivalents	4,366,212	5,675,047
Interest receivable	2,736	1,835
Prepaid and other assets	140,882	61,109
Investment in other ventures	193,514	193,086
Website, net	10,000	13,333

Total assets	$40,996,975	$41,066,198

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accrued expenses and other liabilities	$490,528	$152,882
Total liabilities	490,528	152,882

Commitments

Stockholders’ equity:
Common stock	264,297	264,297
Additional paid-in capital	80,291,992	80,291,992
Accumulated deficit	(39,749,767)	(39,342,898)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	40,506,447	40,913,316
Total liabilities and stockholders’ equity	$40,996,975	$41,066,198

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Total revenues	$—	$—
Costs and expenses:
General and administrative expenses	125,165	94,661
Real estate expenses	68,687	40,048
Amortization of website	1,666	1,666
Equity in earnings in other venture	(162)	(163)
Total costs and expenses	195,356	136,212
Operating loss	(195,356)	(136,212)
Other income:
Interest income	7,865	4,601
Loss before provision for income taxes	(187,491)	(131,611)
Provision for income taxes	—	—
Net loss	$(187,491)	$(131,611)
Basic and diluted net (loss) per weighted average share of common stock outstanding	$(0.01)	$(0.01)
Weighted average shares of common stock outstanding – basic and diluted	26,288,080	26,288,080

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Total revenues	$—	$—
Costs and expenses:
General and administrative expenses	270,743	283,870
Real estate expenses	147,333	57,787
Amortization of website	3,333	3,333
Equity in earnings in other venture	(428)	(233)
Total costs and expenses	420,981	344,757
Operating loss	(420,981)	(344,757)
Other income:
Interest income	14,112	8,500
Loss before provision for income taxes	(406,869)	(336,257)
Provision for income taxes	—	—
Net loss	$(406,869)	$(336,257)
Basic and diluted net (loss) per weighted average share of common stock outstanding	$(0.02)	$(0.01)
Weighted average shares of common stock outstanding – basic and diluted	26,288,080	26,288,080

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(406,869)	$(336,257)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of website	3,333	3,333
Equity from earnings in other venture	(428)	(233)
Changes in assets and liabilities:
Increase in prepaid and other assets	(80,674)	(20,213)
Increase in real estate inventory	(934,868)	(1,303,329)
Increase in accrued expenses and other liabilities	110,671	168,023
Net cash used in operating activities	(1,308,835)	(1,488,676)
Net decrease in cash and cash equivalents	(1,308,835)	(1,488,676)
Cash and cash equivalents - beginning of period	5,675,047	8,936,147
Cash and cash equivalents - end of period	$4,366,212	$7,447,471

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 1	Organization and Basis of Preparation

The information presented as of June 30, 2017 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2016 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2016.

The consolidated condensed financial statements include the accounts of Cadus and its wholly owned subsidiaries, Cadus Technologies, Inc., Blivet LLC, MB 2013 LLC and Happy Dragon LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment: the purchase of homes and land for purposes of renovation or construction and resale. The Company has decided not to maintain its drug discovery technologies.

The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

Note - 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased. There were cash equivalents of $4,132,929 at June 30, 2017 and there were cash equivalents of $5,319,730 at December 31, 2016.

Note - 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options). There were no outstanding stock options for the three and six month periods ended June 30, 2017 and 2016.

Note - 4	Fair Value of Financial Instruments

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accrued expenses approximate fair value. The fair value of the Company’s investment in a privately held company is not readily available. The Company believes the fair value of this investment in a privately held company approximated its carrying value at June 30, 2017 and December 31, 2016. The Company evaluated whether the Company’s investment is a variable interest and concluded that it is a variable interest. The Company then evaluated whether Laurel Partners Limited Partnership (“Laurel”) is a variable interest entity. The Company, as the limited partner, has no substantive kick out rights, nor any substantive participating rights, therefore, Laurel Partners Limited Partnership is a variable interest entity. In order to determine whether the Company is the primary beneficiary of Laurel, the Company evaluated the extent of its power over the activities that most significantly impact Laurel’s economic performance. Based on this evaluation, the Company concluded that it was not the primary beneficiary and, therefore, would not consolidate Laurel.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 5	Real Estate Operations

As of June 30, 2017, the Company had purchased for an aggregate original price of approximately $29.9 million, and continued to own, through two indirect wholly-owned subsidiaries, twelve residential properties in Miami-Dade County, Florida and one residential property in East Hampton, New York.

The Company incurred $147,333 in real estate expenses for the six months ended June 30, 2017, consisting of real estate taxes, insurance, legal expenses, utilities, maintenance, other operating costs and expenses and selling expenses with respect to properties owned, and $57,787 for the six months ended June 30, 2016, consisting of real estate taxes, insurance, utilities, maintenance and other operating costs and expenses with respect to properties owned.

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

After acquisition, real estate inventory is analyzed quarterly for changes in fair values and any subsequent write down is charged to operating expenses. The Company did not have such a write down during the six and three months ended June 30, 2017 and 2016.

Note - 6	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2017	December 31, 2016
Real estate taxes	$233,998	$—
Real estate inventory	226,975	150,554
Legal	23,370	1,373
Property expenses	6,045	—
Sundry	140	955
	$490,528	$152,882

Note - 7	Recently Issued Accounting Standards

Recent accounting pronouncements issued by the Financial Accounting Standards Board did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company seeks opportunities to profit from the purchase of individual homes or individual residential lots for purposes of renovation or construction and resale. The Company has completed renovation of two homes - one located at 3506 Main Lodge Road, Coconut Grove, FL, and the other located at 3437 N. Moorings Way, Coconut Grove, FL. The Company has started construction of a new home on its vacant lot located at 2535 Shelter Avenue, Miami Beach, FL 33140. In addition to its real estate activities, the Company may consider acquisitions or investments in other industries.

At June 30, 2017, the Company had an accumulated deficit of approximately $39.7 million. The Company’s losses have resulted principally from costs incurred in connection with its prior biomedical research and development activities, its current real estate activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. The Company expects to generate revenues in the future only if it is able to profit from its real estate operations.

Results of Operations

Three Months Ended June 30, 2017 and 2016.

Revenues

There were no revenues for the three months ended June 30, 2017 nor for the three months ended June 30, 2016.

Costs and Expenses

General and administrative expenses increased to $125,165 for the three months ending June 30, 2017 from $94,661 for the same period in 2016. Professional fees increased by $16,804 due to the change in accountants and filings with the SEC relating thereto. Shareholder relations increased by $12,795 due to the annual meeting of stockholders on May 24, 2017. There were additional net increases of $905.

Results of Operations (Continued)

Real estate expenses for the three months ended June 30, 2017 were $68,687, including real estate taxes, insurance and selling expense relating to the cost of staging the property(ies) with furniture totaling $38,437 on the completed renovated properties and $7,025 of legal expenses for litigation in connection with the fraudulent transfer of one of the Company’s properties. The balance of $23,225 is for maintenance and utilities of the properties owned. Real estate expenses for the three months ended June 30, 2016 were $40,048, including real estate taxes, insurance, and selling expenses of $25,606 on completed renovated properties and $14,442 for maintenance and utilities for the properties.

For the three months ended June 30, 2017 and 2016, the Company recognized equity in earnings of $162 and $163, respectively, in its investment in Laurel Partners Limited Partnership.

Interest Income

Interest income for the three months ended June 30, 2017 was $7,865 compared to interest income of $4,601 for the same period in 2016. This increase is attributable primarily to an increase in interest rates.

Net (Loss)

Net (loss) for the three months ended June 30, 2017 was $187,491 compared to a net loss of $131,611 for the same period in 2016. The increase in loss is attributable to an increase in general and administrative expenses of $30,504, an increase in real estate expenses of $28,639, and a decrease of $1 in equity in earnings in other venture offset by an increase of $3,264 in interest income.

Six Months Ended June 30, 2017 and 2016.

Revenues

There were no revenues for the six months ended June 30, 2017 nor for the six months ended June 30, 2016.

Costs and Expenses

General and administrative expenses decreased to $270,743 for the six months ended June 30, 2017 from $283,870 for the same period in 2016. Professional fees decreased by $6,090 due to the elimination of outside bookkeeping services and a decrease in legal expense. Storage fees and shredding decreased by $8,366 due to the Company no longer leasing storage space or shredding old files. Shareholder relations increased by $1,500 due to the annual meeting of stockholders on May 24, 2017. There were additional net decreases of $171.

Real estate expenses for the six months ended June 30, 2017 were $147,333, including real estate taxes, insurance, and selling expense totaling $87,012 on the completed renovated properties and $16,512 of legal expenses in connection with the fraudulent transfer of one of the Company’s properties. The balance of $43,809 is for maintenance and utilities for properties owned. Real estate expenses for the six months ended June 30, 2016 were $57,787, including real estate taxes, insurance, and selling expenses of $32,189 on completed renovated properties. The balance of $25,598 is for maintenance and utilities for the properties owned.

For the six months ended June 30, 2017 and 2016, the Company recognized equity in earnings of $428 and $233, respectively, in its investment in Laurel Partners Limited Partnership.

Interest Income

Interest income for the six months ended June 30, 2017 was $14,112, compared to interest income of $8,500 for the same period in 2016. This increase is attributable primarily to an increase in interest rates.

Net (Loss)

Net (loss) for the six months ended June 30, 2017 was $406,869 compared to a net loss of $336,257 for the same period in 2016. The increase in net loss can be attributed to an increase in real estate expenses of $89,546 offset by a decrease in general and administrative expenses of $13,127, an increase in interest income of $5,612 and an increase of $195 in equity in earnings in other venture.

Liquidity and Capital Resources

At June 30, 2017, the Company held cash and cash equivalents of $4.4 million.

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

On March 11, 2014, Cadus’s subsidiary, MB 2013 LLC, took title to real property located at 1211 Stillwater Drive, Miami Beach, Florida 33141 (the “Stillwater Drive Property’). On March 16, 2017, it was discovered that the Stillwater Drive Property had been transferred to a third party named Valexis Lazaro Santana via the issuance of a fraudulent deed dated September 29, 2016 and recorded on October 4, 2016. Subsequent to the fraudulent transfer, a mortgage was placed on the Stillwater Property in the amount of $300,000.00. Cadus has notified the local Property Appraiser’s Office of such illegal transaction and has been in contact with the Economic Crimes Bureau for the Miami-Dade Police Department and the underlying lender. Cadus also recorded an Affidavit of Fraudulent Deed in the public records for Miami-Dade County for the purpose of placing all other potential parties on notice of the illegal transaction. On March 27, 2017, MB 2013 LLC filed a quiet title action to set aside the transaction and to revert title back to MB 2013 LLC. Such action is pending in the Circuit Court for the 11th Judicial Circuit in and for Miami-Dade County, Florida. The parties named in such action as defendants are Valexis Lazaro Santana, 1211 Stillwater, LLC, a Florida limited liability company, Franklin Mortgage Holdings, LLC, a Delaware limited liability company, and Franklin Mortgage Holdings, Inc., a Delaware corporation. Defaults were entered against Valexis Lazaro Santana and 1211 Stillwater, LLC on August 8, 2017 for failing to serve a response to the complaint. A motion for Summary Judgment has been filed on behalf of MB 2013 LLC, which is scheduled to be heard on August 15, 2017. Such motion seeks a final determination that MB 2013 LLC is the legal and equitable owner in fee simple of the Stillwater Property and that title on and to such property be forever quieted and confirmed in the name of MB 2013 LLC. MB 2013 LLC will continue to vigorously prosecute this action. Based on the facts known to date, counsel to Cadus believes that MB 2013 LLC will prevail in this action and that the possibility of any potential loss is remote.

In connection with such litigation, Franklin Mortgage Holdings, Inc. has filed a counterclaim for an equitable lien. Such counterclaim seeks reimbursement of real property taxes paid in connection with the Stillwater Property in the amount of $22,613.04 and certain City of Miami Beach liens which were satisfied for $7,000.00. MB 2013 LLC acknowledges that Franklin Mortgage Holdings is entitled to reimbursement of such property taxes. As to the City of Miami Beach liens, the parties are discussing a resolution thereof.

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

CADUS CORPORATION
(Registrant)

Dated: August 14, 2017	By:	/s/ Hunter C. Gary
Hunter C. Gary
President and Chief Executive Officer

Dated: August 14, 2017	By:	/s/ David Blitz
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

