Form 10-Q
period 2017-09-30
CADUS CORP
filed 2017-11-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of October 31, 2017 was 26,288,080.

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

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Assets:
Real estate inventory	$36,050,111	$35,121,788
Cash and cash equivalents	3,832,853	5,675,047
Interest receivable	2,709	1,835
Prepaid and other assets	193,469	61,109
Investment in other venture	194,143	193,086
Website, net	8,333	13,333
Total assets	$40,281,618	$41,066,198

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accrued expenses and other liabilities	$651,098	$152,882
Total liabilities	651,098	152,882

Commitments

Stockholders’ equity:
Common stock	264,297	264,297
Additional paid-in capital	80,291,992	80,291,992
Accumulated deficit	(40,625,694)	(39,342,898)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	39,630,520	40,913,316
Total liabilities and stockholders’ equity	$40,281,618	$41,066,198

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Total revenues	$—	$—
Costs and expenses:
General and administrative expenses	103,927	101,396
Real estate expenses	79,553	45,912
Impairment to real estate inventory	700,000	—
Amortization of website	1,667	1,667
Equity in earnings in other venture	(629)	81
Total costs and expenses	884,518	149,056
Operating loss	(884,518)	(149,056)
Other income:
Interest income	8,591	5,727
Loss before provision for income taxes	(875,927)	(143,329)
Provision for income taxes	—	—
Net loss	$(875,927)	$(143,329)
Basic and diluted net (loss) per weighted average share of common stock outstanding	$(0.03)	$(0.01)
Weighted average shares of common stock outstanding – basic and diluted	26,288,080	26,288,080

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Total revenues	$—	$—
Costs and expenses:
General and administrative expenses	374,670	385,266
Real estate expenses	226,886	103,699
Impairment of real estate inventory	700,000	—
Amortization of website	5,000	5,000
Equity in earnings in other venture	(1,057)	(152)
Total costs and expenses	1,305,499	493,813
Operating loss	(1,305,499)	(493,813)
Other income:
Interest income	22,703	14,227
Loss before provision for income taxes	(1,282,796)	(479,586)
Provision for income taxes	—	—
Net loss	$(1,282,796)	$(479,586)
Basic and diluted net (loss) per weighted average share of common stock outstanding	$(0.05)	$(0.02)
Weighted average shares of common stock outstanding – basic and diluted	26,288,080	26,288,080

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,282,796)	$(479,586)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Impairment of real estate inventory	700,000	—
Amortization of website	5,000	5,000
Equity in earnings in other venture	(1,057)	(152)
Changes in assets and liabilities:
Increase in prepaid and other assets	(133,234)	(14,183)
Increase in real estate inventory	(1,314,961)	(1,838,078)
Increase in accrued expenses and other liabilities	184,854	73,860
Net cash used in operating activities	(1,842,194)	(2,253,139)
Net decrease in cash and cash equivalents	(1,842,194)	(2,253,139)
Cash and cash equivalents - beginning of period	5,675,047	8,936,147
Cash and cash equivalents - end of period	$3,832,853	$6,683,008

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 1	Organization and Basis of Preparation

The information presented as of September 30, 2017 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2016 condensed consolidated balance sheet was derived from audited consolidated financial statements. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2016.

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

The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

Note - 2	Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased. There were cash equivalents of $3,541,541 at September 30, 2017 and there were cash equivalents of $5,319,730 at December 31, 2016.

Note - 3	Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents (stock options). There were no outstanding stock options for the three and nine month periods ended September 30, 2017 and 2016.

Note - 4	Fair Value of Financial Instruments

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents, prepaid expenses and other assets, and accrued expenses and other liabilities approximate fair value. The fair value of the Company’s investment in a privately held company is not readily available. The Company believes the fair value of this investment in a privately held company approximated its carrying value at September 30, 2017 and December 31, 2016. The Company evaluated whether the Company’s investment is a variable interest and concluded that it is a variable interest. The Company then evaluated whether Laurel Partners Limited Partnership (“Laurel”) is a variable interest entity. The Company, as the limited partner, has no substantive kick out rights, nor any substantive participating rights, therefore, Laurel Partners Limited Partnership is a variable interest entity. In order to determine whether the Company is the primary beneficiary of Laurel, the Company evaluated the extent of its power over the activities that most significantly impact Laurel’s economic performance. Based on this evaluation, the Company concluded that it was not the primary beneficiary and, therefore, would not consolidate Laurel.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 5	Real Estate Operations

As of September 30, 2017, the Company had purchased for an aggregate original price of approximately $29.9 million, and continued to own, through two indirect wholly-owned subsidiaries, twelve residential properties in Miami-Dade County, Florida and one residential property in East Hampton, New York.

The Company incurred $226,886 in real estate expenses for the nine months ended September 30, 2017, consisting of real estate taxes, insurance, legal expenses, utilities, maintenance and selling expenses with respect to properties owned, and $103,699 for the nine months ended September 30, 2016, consisting of real estate taxes, insurance, utilities, maintenance and selling expenses with respect to properties owned.

Real estate inventory is recorded at cost upon acquisition. The cost of residential property includes the purchase price of the property, legal fees and other acquisition costs (e.g. recording, title search, survey, lien and permit searches, and inspection costs). Costs directly related to planning, developing and constructing a property are capitalized and classified as real estate inventory in the consolidated balance sheets. Capitalized development costs include interest, property taxes, insurance, and other direct project costs incurred during the period of development.

After acquisition, real estate inventory is analyzed quarterly for changes in net realizable value and any subsequent write down is charged to operating expenses. For the three months ended September 30, 2017, the Company wrote down the value of two houses in Coconut Grove, Florida, one at 3506 Main Lodge Drive and the other at 3437 N. Moorings Way, by a total of $700,000 due to a change in market conditions in Coconut Grove, Florida. The Company did not have such a write down during the three months ended September 30, 2016.

Note - 6	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2017	December 31, 2016
Real estate taxes	$320,332	$—
Real estate inventory	313,362	150,554
Legal	8,271	1,373
Property expenses	9,133	—
Sundry	—	955
	$651,098	$152,882

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 7	Recently Issued Accounting Standards

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

At September 30, 2017, the Company had an accumulated deficit of approximately $40.6 million. The Company’s losses have resulted principally from costs incurred in connection with its prior biomedical research and development activities, its current real estate activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. The Company expects to generate revenues in the future only if it is able to profit from its real estate operations.

Results of Operations

Three Months Ended September 30, 2017 and 2016.

Revenues

There were no revenues for the three months ended September 30, 2017 and for the three months ended September 30, 2016.

Costs and Expenses

General and administrative expenses increased to $103,927 for the three months ending September 30, 2017 from $101,396 for the same period in 2016. Professional fees increased by $3,063 due to filings with the SEC. There were additional net decreases of $532.

Real estate expenses for the three months ended September 30, 2017 were $79,553, including real estate taxes, insurance and selling expense totaling $44,067 on the completed renovated properties and $15,120 of legal expenses for litigation in connection with the fraudulent transfer of one of the Company’s properties. The balance of $20,366 is for maintenance and utilities of the properties owned. Real estate expenses for the three months ended September 30, 2016 were $45,912, including real estate taxes, insurance, and selling expenses of $33,911 on completed renovated properties and $12,001 for maintenance and utilities for the properties owned.

For the three months ended September 30, 2017 and 2016, the Company recognized equity in earnings of $629 and a loss of $81, respectively, in its investment in Laurel Partners Limited Partnership.

After acquisition, real estate inventory is analyzed quarterly for changes in net realizable value and any subsequent write down is charged to operating expenses. For the three months ended September 30, 2017, the Company wrote down the value of two houses in Coconut Grove, Florida, one at 3506 Main Lodge Drive and the other at 3437 N. Moorings Way, by a total of $700,000 due to a change in market conditions in Coconut Grove, Florida. The Company did not have such a write down during three months ended September 30, 2016.

Interest Income

Interest income for the three months ended September 30, 2017 was $8,591 compared to interest income of $5,727 for the same period in 2016. This increase is attributable primarily to an increase in interest rates.

Net Loss

Net loss for the three months ended September 30, 2017 was $875,927 compared to a net loss of $143,329 for the same period in 2016. The increase in net loss is attributable to an increase in general and administrative expenses of $2,531, an increase in real estate expenses of $33,641, an impairment loss on real estate inventory of $700,000, offset by an increase of $710 in equity in earnings in other venture and an increase of $2,864 in interest income.

Nine Months Ended September 30, 2017 and 2016.

Revenues

There were no revenues for the nine months ended September 30, 2017 and for the nine months ended September 30, 2016.

Costs and Expenses

General and administrative expenses decreased to $374,670 for the nine months ended September 30, 2017 from $385,266 for the same period in 2016. Professional fees decreased by $3,027 due to the elimination of outside bookkeeping services. Storage and shredding decreased by $8,366 due to the Company no longer leasing storage space or shredding old files. There were additional increases of $797.

Real estate expenses for the nine months ended September 30, 2017 were $226,886, including real estate taxes, insurance, and selling expense totaling $131,079 on the completed renovated properties and $31,632 of legal expenses in connection with the fraudulent transfer of one of the Company’s properties. The balance of $64,175 is for maintenance and utilities for properties owned. Real estate expenses for the nine months ended September 30, 2016 were $103,699, including real estate taxes, insurance, and selling expenses of $66,100 on completed renovated properties. The balance of $37,599 is for maintenance and utilities for properties owned.

For the nine months ended September 30, 2017 and 2016, the Company recognized equity in earnings of $1,057 and $152, respectively, in its investment in Laurel Partners Limited Partnership.

After acquisition, real estate inventory is analyzed quarterly for changes net realizable value and any subsequent write down is charged to operating expenses. For the nine months ended September 30, 2017, the Company wrote down the value of two houses in Coconut Grove, Florida, one at 3506 Main Lodge Drive and the other at 3437 N. Moorings Way, by a total of $700,000 due to a change in market conditions in Coconut Grove, Florida. The Company did not have such a write down during the nine months ended September 30, 2016.

Interest Income

Interest income for the nine months ended September 30, 2017 was $22,703, compared to interest income of $14,227 for the same period in 2016. This increase is attributable primarily to an increase in interest rates.

Net Loss

Net loss for the nine months ended September 30, 2017 was $1,282,796 compared to a net loss of $479,586 for the same period in 2016. The increase in net loss can be attributed to an increase in real estate expenses of $123,187, an impairment loss on real estate inventory of $700,000, offset by a decrease in general and administrative expenses of $10,596, an increase in interest income of $8,476 and an increase of $905 in equity in earnings in other venture.

Liquidity and Capital Resources

At September 30, 2017, the Company held cash and cash equivalents of $3.8 million.

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

On March 11, 2014, Cadus’s subsidiary, MB 2013 LLC, took title to real property located at 1211 Stillwater Drive, Miami Beach, Florida 33141 (the “Stillwater Drive Property’). On March 16, 2017, it was discovered that the Stillwater Drive Property had been transferred to a third party named Valexis Lazaro Santana via the issuance of a fraudulent deed dated September 29, 2016 and recorded on October 4, 2016. Subsequent to the fraudulent transfer, a mortgage with Franklin Mortgage Holdings, Inc. was placed on the Stillwater Property in the amount of $300,000.00. On March 27, 2017, MB 2013 LLC filed a quiet title action to set aside the transaction and to revert title back to MB 2013 LLC. Final summary judgment was entered on August 15, 2017 quieting title and holding that MB 2013 LLC was the legal and equitable owner of the subject property. Such judgment was recorded on August 26, 2017 in the Official Records Book in and for Miami-Dade County, Florida. In connection with the litigation, Franklin Mortgage Holdings, Inc. had filed a counterclaim against MB 2013 LLC for an equitable lien, which counterclaim was dismissed with prejudice on September 13, 2017. MB 2013 LLC paid the sum of $22,829.70 to Franklin Holdings Mortgage, Inc. as reimbursement for real property taxes and certain municipal liens paid by Franklin Holdings Mortgage, Inc. on behalf of MB 2013, LLC.

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

CADUS CORPORATION
(Registrant)

Dated: November 14, 2017	By:	/s/ Hunter C. Gary
Hunter C. Gary
President and Chief Executive Officer

Dated: November 14, 2017	By:	/s/ David Blitz
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