Form 10-K
period 2017-12-31
CADUS CORP
filed 2018-03-12
CIK 911148

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	_______________ to _______________

Commission File Number	0-28674

CADUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3660391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue
New York, New York	10153
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code:	(212) 702-4300

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

Yes: ☒       No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b-2 of the Exchange Act). (Check one):

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

Yes: ☐     No: ☒

As of June 30, 2017, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $8,608,359.36.

Number of shares outstanding of each class of Common Stock, as of March 1, 2018: 26,288,080 shares.

Special Note Regarding Forward Looking Statements

Any statements in this Annual Report on Form 10-K and the other documents referenced herein, whether written or oral, about future events, expectations, plans or prospects for the Company, or about the Company’s future expectations, beliefs, goals, plans or prospects, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements containing the words “will,” “believes,” “plans,” “anticipates,” “expects,” “estimates” and similar expressions, are forward-looking statements.

A number of important factors could cause actual results or events to differ materially from those indicated by such forward-looking statements, including, but not limited to: (1) the conditions to the completion of the Merger (as defined below), including the required approval by the Company’s stockholders (including the approval of stockholders holding a majority of the outstanding shares of Common Stock of the Company not owned by Parent (as defined below), Merger Sub (as defined below) or any of their affiliates), may not be satisfied on the terms expected or on the anticipated schedule; (2) the parties’ ability to meet expectations regarding the timing and completion of the Merger; (3) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined below); (4) the effect of the announcement or pendency of the Merger on our business relationships, operating results, and business generally; (5) risks that the proposed merger disrupts the Company’s current plans and operations; (6) risks related to diverting management’s attention from the Company’s ongoing business operations; (7) the outcome of any legal proceedings that may be instituted against the Company related to the Merger or the Merger Agreement; (8) the amount of the costs, fees, expenses and other charges related to the Merger; (9) risks and uncertainties relating to the Company’s ability to acquire residential homes or land for renovation or construction and resale; (10) the Company’s ability to engage contractors to perform such renovation and construction; (11) the Company’s ability to sell such renovated or new homes at a profit; (12) the Company’s ability to acquire or invest in other businesses or assets; (13) the Company’s capital needs and uncertainty of future funding; and (14) other risks and uncertainties discussed in the Risk Factors section in Item 1A of this Annual Report on Form 10-K. The Company assumes no obligation to update the information in this Annual Report on Form 10-K, except as otherwise required by law. Readers are cautioned not to place undue reliance on forward-looking statements.

Forward-looking statements reflect the views and assumptions of management as of the date of this Annual Report on Form 10-K (unless specified otherwise) with respect to future events. The Company does not undertake, and hereby disclaims, any obligation, unless required to do so by applicable securities laws, to update any forward-looking statements, whether as a result of new information, future events or other factors. The inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.

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

The Company has predominantly concentrated its real estate acquisition, renovation and construction activities in Miami-Dade County, Florida. The Company bought its first residential properties in Florida in February 2014. As of March 1, 2018, the Company purchased and continues to own twelve single-family residential zoned properties in Miami-Dade County, Florida. The majority of the properties are waterfront properties. In addition, the Company purchased and continues to own an approximately one-acre single-family residential zoned vacant lot in East Hampton, New York.

Of its twelve properties in Miami-Dade County, ten are slated for the construction of new single-family homes, although certain of these properties may be sold without undertaking construction, and two properties have been renovated.

The Company conducted a rights offering for the issuance of up to 13,144,040 shares of its common stock, $.01 par value per share (the “Common Stock”), pursuant to its S-1 filing with the Securities and Exchange Commission that became effective April 28, 2014. In connection with the rights offering, the Company distributed to the holders of its Common Stock non-transferable subscription rights to purchase up to 13,144,040 shares of its Common Stock at $1.53 per share. Effective June 6, 2014, all 13,144,040 shares available in the offering were subscribed and the Company received gross proceeds of $20,110,381 less offering costs of approximately $263,300. The Company is using the proceeds from the offering for, among other things, the acquisition, renovation, and construction of properties as well as for maintenance, property taxes and other costs connected with its inventory of properties.

Depending on the availability of transactions acceptable to Cadus, all of Cadus’ available cash may be utilized, and Cadus may seek debt or equity financing. Although no such acquisitions or investments are currently contemplated, Cadus may also consider other acquisitions or investments in various industries.

Merger Agreement

On January 20, 2018, the Company entered into an Agreement and Plan of Merger (as it may be amended from time to time, the “Merger Agreement”), by and among the Company, Starfire Holding Corporation (“Parent”) and Parent’s wholy-owned subsidiary, Cadus Merger Sub LLC (“Merger Sub”), in accordance with the terms and subject to the conditions of which Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent (the “Merger”). At the effective time of the Merger, each outstanding share of the Company’s Common Stock (other than certain shares as set forth in the Merger Agreement) will automatically be converted into the right to receive an amount in cash equal to $1.61, without interest and less any applicable withholding taxes. If the Merger is consummated, then the Company will become a privately held company and a wholly-owned subsidiary of Parent, which is indirectly controlled by Mr. Carl C. Icahn.

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

In any year, the demand for homes is closely tied to job growth, the availability and cost of mortgage financing, the supply of new and existing homes for sale and, importantly, consumer confidence. Consumer confidence is perhaps the most important of these demand variables and is the hardest one to predict accurately because it is a function of, among other things, consumers’ views of their employment and income prospects, recent and likely future home price trends, localized new and existing home inventory, the level of current and near-term interest and mortgage rates, the availability of consumer credit, valuations in stock and bond markets, and other geopolitical factors. In general, high levels of employment, significant affordability and low new home and resale home inventories contribute to a strong and growing home renovation and homebuilding market environment.

While the Company believes that long-term fundamentals for home renovation and new home construction remain intact, it does not believe market conditions in Miami-Dade County, Florida are currently favorable for sellers of residential properties. This assessment is based upon a review of recent comparisons of listed prices for properties in the county and the prices at which they actually sell, the prevalence of price reductions for listed homes, the length of time properties remain on the market, and feedback received from local brokers. In addition, the Company is seeing a rise in construction costs due to labor and materials becoming increasingly expensive. Furthermore, insurance costs are rising due to among other things, recent named storms. The Company is also experiencing an increase in property taxes as Miami-Dade continues to increase the underlying property values in 2017.

Properties

In connection with the Company’s program to purchase residential properties for purposes of renovation or construction and resale, as of March 1, 2018, the Company had previously purchased for an aggregate original purchase price of approximately $29.9 million, and continued to own, through two indirect wholly-owned subsidiaries, twelve residential properties in Miami-Dade County, Florida and one residential property in East Hampton, New York. Of the properties in Miami-Dade County, when purchased, eight properties had existing homes on them (which, in the case of six of the properties, were subsequently demolished) and three properties were vacant lots (one of which, 700 88th Street, Surfside, Florida, was subsequently subdivided into two equal lots). The Company does not currently intend to purchase additional properties until it has sold sufficient properties from its existing inventory of properties. To date, except for the East Hampton property, the Company has concentrated its real estate activities in Miami-Dade County, Florida.

When individual homes are purchased, Cadus intends, as appropriate, to renovate them for resale or to demolish them for new home construction. When vacant lots are purchased, Cadus intends to construct new homes on them. In some cases, the Company may resell acquired land without undertaking construction.

As of March 1, 2018, the Company’s existing inventory or properties consisted of twelve residential properties in Miami-Dade County, Florida and one property in East Hampton, New York at the following addresses: (i) 700 88th Street, Surfside, FL 33154; (ii) 0 88th Street, Surfside, FL 33154 (this lot currently does not have its own house number, but has a folio number); (iii) 1420 Biscaya Drive, Surfside, FL 33154; (iv) 1211 Stillwater Drive, Miami Beach, FL 33141; (v) 2535 Shelter Avenue, Miami Beach, FL 33140; (vi) 2555 Shelter Avenue, Miami Beach, FL 33140; (vii) 11400 N. Bayshore Drive, North Miami, FL 33181; (viii) 11404 N. Bay Shore Drive, North Miami, FL 33181; (ix) 241 Atlantic Isle, Sunny Isles Beach, FL 33160 and the adjacent island which has its own folio number; (x) 18970 North Bay Road, Sunny Isles Beach, FL 33160; (xi) 3506 Main Lodge Drive, Coconut Grove, FL 33133; (xii) 3437 N. Moorings Way, Miami, FL 33133; and (xiii) 65 East Hollow Road, East Hampton, NY 11937. As of that date, all were vacant lots, except for the two properties listed in clauses (xi) and (xii) of the previous sentence, where the renovation of the existing homes have been completed, and except the property listed in clause (v) above where a home is under construction. Several vacant lots and properties had been listed for sale.

The Company engaged the architectural firm of Max Strang Architecture, Inc. for schematic designs (including floor plans, design renderings and construction budgets), which they completed, and other architectural services with respect to homes to be built on the Company’s current Florida properties. Renderings of proposed construction on certain of the Company’s properties may be found at the Company’s web site. As the Company sells homes into the market, its plan, depending on market conditions, is to begin construction on spec or custom homes on other of its properties.

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

Employees

The Company currently has no full-time employees and its only employee is Hunter C. Gary, the President and Chief Executive Officer of Cadus. Under his employment agreement with Cadus, Mr. Gary is required to devote such time as may be required by Cadus’ Board of Directors to perform his duties and responsibilities. David Blitz, the Treasurer and Secretary of Cadus who is acting as the Company’s principal financial and accounting officer, is not an employee of the Company, and is serving under a consulting arrangement.

Patents

As of March 1, 2018, Cadus Technologies, Inc., Cadus’ wholly-owned subsidiary, is the assignee of three issued U.S. patents covering aspects of its yeast technology. The Company has not received any revenues from the licensing of its patents since 2010 and has not entered into a new license for its patents since 2000. The Company wrote the valuation of its patents down to $0 in 2015 and no longer maintains or seeks to license, utilize, sell or otherwise derive any revenue from its patents.

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

The Company intends to regularly acquire residential homes and land for replacement and expansion of inventory within the Company’s existing or new markets. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions and the measures the Company employs to manage inventory risk may not be adequate to insulate its operations from a severe drop in inventory values. When market conditions are such that real estate values are not appreciating, previously entered into option agreements may become less desirable, at which time the Company may elect to forgo deposits and pre-acquisition costs and terminate the agreements. In a situation of adverse market conditions, the Company may incur impairment charges or have to sell its real estate inventory at a loss which would adversely affect its financial condition, results of operations and stockholders’ equity and its ability to comply with covenants in any future debt instruments linked to tangible net worth.

Uncertainty of Future Profitability

The Company’s ability to generate revenues and become profitable is dependent in large part on the ability of the Company to acquire residential homes and lots, renovate existing homes or construct new ones and sell them at a profit. There can be no assurance that the Company will be able to do so or that the Company will ever achieve profitability.

Inability to Identify and Consummate Acquisitions or Investments

Although the Company intends to engage in the purchase and renovation of existing homes for resale and the purchase of land and the building of residential homes on such land for sale, the Company may also seek to acquire or invest in companies or income producing assets. To date the Company has not been able to identify and consummate an appropriate acquisition or investment in companies or income producing assets and there can be no assurance that it will do so. There also can be no assurance that acquisitions or investments by the Company will be profitable.

The Company’s home sales and operating revenues could be adversely affected due to macro-economic and other factors outside of its control, such as changes in consumer confidence, declines in employment levels, changes in tax laws and rates and increases in the quantity and decreases in the prices of new homes and resale homes in the market.

Changes in international, national and regional economic conditions, as well as local economic conditions where the Company conducts its operations and where prospective purchasers of its homes currently live, may result in more caution on the part of homebuyers and, consequently, fewer home purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels, changes in mortgage interest rates, changes in tax laws and rates, and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand for and the pricing of the Company’s homes, which could have an adverse effect on the Company’s operating revenues and profitability. Such reductions in the Company’s revenues and profitability could, in turn, negatively affect the market price of the Company’s securities.

Increases in the cost of labor or materials could have a material adverse effect on the Company’s business.

Increases in the cost of labor or materials could increase construction costs and have a material adverse effect on the Company’s business.

The Company’s geographic concentration could materially and adversely affect us if sales of new homes and resale homes in Florida should experience a decline.

The Company currently intends to concentrate its real estate acquisition, renovation and construction activities in Florida. A prolonged economic downturn in the future in Florida could have a material adverse effect on the Company’s business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations.

Moreover, certain insurance companies doing business in Florida have restricted, curtailed or suspended the issuance of homeowners’ insurance policies on single-family homes. This has both reduced the availability of hurricane and other types of natural disaster insurance in Florida, in general, and increased the cost of such insurance to prospective purchasers of homes in Florida. Mortgage financing for a new home is conditioned, among other things, on the availability of adequate homeowners’ insurance. There can be no assurance that homeowners’ insurance will be available or affordable to prospective purchasers of our homes offered for sale in the Florida market. Long-term restrictions on, or unavailability of, homeowners’ insurance in the Florida market could have an adverse effect on the homebuilding industry in that market in general, and on our business within the market.

The homebuilding industry is cyclical. A severe downturn in the industry, as recently experienced, could adversely affect the Company’s business, results of operations and stockholders’ equity.

During periods of downturn in the industry, housing markets across the United States may experience an oversupply of both new and resale home inventory, an increase in foreclosures, reduced levels of consumer demand for new homes, increased cancellation rates, aggressive price competition among homebuilders and increased incentives for home sales. In the event of a downturn, the Company may temporarily experience a material adverse effect on revenues and margins. Continued weakness in the homebuilding market could adversely affect the Company’s business, results of operations and stockholders’ equity as compared to prior periods and could result in additional inventory impairments in the future.

The Company will be dependent on the continued availability and satisfactory performance of its general contractors and their subcontractors, which, if unavailable, could have a material adverse effect on the Company’s business.

The Company will conduct its renovation and construction operations through one or more general contractors and their respective subcontractors. Consequently, the Company will depend on the continued availability of and satisfactory performance by its general contractors and their respective subcontractors for the renovation and constructions of its homes. There may not be sufficient availability of and satisfactory performance by these general contractors and subcontractors in the markets in which the Company operates. In addition, inadequate subcontractor resources could have a material adverse effect on the Company’s business.

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

The Company’s future success will depend upon its ability to attract, train, assimilate and retain skilled personnel. If the Company is unable to attract, train, assimilate or retain skilled personnel in the future, it could hinder its business strategy and impose additional costs of identifying and training new individuals. The Company anticipates that competition for qualified personnel in its operating markets will be intense.

Loans obtained by the Company may impose significant restrictions and obligations on the Company. Restrictions on the Company’s ability to borrow could adversely affect its liquidity. In addition, any substantial indebtedness could adversely affect the Company’s financial condition, limit its growth and make it more difficult for the Company to satisfy its debt obligations.

Any secured or unsecured indebtedness or revolving credit or letter of credit facilities obtained by the Company will impose certain restrictions and obligations on the Company. Under certain of these instruments, the Company may be required to comply with defined covenants which limit the Company’s ability to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on assets of the Company. Failure to comply with certain of these covenants could result in an event of default under the applicable instrument. Any such event of default could negatively impact other covenants or lead to cross defaults under other debt of the Company. In such cases, there can be no assurance that the Company will be able to obtain any waivers or amendments that may become necessary in the event of a future default situation without significant additional cost or at all.

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

A substantial increase in short-term and/or long-term mortgage interest rates, the unavailability of mortgage financing or the recent change in tax laws regarding the deductibility of mortgage interest may reduce consumer demand for the Company’s homes.

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

Competition in the homebuilding industry is intense, there are relatively low barriers to entry into this business, and we may not be able to compete successfully. Increased competition could hurt the Company’s business, as it could prevent the Company from acquiring existing homes or parcels of land on which to build homes or make such acquisitions more expensive, hinder the Company’s market share expansion, and lead to pricing pressures on its homes that may adversely impact its margins and revenues. If the Company is unable to successfully compete, its financial results could suffer and the value of, or its ability to service, its indebtedness, should it have any such indebtedness, could be adversely affected. The Company’s competitors may independently renovate existing homes or construct new homes that are superior or substantially similar to the Company’s products. Furthermore, a number of the anticipated competitors of the Company will have substantially greater financial resources and lower costs of funds than will the Company. Many of these competitors will also have longstanding relationships with subcontractors and suppliers in the markets in which the Company operates.

The Company could experience an adverse effect on home sales, revenues or cash flows due to its inability to acquire existing homes or finished lots or undeveloped land for renovation or construction, if it is unable to obtain reasonably priced financing to support its homebuilding activities.

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

The Company is subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws which apply vary greatly according to the location of the site, the site’s environmental conditions and the present and former use of the site. Environmental laws may result in delays, may cause the Company to implement time consuming and expensive compliance programs and may prohibit or severely restrict development or construction in certain environmentally sensitive regions or areas. From time to time, the United States Environmental Protection Agency and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to the Company may increase the Company’s costs. Further, the Company expects that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.

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

The costs of insuring against construction defects, product liability claims and claims against directors and officers are substantial. Increasingly in recent years, lawsuits (including class action lawsuits) have been filed against builders, asserting claims of personal injury and property damage. Insurance obtained by the Company may not cover all the claims, including personal injury claims, or such coverage may become prohibitively expensive. If the Company is not able to obtain adequate insurance against these claims, the Company may experience losses that could reduce its net income and restrict its cash flow available to service debt.

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

A builder’s ability to recover against any available insurance policy depends upon the continued solvency and financial strength of the insurance carrier that issued the policy. Many states have lengthy statutes of limitations applicable to claims for construction defects. To the extent that any carrier providing insurance coverage to the Company or its general contractors or their respective subcontractors becomes insolvent or experiences financial difficulty in the future, the Company may be unable to recover on those policies, and its net income may decline.

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

The occurrence of natural disasters could increase the Company’s operating expenses and adversely affect its revenues and cash flows.

The climates and geology of states in which the Company operates may present increased risks of natural disasters. To the extent that hurricanes, severe storms, earthquakes, droughts, floods, wildfires or other natural disasters or similar events occur, the Company’s homes under renovation or construction or the Company’s building lots could be damaged or destroyed, which may result in losses exceeding the Company’s insurance coverage. Any of these events could increase the Company’s operating expenses, impair its cash flows and adversely affect its revenues, which could, in turn, negatively affect the market price of the Company’s securities.

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

History of Operating Losses

The Company has incurred operating losses in each year since its inception with the exception of 2002. At December 31, 2017, the Company had an accumulated deficit of approximately $42 million. The Company’s losses have resulted principally from costs incurred in connection with its previous research and development activities, its current real estate activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income.

Uncertainty of Utilization of Operating Loss and Research and Development Credit Carryforwards.

As of December 31, 2017, the Company had a net operating loss carryforward of approximately $22,374,000 and a research and development credit carryforward of approximately $1,500,000 at December 31, 2017. These net operating loss carryforwards and the research and development credit carryforward expire in various years from 2018 to 2037. The Company’s ability to utilize such net operating loss and research and development credit carryforwards for income tax savings is subject to certain conditions and may be subject to certain limitations in the future due to ownership changes, if any, as defined by rules enacted with the Tax Cuts and Jobs Act of 2017. As such, there can be no assurance that the Company will be able to utilize such carryforwards. The Company presently maintains a full valuation allowance against its deferred tax assets based on its assessment of the likelihood of realization.

Uncertainty of Access to Capital

There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

Control by Existing Stockholders; Concentration of Stock Ownership

Carl C. Icahn beneficially owns, as of March 1, 2018, approximately 67.81% of the outstanding shares of the Company’s Common Stock. As a result, Mr. Icahn, acting alone, will be able to control most matters requiring approval by the stockholders of the Company, including the election of directors, the adoption of charter amendments, and the approval of mergers and other extraordinary corporate transactions (although, as a condition to the consummation of the Merger, the Merger Agreement is required to be adopted by stockholders holding a majority of the outstanding shares not owned by Parent, Merger Sub, or any of their affiliates). Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Absence of Dividends

The Company has not paid any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The Merger Agreement also limits the Company’s ability to pay dividends.

The Company has a Limited Trading Market

There is a limited public trading market for the Company’s Common Stock. The Company cannot assure that a regular trading market for the Company’s Common Stock will ever develop or that, if developed, it will be sustained. Because of the Company’s limited public trading market, the market price for the Company’s Common Stock could be highly volatile and, accordingly, substantial fluctuations in the price of the Company’s Common Stock could limit the ability of the Company’s current stockholders to sell their shares at a favorable price.

If the Company ever become delinquent with the filing of its reports with the SEC, Rule 144 will no longer be available until and unless we become current.

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

The Merger is subject to closing conditions as well as other uncertainties, and there can be no assurances as to whether and when the Merger may be completed. Failure to complete the Merger could negatively impact our stock price, future business and financial results.

There can be no assurance that the proposed Merger will be consummated. Completion of the Merger is subject to certain conditions, including, among others: (i) receipt of the requisite vote of the Company’s stockholders adopting the Merger Agreement (including the vote of stockholders holding a majority of the outstanding shares not owned by Parent, Merger Sub, or any of their affiliates); (ii) the absence of any order or law prohibiting the Merger; (iii) the accuracy of the parties’ respective representations and warranties, subject in some instances to materiality or “Material Adverse Effect” qualifiers, as of the date of the Merger Agreement and the closing date of the Merger; (iv) the parties’ respective performance in all material respects of their respective agreements and covenants contained in the Merger Agreement at or prior to the closing of the Merger; and (v) the absence of a “Material Adverse Effect” with respect to the Company, since the execution of the Merger Agreement. There can be no assurance that the closing conditions will be satisfied, or that the Merger will be completed within the required time period pursuant to the Merger Agreement. Satisfaction of the closing conditions may delay the completion of the Merger, and if certain closing conditions are not satisfied prior to June 30, 2018, the parties will not be obligated to complete the Merger.

If the Merger is not completed for any reason, we will have incurred substantial expenses. We have incurred substantial legal, accounting and financial advisory fees that are payable by us whether or not the Merger is completed, and our management has devoted considerable time and effort in connection with the pending Merger. In addition, the trading price of our Common Stock could be adversely affected to the extent that the current price reflects an assumption that the Merger will be completed. For these and other reasons, a failed Merger could materially adversely affect our business, operating results or financial condition.

The pendency of the Merger may cause disruptions in our business, which could have an adverse effect on our business, financial condition or results of operations.

The pendency of the Merger could cause disruptions in and create uncertainty regarding our business, which could have an adverse effect on our financial condition and results of operations, regardless of whether the Merger is completed. These risks, which could be exacerbated by a delay in the completion of the Merger, include the following:

•	Certain vendors may change their programs or processes which might adversely affect the supply or cost of the products, which then might adversely affect our construction and other real estate operations.

•	Negotiations with third party payors might be adversely affected which then might adversely affect our profits from any home sales.

•	Prospective associates may experience uncertainty about their future roles, which might adversely affect our ability to attract and retain key personnel.

•	If the Merger is not completed for any reason, there can be no assurance that any other strategic transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected.

•	Our ability to make appropriate changes to our business may be restricted by covenants in the Merger Agreement. These restrictions generally require us to operate and conduct our business in the ordinary course. We may find that this and other contractual restrictions in the Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable.

•	The costs and potential adverse outcomes of any litigation relating to the Merger.

Item 1B.	Unresolved Staff Comments.

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2017 fiscal year and that remain unresolved.

Item 2.	Properties.

As part of the Company’s program to purchase individual homes or individual residential lots in the United States, with a focus currently on Florida, for purposes of renovation or construction and resale, Cadus currently owns through an indirect wholly-owned subsidiary, twelve residential properties in Miami-Dade County, Florida and one property in East Hampton, New York at the following addresses: (i) 700 88th Street, Surfside, FL 33154 (first of two vacant lots located at this address); (ii) 0 88th Street, Surfside, FL 33154 (second of two vacant lots located at this address; this lot currently does not have its own house number, but has a folio number); (iii) 1420 Biscaya Drive, Surfside, FL 33154; (iv) 1211 Stillwater Drive, Miami Beach, FL 33141; (v) 2535 Shelter Avenue, Miami Beach, FL 33140; (vi) 2555 Shelter Avenue, Miami Beach, FL 33140; (vii) 11400 N. Bayshore Drive, North Miami, FL 33181; (viii) 11404 N. Bay Shore Drive, North Miami, FL 33181; (ix) 241 Atlantic Isle, Sunny Isles Beach, FL 33160; (x) 18970 North Bay Road, Sunny Isles Beach, FL 33160; (xi) 3506 Main Lodge Drive, Coconut Grove, FL 33133; (xii) 3437 N. Moorings Way, Miami, FL 33133; and (xiii) 65 East Hollow Road, East Hampton, NY 11937.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cadus’ Common Stock was traded on the Nasdaq National Market under the symbol KDUS until September 27, 1999 when it was delisted and then was traded on the over-the-counter bulletin board under the symbol KDUS.OB. Cadus’ Common Stock is currently traded on the OTCQB Marketplace operated by the OTC Markets Group, Inc., or OTCQB, under the symbol KDUS. The table below sets forth the high and low sales price per share of the Common Stock for the periods indicated, as reported by the OTCQB Marketplace.

Fiscal Year 2017	High	Low
First quarter ended March 31, 2017	$1.11	$0.95
Second quarter ended June 30, 2017	$1.06	$0.98
Third quarter ended September 30, 2017	$1.26	$0.92
Fourth quarter ended December 31, 2017	$1.49	$1.22

Fiscal Year 2016	High	Low
First quarter ended March 31, 2016	$1.23	$0.95
Second quarter ended June 30, 2016	$1.10	$0.98
Third quarter ended September 30, 2016	$1.10	$0.96
Fourth quarter ended December 31, 2016	$1.07	$0.84

As of March 1, 2018, there were approximately 44 holders of record of Cadus Common Stock.

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

The Company has concentrated its real estate acquisition, renovation and construction activities in south Florida. The Company bought its first residential properties in Florida in February 2014. As of March 1, 2018, the Company had purchased and continued to own twelve single-family residential zoned properties in Miami-Dade County, Florida. The majority of the properties are waterfront properties. In addition, the Company has purchased and continues to own an approximately one-acre single-family residential zoned vacant lot in East Hampton, New York.

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

The Company engaged the architectural firm of Max Strang Architecture, Inc. for schematic designs (including floor plans, design renderings and construction budgets), which they completed, and other architectural services with respect to homes to be built on the Company’s current Florida properties. Renderings of proposed construction on certain of the Company’s properties may be found at the Company’s web site.

The Company conducted a rights offering for the issuance of up to 13,144,040 shares of its Common Stock pursuant to its S-1 filing with the Securities and Exchange Commission that became effective April 28, 2014. In connection with the rights offering, the Company distributed to the holders of its Common Stock non-transferable subscription rights to purchase up to 13,144,040 shares of its Common Stock at $1.53 per share. Effective June 6, 2014, all 13,144,040 shares available in the offering were subscribed and the Company received gross proceeds of $20,110,381 less offering costs of approximately $263,300. The Company is using the proceeds from the offering for, among other things, the acquisition, renovation, and construction of properties as well as for maintenance, property taxes and other costs connected with its inventory of properties.

Depending on the availability of transactions acceptable to Cadus, all of Cadus’ available cash may be utilized, and Cadus may seek debt or equity financing. Although no such acquisitions or investments are currently contemplated, Cadus may also continue to consider other acquisitions or investments in various industries.

The Company has incurred operating losses in each year since its inception except for an operating gain of approximately $214,000 for the year ended December 31, 2002. At December 31, 2017, the Company had an accumulated deficit of approximately $42 million. The Company’s losses resulted principally from costs incurred in connection with its research and development activities, its real estate activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income.

In March 2014, the Company appointed Hunter C. Gary as the Company’s President and Chief Executive Officer with a salary of $200,000 per annum. For the year ended December 31, 2017, the Company incurred general and administrative expenses of $630,171, which included payroll costs of $210,972, legal fees of $64,000, bookkeeping, accounting and tax preparation fees of $117,543, and legal and consulting fees of the special committee of independent directors in connection with the proposed Merger of $140,121.

The Company incurred $295,726 in real estate expenses for the year ending December 31, 2017 which includes real estate taxes, insurance and sales expenses of $173,111 on the two homes that have been renovated. The balance of $122,615 consists of utilities, maintenance, other operating expenses for real property owned and legal expenses of $51,444 in connection with real property owned.

The Company wrote down the valuation of three houses (two completed and one under construction) in 2017 by $1,700,000.

In connection with water damage to a completed home, the Company paid $109,218. To date, the insurance company has approved a loss of $50,593. The balance of $58,625 is shown as a loss on involuntary conversion.

Since the Company had no revenues, it incurred a net loss of $2,661,330 for the year ended December 31, 2017.

The following critical accounting policies are important to understanding the Company’s financial condition and results of operations and should be read as an integral part of the discussion and analysis of the results of our operations and financial position. For additional accounting policies, see Note 3 to our consolidated financial statements.

Pending Merger

On January 20, 2018, the Company entered into the Merger Agreement with Parent and Merger Sub. In accordance with the terms and subject to the conditions of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent. At the effective time of the Merger, each outstanding share of Common Stock (other than certain shares as set forth in the Merger Agreement) will automatically be converted into the right to receive an amount in cash equal to $1.61, without interest and less any applicable withholding taxes. If the Merger is consummated, then the Company will become a privately held company and a wholly-owned subsidiary of Parent, which is indirectly controlled by Mr. Carl C. Icahn.

Completion of the Merger is subject to certain conditions, including, among others: (i) receipt of the requisite vote of the Company’s stockholders adopting the Merger Agreement (including the vote of stockholders holding a majority of the outstanding shares not owned by Parent, Merger Sub, or any of their affiliates); (ii) the absence of any order or law prohibiting the Merger; (iii) the accuracy of the parties’ respective representations and warranties, subject in some instances to materiality or “Material Adverse Effect” qualifiers, as of the date of the Merger Agreement and the closing date of the Merger; (iv) the parties’ respective performance in all material respects of their respective agreements and covenants contained in the Merger Agreement at or prior to the closing of the Merger; and (v) the absence of a “Material Adverse Effect” with respect to the Company, since the execution of the Merger Agreement. There can be no assurance that the closing conditions will be satisfied, or that the Merger will be completed within the required time period pursuant to the Merger Agreement. Satisfaction of the closing conditions may delay the completion of the Merger, and if certain closing conditions are not satisfied prior to June 30, 2018, the parties will not be obligated to complete the Merger.

Each of the Company, Parent and Merger Sub has made customary representations, warranties and covenants in the Merger Agreement, including, among other things, that (i) we and our subsidiaries will continue to conduct our business in the ordinary course consistent with past practice between the execution of the Merger Agreement and the closing of the Merger and (ii) we will not solicit proposals relating to alternative transactions to the Merger or engage in discussions or negotiations with respect thereto, subject to certain exceptions.

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

Real Estate Inventory

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

The Company reviews its inventory for indicators of impairment during each reporting period. In conducting its review of indicators of impairment, the Company evaluates, among other things, the market conditions and selling prices for similar properties in the surrounding areas as well as the cost of its completed properties or for properties under development, the estimated total costs and selling price for the properties once development activities are substantially complete. If the undiscounted cash flows expected to be generated by a property less any selling expenses are less than its carrying amount, an impairment charge is recorded to write down the carry amount of a property to its estimated net realizable value.

Result of Operations

Years Ended December 31, 2017 and 2016

Revenues

There were no revenues for 2017 and 2016.

Operating Expenses

General and administrative expenses increased to $630,171 in 2017 from $483,169 in 2016. Legal and consulting fees of the special committee of independent directors in connection with the proposed Merger increased by $140,121. Professional fees increased by $10,604 due to tax preparation costs. There were additional net decreases of $3,723.

Real Estate Expenses, Impairment and Involuntary Conversion

Real estate expenses for 2017 were $295,726 consisting of real estate taxes, insurance and sales expenses of $173,111 on the two homes that have been completed. The balance of $122,615 consists of (i) utilities, maintenance, other operating expenses on properties owned and (ii) legal expenses of $51,444 in connection with real property owned in 2017. The Company wrote down the value of three properties by $1,700,000 due to a decrease in market value.

Due to a water leak on a completed home, after potential insurance recovery, a $58,625 loss on involuntary conversion was recognized in 2017.

Real estate expenses for 2016 were $190,355, consisting of real estate taxes, insurance and sales expense of $127,101 on the two homes that have been completed. The balance of $63,254 consists of utilities, maintenance and other operating costs and expenses on properties owned.

Equity in other Ventures

The Company recognized equity in earnings of $1,756 and $394 for 2017 and 2016, respectively, from the Company’s investment in Laurel Partners Limited Partnership.

Interest Income

Interest income for 2017 increased to $30,503 from $19,557 in 2016 due to an interest rate increase.

Net Loss

Net loss for 2017 was $2,661,330, compared to a net loss of $666,115 for 2016. The increase in loss is attributable to an increase in general and administrative expenses of $147,002, a $1,700,000 impairment of real estate inventory, an increase in real estate expenses of $105,371, a loss on involuntary conversion of $58,625, offset by an increase in interest income of $10,946, and increase in equity in earnings of $1,362 and decreases in taxes and amortization expense of $3,475.

Liquidity and Capital Resources

At December 31, 2017 the Company held cash and cash equivalents of $2.8 million.

Depending on the availability of transactions acceptable to the Company in connection with its real estate activities, all or a portion of the Company’s available cash may be utilized. Subject to any applicable limitations imposed by the Merger Agreement, including, among other things, the Company’s agreement to operate and conduct its business in the ordinary course and its agreement not to issue any shares of capital stock, the Company may seek debt or equity financing. The Company’s capital requirements may vary as a result of a number of factors, including the transactions, if any, arising from the Company’s efforts to acquire, renovate and construct residential properties.

Net Operating Loss Carryforwards

At December 31, 2017, the Company had tax net operating loss carryforwards of approximately $22,374,000 and research and development credit carryforwards of approximately $1,500,000 which expire in years 2018 through 2037. Such net operating loss carryforwards may be utilized under certain conditions as a deduction against future income and such research and development credit carryforwards may be utilized under certain circumstances as an offset against future taxes. The Company’s ability to utilize such net operating loss and research and development credit carryforwards may be subject to certain limitations in the future due to ownership changes, if any, as defined by rules enacted with the Tax Cuts and Jobs Act of 2017. The Company presently maintains a full valuation allowance against its deferred tax assets based on its assessment of the likelihood of realization.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in the JPMorgan U.S. Government Money Market Fund. Due to the nature of this investment, the Company does not believe it is materially exposed to changes in interest rates because we don’t borrow. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements and notes thereto may be found following Item 15 of this report and are incorporated herein by reference. For an index to the consolidated financial statements, see Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 6, 2017, the Company was informed by its independent registered public accounting firm, Baker Tilly Virchow Krause, LLP (“Baker Tilly”) of Baker Tilly’s decision to decline to stand for reappointment as independent registered accountants for Cadus Corporation.

The principal accountant’s reports of Baker Tilly on the financial statements of the Company as of and for the years ended December 31, 2016 and December 31, 2015 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2016 and December 31, 2015 and through April 6, 2017, there were no disagreements with Baker Tilly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Baker Tilly’s satisfaction would have caused Baker Tilly to make reference thereto in connection with its reports on the financial statements for such years. During the years ended December 31, 2016 and December 31, 2015 and from December 31, 2016 through April 6, 2017, there were no reportable events of the types described in Item 304(a)(1)(v) of Regulation S-K.

On April 27, 2017, the Company’s Board of Directors engaged Grant Thornton LLP as the Company’s new independent registered public accounting firm. During the fiscal years ending on December 31, 2015 and December 31, 2016, and during the period from January 1, 2017 through April 27, 2017, neither the Company nor anyone acting on its behalf consulted with Grant Thornton LLP regarding any of the matters or events specified in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of the Company’s President and Chief Executive Officer, Hunter C. Gary, and Treasurer, David Blitz, who performs functions substantially similar to those of a principal financial and accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Treasurer, who performs functions substantially similar to those of a principal financial and accounting officer, concluded that the Company’s disclosure controls and procedures are effective in the timely identification of material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management, which is comprised of the Company’s President and Chief Executive Officer and the Company’s Treasurer, who performs functions similar to those of a principal financial officer, assessed the Company’s internal control over financial reporting as of December 31, 2017, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

During the quarter ended December 31, 2017, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation thereof, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to the executive officers and directors of the Company as of March 1, 2018 is set forth below:

Name	Age	Position
Hunter C. Gary	43	Director, President and Chief Executive Officer
Peter S. Liebert, M.D. (1)	82	Director
Tara Elias Schuchts	54	Director
Jack G. Wasserman (1) (2)	81	Director
David Blitz	86	Treasurer and Secretary

(1)	Member of the Compensation Committee.
(2)	Lead independent director.

Hunter C. Gary became a director of Cadus in February 2014 and President and Chief Executive Officer of Cadus in March 2014. Mr. Gary has served as Senior Vice President of Icahn Enterprises L.P. (“IEP”), a master limited partnership and diversified holding company engaged in ten primary business segments which include investment, automotive, energy, gaming, railcar, mining, food packaging, metals, real estate and home fashion, since November 2010. At IEP, Mr. Gary is responsible for monitoring portfolio company operations, implementing operational value enhancement as well as leading a variety of operational activities for IEP which focus on a variety of areas including, technology, merger integration, supply chain, organization transformation, real estate, recruiting and executive compensation. Mr. Gary has served as President of IEP’s Real Estate segment since November 2013 and has led the Information Technology and Cybersecurity group at IEP since September 2015 while serving as President of Sfire Technology LLC (f.k.a. IEH Technology LLC) since December 2015. Prior to Cadus and IEP, Mr. Gary had been employed by Icahn Associates Corporation, an affiliate of IEP, in various roles since June 2003, most recently as the Chief Operating Officer of Icahn Sourcing LLC (n.k.a. Insight Portfolio Group LLC). From 1997 to 2002, Mr. Gary worked, most recently as a Managing Director, at Kaufhof Warenhaus AG, a former subsidiary of the Metro Group which was acquired by Hudson’s Bay Company. Mr. Gary has been a director of: Icahn Automotive Group LLC (“IA”), an automotive parts installer and retailer, since February 2016; Ferrous Resources Limited (“Ferrous”), an iron ore mining company, since June 2015; Herbalife Ltd. (“HLF”), a nutrition company, since April 2014; PSC Metals Inc. (“PSC”), a metal recycling company, since May 2012; Tropicana Entertainment Inc. (“TPCA”), a company that is primarily engaged in the business of owning and operating casinos and resorts, since March 2010; and WestPoint Home LLC, a home textiles manufacturer, since June 2007. Mr. Gary has also been a member of the Executive Committee of ACF Industries LLC (“ACF”), a railcar manufacturing company, since July 2015. Mr. Gary was previously a director of: XO Holdings (“XO”), a competitive provider of telecom services, from September 2011 until January 2018; IEH Auto Parts LLC (“IEHAP”), a distributor of automotive aftermarket parts, from June 2015 to May 2017; Federal-Mogul Holdings Corporation (“FDML”), a supplier of automotive powertrain and safety components, from October 2012 to February 2016; Voltari Corporation (“VLTC”), a mobile data services provider, from October 2007 to September 2015; American Railcar Industries, Inc. (“ARI”), a railcar manufacturing company, from January 2008 to June 2015; and Viskase Companies Inc. (“VKSC”), a meat casing company, from August 2012 to June 2015. ACF, ARI, Cadus, FDML, Ferrous, IEHAP, IEP, PSC, TPCA, VKSE, VLTC, WPH and XO each are indirectly controlled by Carl C. Icahn. Mr. Icahn also has a non-controlling interest in HLF through the ownership of securities. Mr. Gary received his Bachelor of Science degree with senior honors from Georgetown University as well as a certificate of executive development from Columbia Graduate School of Business. The Board of Directors has concluded that Mr. Gary should serve as a director of Cadus because of his experience with respect to real estate matters along with his extensive experience in dealing with operations and oversight matters for a variety of companies, which, in addition to his experience as a director of various companies, enables him to advise the Board of Directors of Cadus on a range of matters including operations and oversight.

Peter S. Liebert, M.D., M.B.A., became a director of Cadus in April 1995. Dr. Liebert has been a pediatric surgeon in private practice since 1968. He served as Chief of Pediatric Surgery at the White Plains Hospital Center in White Plains, New York from 1998 to 2005 and at the Stamford Hospital in Stamford, Connecticut from 2002 to 2015. He is a past president of the Westchester County Surgical Society. He is also a past president of the Westchester County Medical Society and is currently Chairman of its Finance Committee. He is a physician member of the Westchester County Board of Health and is Chairman of its Nominating Committee. He is a founder and past Chairman of the Board of RxVitamins, Inc., a vitamin and supplement company with international sales in Europe, Asia, South America, and the Middle East. He is the sole author of a standard textbook in pediatric surgery and is a member of the editorial board of The Journal of Pediatric Surgery. Dr. Liebert served as a director of ImClone Systems Incorporated, a biotechnology company, from October 2006 to November 2008. Dr. Liebert holds an M.D. from Harvard University Medical School, an M.B.A. with Honors in finance and healthcare management from the Hagan School of Business at Iona College in New Rochelle, New York, and a B.A. cum laude from Princeton University. He is currently a member of the graduate school faculty at Iona College as Adjunct Assistant Professor of Management. The Board of Directors has concluded that Dr. Liebert should serve as a director of Cadus because of his experience on the Board of Directors of Cadus and as a director of another public company.

Tara Elias Schuchts has served as a director of Cadus since April 2016. She is a real estate agent with over 26 years of experience, who specializes in high-end residential properties in South Florida. Since 2011, she has served as a Realtor Associate of Douglas Elliman Real Estate (“Douglas Elliman”) and was ranked #6 in Florida real estate sales by Douglas Elliman in 2012 as well as named by them as a “Top Producer” for 2013. Prior to that, she was a Realtor Associate at Coldwell Banker Residential Real Estate (f.k.a Wimbish Realtors and Riteway Realtors) from 1993 until 2011, where she was ranked in the top 4% of Coldwell Banker’s real estate professionals worldwide for 2003. In 1991, Mrs. Elias Schuchts received her real estate license from the Florida Real Estate Commission. Tara Elias Schuchts received a B.A. in Communications from Southern Methodist University. The Board of Directors has concluded that Ms. Schuchts should serve as a director of Cadus because of her experience with the South Florida residential real estate market.

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

David Blitz became Treasurer and Secretary of Cadus in May 2004. From May 2004 until March 2014, he also served as acting President and Chief Executive Officer of Cadus. Mr. Blitz, a certified public accountant, is a retired partner of Deloitte & Touche, was employed by Joel Popkin & Co., P.C. from January 1990 until November 2015, and following Citrin Cooperman’s acquisition of Joel Popkin & Co. in November 2015 was employed by Citrin Cooperman until March 2016. Mr. Blitz, as an employee of Joel Popkin & Co., P.C. and subsequently, has been performing Cadus Corporation’s internal accounting since March 2000. He earned his B.A. in Economics from Brooklyn College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Cadus’ directors and executive officers, and persons who own more than ten percent of a registered class of Cadus’ equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock of Cadus. Reporting persons are required by SEC regulation to furnish the Company with copies of all such filed reports. To Cadus’ knowledge, based solely on a review of copies of such filed reports furnished to Cadus, all Cadus’ directors, officers and greater than ten percent beneficial owners made all required filings with the SEC during fiscal year 2017 in a timely manner, except that Tara Elias Schuchts, a director of Cadus, filed a late report on Form 3.

Code of Ethics

Cadus has not adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions because in recent years it has had limited operations and only one or two officers. As operations increase in connection with the Cadus’ real estate activities, Cadus anticipates that it may consider the adoption of a code of ethics sometime in the future.

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

The Company does not have a separately-designated standing audit committee or a committee performing similar functions. The entire Board of Directors of the Company acts as the audit committee. The Board of Directors of the Company has determined that it does not have an “audit committee financial expert” as such term is defined in the rules adopted by the Securities and Exchange Commission requiring companies to disclose if at least one member of the audit committee is an “audit committee financial expert.” The Board of Directors believes that the collective technical, commercial and financial experience of its members, together with their knowledge of the Company, provides the Board with the ability to monitor and direct the goals of the Company and to protect the best interests of its shareholders and that, collectively, its members are fully qualified to monitor the performance of management, the public disclosures by the Company of its financial condition and performance, the Company’s internal accounting operations and its independent auditors. In addition, the Board of Directors is authorized to engage independent financial consultants, auditors and counsel whenever it believes it is necessary and appropriate to do so.

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

Summary Compensation Table

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus in all capacities for the fiscal years ended December 31, 2017 and 2016, by (i) all individuals serving as Cadus’ principal executive officer or principal financial officer, or acting in a similar capacity, (ii) the three most highly compensated executive officers other than the executive officers in clause (i), who were serving as executive officers at the end of such fiscal year and (iii) up to two additional most highly compensated executive officers who would have otherwise been included in clause (ii) but for the fact that they were not serving as executive officers at the end of such fiscal year (collectively, the “Named Executive Officers”):

Summary Compensation Table for 2017 and 2016 Fiscal Years

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Hunter C. Gary (1)	2017	$200,000	—	—	$200,000
President and Chief Executive Officer	2016	$200,000	—	—	$200,000
David Blitz (2)	2017	$25,000	—	—	$25,000
Treasurer and Secretary	2016	$25,000	—	—	$25,000

(1)	Mr. Hunter C. Gary, from his appointment in March 2014, has served as President and Chief Executive Officer of the Company at the rate of $200,000 per annum. According to Mr. Gary’s employment agreement with the Company, any bonus to Mr. Gary will be determined from time to time by the Company’s Board of Directors in its sole discretion.
(2)	Mr. David Blitz had served as the Company’s acting President and Chief Executive Officer, Treasurer and Secretary from May 2004 until March 2014 at the rate of $25,000 per annum. From March 2014, when Hunter C. Gary was appointed President and Chief Executive Officer of the Company, Mr. Blitz has continued to serve as the Company’s Treasurer and Secretary at the rate of $25,000 per annum.

Grants of Plan Based Awards

There were no grants by Cadus of awards to Named Executive Officers during the fiscal year ended December 31, 2017.

Outstanding Equity Awards at Fiscal Year-End

No Named Executive Officer had any outstanding Cadus equity awards as of December 31, 2017.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2017, no Named Executive Officer exercised any stock option, stock appreciation right or similar instrument and no Cadus stock (including any restricted stock, restricted stock unit or similar instrument) vested for any Named Executive Officer.

Director Compensation

The following table sets forth certain information concerning the compensation paid or accrued by Cadus for services rendered to Cadus by its directors (other than directors who are also Named Executive Officers) in all capacities for the fiscal year ended December 31, 2017:

Director Compensation Table for 2017 Fiscal Year

Name	Fees Earned or Paid in Cash ($) (1)	All Other Compensation ($)	Total ($)
Peter S. Liebert	$6,000	—	$6,000
Tara Elias Schuchts	$6,000		$6,000
Jack G. Wasserman	$7,500	—	$7,500

(1)	In 2017, each non-employee director received $6,000 in annual compensation, with $1,500 in additional annual compensation paid to the lead independent director.

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

Compensation Discussion and Analysis

Introduction

The Compensation Committee of the Board of Directors of Cadus is responsible for determining and administering the Company’s compensation policies for the remuneration of Cadus’ officers. The Compensation Committee evaluates individual and corporate performance from both a short-term and long-term perspective. In 2017, Cadus had no officers other than Hunter C. Gary, its President and Chief Executive Officer from March 2014 with a salary of $200,000 per annum, and David Blitz, who served in a consultative capacity as the Company’s President and Chief Executive Officer, Treasurer and Secretary until Mr. Gary’s appointment as President and Chief Executive Officer in March 2014 and thereafter as the Company’s Treasurer and Secretary, in each case, at the rate of $25,000 per annum. Accordingly, the following report of the Compensation Committee is not entirely applicable to calendar year 2017 but is presented for an historical perspective.

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

Compensation of the Chief Executive Officer

The philosophy, factors and criteria of the Compensation Committee generally applicable to the Company’s officers have historically been applicable to the Chief Executive Officer. However, in 2014, the Company’s then acting President and Chief Executive Officer, David Blitz, served on a consultative basis until March 2014 at the rate of $25,000 per annum. In March 2014, David Blitz resigned as President and Chief Executive Officer, and the Company’s Board of Directors appointed Hunter C. Gary, then a director of the Company, as the Company’s President and Chief Executive Officer with a salary of $200,000 per annum. According to Mr. Gary’s employment agreement with the Company, any bonus to Mr. Gary will be determined from time to time by the Company’s Board of Directors in its sole discretion. Mr. Gary has not received any bonus or any equity-based compensation. Since March 2014, David Blitz has continued to serve in a consultative capacity as the Company’s Treasurer and Secretary at the rate of $25,000 per annum.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 1, 2018 with respect to (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Named Executive Officers and (iv) all directors and officers as a group. All information is based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to the Company. Applicable percentage ownership is based on 26,288,080 shares of our common stock outstanding on March 1, 2018.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Owned and Nature of Beneficial Ownership		Percentage of Common Stock Owned (2)
Carl C. Icahn 767 Fifth Avenue New York, New York 10153	17,824,678	(3)	67.81%
Starfire Holding Corporation 767 Fifth Avenue New York, New York 10153	17,824,678	(4)	67.81%
Hunter C. Gary	—		*
Peter S. Liebert, M.D.	8,834		*
Tara Elias Schuchts	—		*
Jack G. Wasserman	10,000	(5)	*
David Blitz	5,000	(5)	*
All executive officers and directors as a group (5 persons)	23,834		0.09%

_____________________

* Less than one percent

(1)          Except as otherwise indicated, the address of each stockholder identified is c/o the Company, 767 Fifth Avenue, Suite 4700, New York, New York 10153. Except as indicated in the other footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of the Company’s common stock.

(2)          Share ownership in the case of each person listed above includes shares issuable upon the exercise of options held by such person as of March 1, 2018, that may be exercised within 60 days after such date for purposes of computing the percentage of the Company’s common stock owned by such person, but not for purposes of computing the percentage of our common stock owned by any other person. None of the persons listed above held options as of March 1, 2018.

(3)          Based on information provided by the reporting party. Includes 17,824,678 shares of the Company’s common stock held by Starfire Holding Corporation (“Starfire”). Mr. Icahn holds 99.52% of the shares of Starfire Holding Corporation.

(4)          Based on information provided by the reporting party. Reflects 17,824,678 shares of the Company’s common stock held by Starfire. Such shares were transferred to Starfire in a series of recent transactions, which have not yet been reflected on the books of the Company. 7,653,193 of such shares were previously held by High River Limited Partnership (“High River”) and 10,171,485 of such shares were previously held by Barberry Corp. (“Barberry”). Mr. Icahn is the sole stockholder of Barberry, and Barberry owns 100% of the equity in Hopper Investments LLC (“Hopper”), which is the general partner of High River. Because the transfers of the shares previously held by High River and Barberry have not yet been reflected on the books of the Company, High River and Hopper may also be deemed to be beneficial owners of 7,653,193 shares and Barberry may also be deemed to be a beneficial owner of 17,824,678 shares.

(5)          Based on the most recent Form 4 filed with the SEC by the reporting party.

Equity Compensation Plan Information.

The following table sets forth certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of Cadus were authorized for issuance as of December 31, 2017:

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

On January 20, 2018, the Company entered into the Merger Agreement with Parent and Merger Sub, which are affiliates of Mr. Carl C. Icahn, who is also the indirect controlling shareholder of Cadus. Specifically, Parent’s sole stockholders are Barberry Corp. (“Barberry”) and High River Limited Partnership (“High River”). Mr. Icahn is the sole shareholder of Barberry, and Barberry is the sole member of Hopper Investments L.L.C., which is the general partner of High River. Barberry and High River together own approximately 67.81% of issued and outstanding shares of the Company’s Common Stock.

In accordance with the terms and subject to the conditions of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent. At the effective time of the Merger, each outstanding share of Common Stock (other than certain shares as set forth in the Merger Agreement) will automatically be converted into the right to receive an amount in cash equal to $1.61, without interest and less any applicable withholding taxes. If the Merger is consummated, then the Company will become a privately held company and a wholly-owned subsidiary of Parent.

As of the close of business on March 1, 2018, there were 26,288,080 shares of the Company’s Common Stock issued and outstanding, of which 17,824,678 shares were owned by Barberry and High River. If the Merger is consummated, the aggregate consideration to be paid by Parent for the 8,463,402 shares of the Company’s Common Stock not owned by Barberry and High River would be $13,626,077.

To assist in evaluating the fairness of the Merger to the Company and its stockholders (other than Parent, Merger Sub and their respective affiliates), the Board of Directors formed a special committee of independent directors to consider and negotiate the terms and conditions of the Merger and to make a recommendation to the Board of Directors. The Board of Directors, acting on the unanimous recommendation of the special committee, unanimously determined that the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Merger, are fair to and in the best interests of the Company and its stockholders (other than Parent, Merger Sub and their respective affiliates) and approved the Merger Agreement and the Merger and the other transactions contemplated by the Merger Agreement. The Company will call a special meeting of stockholders for the purpose of voting on the adoption of the Merger Agreement.

Since January 1, 2016, except in connection with the Merger and the Merger Agreement as described above, the Company has not been a participant in any transaction with a “related person” (as defined in Item 404 of Regulation S-K) where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, nor is any such transaction currently proposed. The Company recognizes that related person transactions can present potential or actual conflicts of interest. Accordingly, if a proposed transaction appears to or does involve a related person, and the amount involved exceeds $60,000, the transaction must be presented to the Board of Directors for its review and approval or ratification. The Board of Directors may retain and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction. Related party transactions where the amount involved does not exceed $60,000 do not require formal Board of Directors approval, but must be disclosed to the Board of Directors. The foregoing procedures are designed to ensure that transactions with related persons are fair to the Company and in the Company’s best interests.

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

On April 6, 2017, the Company was informed by its independent registered public accounting firm, Baker Tilly Virchow Krause, LLP (“Baker Tilly”) of Baker Tilly’s decision to decline to stand for reappointment as independent registered accountants for Cadus Corporation. On April 27, 2017, the Company’s Board of Directors engaged Grant Thornton LLP as the Company’s new independent registered public accounting firm.

The following table sets forth the aggregate fees incurred by the Company for the services of its principal accountants in 2017 and 2016:

	2017	2016
Audit Fees	$72,019	$62,684
Audit-Related Fees	$—	$—
Tax Fees	$10,000	$9,500
All Other Fees	$—	$—

Audit fees consist of services rendered to the Company for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s quarterly financial statements and related services. Tax fees consist of services rendered to the Company by KPMG.

The Company’s policy is that, before accountants are engaged by the Company to render audit or non-audit services, the engagement is approved by Cadus’ Board of Directors. Cadus’ Board of Directors approved Grant Thornton LLP’s engagement as the Company’s independent auditors for the fiscal year ending December 31, 2017 before Grant Thornton LLP was so engaged. All of the 2017 services described above were approved by the Board of Directors.

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

(c)	Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this annual report.

Exhibit No.	Description of Document

2.1	Agreement and Plan of Merger, dated as of January 20, 2018, by and among Cadus Corporation (“Cadus”), Starfire Holding Corporation and Cadus Merger Sub LLC (incorporated by reference to Exhibit 2.1 of Cadus’ Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2018)

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cadus, as filed with the Secretary of State of Delaware on June 20, 2003, and Amended and Restated Certificate of Incorporation of Cadus, as filed with the Secretary of State of Delaware on July 22, 1996 (incorporated by reference to Exhibit 3.1 of Cadus’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003).

3.2	By-laws of Cadus (incorporated by reference to Exhibit 3.4 of Cadus’ Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

4.1	Specimen of Common Stock Certificate of Cadus (incorporated by reference to Exhibit 4.1 of Cadus’ Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

4.2	Cadus Pharmaceutical Corporation 1996 Incentive Plan Cadus (incorporated by reference to Exhibit 10.3 of Cadus’ Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

4.3	Amendment to Cadus Pharmaceutical Corporation 1996 Incentive Plan (incorporated by reference to Exhibit 4.2.1 of Cadus’ Registration Statement on Form S-8 (Registration No. 333-21871), filed with the Securities and Exchange Commission on February 14, 1997).

4.4	Form of Incentive Stock Option Agreement utilized in connection with issuances of stock options under the Cadus Pharmaceutical Corporation 1996 Incentive Plan (incorporated by reference to Exhibit 4.2.2 of Cadus’ Registration Statement on Form S-8 (Registration No. 333-21871), filed with the Securities and Exchange Commission on February 14, 1997).

10.1	Form of Indemnification Agreement entered into between Cadus and its directors and officers (incorporated by reference to Exhibit 10.1 of Cadus’ Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

10.2	Form of Agreement Regarding Assignment of Inventions, Confidentiality and Non-Competition (incorporated by reference to Exhibit 10.4 of Cadus’ Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

10.3	Consulting Agreement between Cadus and James R. Broach, dated February 1, 1994 (incorporated by reference to Exhibit 10.18 of Cadus’ Registration Statement on Form S-1 (Registration No. 333-4441), declared effective by the Securities and Exchange Commission on July 17, 1996).

10.7	AS IS” Residential Contract for Sale and Purchase, effective December 19, 2013, with MB 2013 LLC, as buyer, as amended (incorporated by reference to Exhibit 10.11 of Cadus’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2014).

10.12	Letter Agreement, effective as of February 4, 2014, between Barberry Corp. and Cadus (incorporated by reference to Exhibit 10.12 of Cadus’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2014).

10.13	Employment Agreement, dated March 5, 2014, between Cadus and Hunter C. Gary (incorporated by reference to Exhibit 10.1 of Cadus’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2014).

10.14	Vacant Land Listing Agreement, dated February 10, 2016, between MB 2013, LLC and Bayswater Brokerage Florida LLC (incorporate by reference to Exhibit 10.14 of Cadus’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016.

21	List of Subsidiaries of Cadus Corporation (incorporated by reference to Exhibit 21 of Cadus’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2014).

23.1	Consent of Grant Thornton LLP.*

23.2	Consent of Baker Tilly Virchow Krause, LLP.*

24	Power of Attorney (filed as part of the signature page to this Report).*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADUS CORPORATION

	By:	/s/ Hunter C. Gary
Hunter C. Gary, President and Chief
Executive Officer
Date: March 12, 2018

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

Name	Title	Date

/s/ Hunter C. Gary	President and Chief Executive Officer,	March 12, 2018
Hunter C. Gary	and Director (Principal Executive Officer)

/s/ David Blitz	Treasurer and Secretary	March 12, 2018
David Blitz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter S. Liebert	Director	March 12, 2018
Peter S. Liebert

/s/ Tara Elias Schuchts	Director	March 12, 2018
Tara Elias Schuchts

/s/ Jack G. Wasserman	Director	March 12, 2018
Jack G. Wasserman

CADUS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Cadus Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Cadus Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

New York, New York
March 12, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cadus Corporation

New York, New York

We have audited the accompanying consolidated balance sheet of Cadus Corporation and Subsidiaries (the “Company”) as of December 31, 2016 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cadus Corporation and Subsidiaries as of December 31, 2016, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

Minneapolis, Minnesota
March 31, 2017

CADUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

ASSETS

Assets:
Real estate inventory	$35,439,481	$35,121,788
Cash and cash equivalents	2,828,695	5,675,047
Interest receivable	2,412	1,835
Prepaid and other current assets	105,515	61,109
Investment in other ventures	194,842	193,086
Website	6,668	13,333
	$38,577,613	$41,066,198
Total assets

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accrued expenses and other current liabilities	$325,627	$152,882
Total liabilities	325,627	152,882

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value. Authorized 35,000,000 shares at December 31, 2017 and 2016; issued 26,429,747 shares at December 31, 2017 and December 31, 2016; outstanding 26,288,080 shares at December 31, 2017 and December 31, 2016	264,297	264,297
Additional paid-in capital	80,291,992	80,291,992
Accumulated deficit	(42,004,228)	(39,342,898)
Treasury stock - at cost	(300,075)	(300,075)
Total stockholders’ equity	38,251,986	40,913,316

Total liabilities and stockholders’ equity	$38,577,613	$41,066,198

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016

Total revenues	$—	$—

Costs and expenses
General and administrative	630,171	483,169
Amortization of website	6,665	6,667
Impairment of real estate inventory	1,700,000	--
Loss on involuntary conversion	58,625	--
Real estate expenses	295,726	190,355
(Gain) from equity in other ventures	(1,756)	(394)
Total costs and expenses	2,689,431	679,797

Operating loss	(2,689,431)	(679,797)

Other income
Interest income	30,503	19,557
Total other income	30,503	19,557

Loss before tax provision	(2,658,928)	(660,240)

Provision for franchise taxes	2,402	5,875

Net loss	$(2,661,330)	$(666,115)

Basic and diluted net loss per share	$(0.10)	$(0.03)

Weighted average shares of common stock outstanding
- basic and diluted	26,288,080	26,288,080

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Treasury Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shares	Amount	Total

Balance at January 1, 2016	26,429,747	$264,297	$80,291,992	$(38,676,783)	141,667	$(300,075)	$41,579,431

Net Loss for the year ended December 31, 2016				(666,115)			(666,115)

Balance at January 1, 2017	26,429,747	264,297	80,291,992	(39,342,898)	141,667	(300,075)	40,913,316

Net Loss for the year ended December 31, 2017				(2,661,330)			(2,661,330)

Balance at December 31, 2017	26,429,747	$264,297	$80,291,992	$(42,004,228)	141,667	$(300,075)	$38,251,986

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016

Cash flows from operating activities:

Net loss	$(2,661,330)	$(666,115)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of real estate inventory	1,700,000	—
Loss on involuntary conversion	58,625	—
Amortization of website	6,665	6,667
Gain from equity in other ventures	(1,756)	(394)
Changes in assets and liabilities:
Increase in real estate inventory	(1,714,636)	(2,405,070)
Increase in prepaid and other current assets	(103,031)	(22,561)
Increase in interest receivable	(577)	(1,293)
Decrease in accrued expenses and other current liabilities	(130,312)	(172,334)

Net cash used in operating activities	(2,846,352)	(3,261,100)

Net decrease in cash and cash equivalents	(2,846,352)	(3,261,100)

Cash and cash equivalents - beginning of year	5,675,047	8,936,147

Cash and cash equivalents - end of year	$2,828,695	$5,675,047

Interest paid	—	—

Franchise tax paid	$2,402	$5,875

The accompanying notes are an integral part of these consolidated financial statements.

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

(2)	Pending Merger

On January 20, 2018, Cadus entered into an Agreement and Plan of Merger (as it may be amended from time to time, the “Merger Agreement”), by and among Cadus, Starfire Holding Corporation (“Parent”) and Cadus Merger Sub LLC (“Merger Sub), in accordance with the terms and subject to the conditions of which Merger Sub will be merged with and into Cadus, with Cadus continuing as the surviving corporation and a wholly-owned subsidiary of Parent (the “Merger”). At the effective time of the Merger, each outstanding share of Cadus common stock (other than certain shares as set forth in the Merger Agreement) will automatically be converted into the right to receive an amount in cash equal to $1.61, without interest and less any applicable withholding taxes. If the Merger is consummated, then Cadus will become a privately held company and a wholly-owned subsidiary of Parent, which is indirectly controlled by Mr. Carl C. Icahn.

Completion of the Merger is subject to certain conditions, including, among others: (i) receipt of the requisite vote of Cadus’ stockholders adopting the Merger Agreement (including the vote of stockholders holding a majority of the outstanding shares not owned by Parent, Merger Sub, or any of their affiliates); (ii) the absence of any order or law prohibiting the Merger; (iii) the accuracy of the parties’ respective representations and warranties, subject in some instances to materiality or “Material Adverse Effect” qualifiers, as of the date of the Merger Agreement and the closing date of the Merger; (iv) the parties’ respective performance in all material respects of their respective agreements and covenants contained in the Merger Agreement at or prior to the closing of the Merger; and (v) the absence of a “Material Adverse Effect” with respect to Cadus, since the execution of the Merger Agreement. There can be no assurance that the closing conditions will be satisfied, or that the Merger will be completed within the required time period pursuant to the Merger Agreement. Satisfaction of the closing conditions may delay the completion of the Merger, and if certain closing conditions are not satisfied prior to June 30, 2018, the parties will not be obligated to complete the Merger.

Each of Cadus, Parent and Merger Sub has made customary representations, warranties and covenants in the Merger Agreement, including, among other things, that (i) Cadus and its subsidiaries will continue to conduct our business in the ordinary course consistent with past practice between the execution of the Merger Agreement and the closing of the Merger and (ii) Cadus will not solicit proposals relating to alternative transactions to the Merger or engage in discussions or negotiations with respect thereto, subject to certain exceptions.

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(3)	Significant Accounting Policies

(a)	Principles of Consolidation

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

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. There were cash equivalents of $2,549,633 at December 31, 2017 and $5,319,730 at December 31, 2016.

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

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of outstanding dilutive common stock equivalents (stock options). There were no outstanding stock options as of December 31, 2017 and 2016.

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

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(3)	Significant Accounting Policies (continued)

(g)	Fair Value of Financial Instruments

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accounts payable approximate fair value. The fair value of the Company’s investments in a privately held company is not readily available. The Company believes the fair values of this investment in a privately held company approximated its respective carrying values at December 31, 2017 and 2016.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. From time to time, the balances of cash and cash equivalents exceed the Federal Depository Insurance Coverage Limit. At December 31, 2017 and 2016, the balances of cash and cash equivalents were $2,828,695 and $5,675,047, respectively. The Company places its cash with one of the largest financial institutions in the United States.

(h)	Stock-Based Compensation

The Company recognizes compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards, with limited exceptions, over the requisite service period. No stock-based compensation was issued in either 2016 or 2017.

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(3)	Significant Accounting Policies (continued)

(i)	Revenue Recognition

The Company will recognize revenue when a sale of a property to a purchaser is consummated, it has no further involvement after the sale and it has received payment in full. Future revenues will be recorded in accordance with the Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.

(j)	Website

The Company’s website was completed in December 2015 at a cost of $20,000, which is being amortized over three years. Amortization expense for 2017 and 2016 was $6,665 and $6,667, respectively.

(k)	Real Estate

Real estate inventory is recorded at the lower of cost or realizable value. The cost of residential property includes the purchase price of the property, legal fees and other acquisition costs (e.g., recording, title search, survey, lien and permit searches, and inspection costs). Costs directly related to planning, developing and constructing a property are capitalized and classified as real estate inventory in the accompanying consolidated balance sheets. Capitalized development costs include interest, property taxes, insurance, and other direct project costs incurred during the period of development.

After acquisition, real estate inventory is analyzed periodically for indication of impairment and any subsequent write down is charged to operating expenses under “impairment”. In determining fair value, the Company considers a variety of market factors, including, without limitation, actual sales of comparable properties, offers received for the Company’s property(ies) (if applicable) as well as the current asking prices for comparable properties listed for sale and current cost basis of the Company’s property when compared to market. The Company had a write-down of $1,700,000 for three properties for the year ended December 31, 2017. There were no write-downs for the year ended December 31, 2016.

(l)	Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements. Future revenues will be recorded in accordance with ASU 2014-09.

(4)	Investments in Other Ventures

Cadus owns an 89% limited partnership interest in Laurel Partners Limited Partnership (“Laurel”), a limited partnership of which the controlling shareholder of Cadus is beneficial owner of the general partner. Laurel’s purpose was to invest, directly or indirectly, in securities of biotechnology companies. Cadus is not required to make any additional investment in Laurel. As of and for the years ended December 31, 2017 and 2016, Laurel’s assets and net income totaled $316,340 and $1,969, and $314,371 and $441, respectively. The Company believes the fair value of its investment in Laurel approximated its carrying value at December 31, 2017 and 2016. The Company evaluated whether the Company’s investment is a variable interest and concluded that it is a variable interest. The Company then evaluated whether Laurel is a variable interest entity. The Company, as a Limited Partner, has no substantive kick-out rights, nor any substantive participating rights, therefore Laurel is a variable interest entity. In order to determine whether the Company is the primary beneficiary of Laurel, the Company evaluated the extent of its power over the activities that most significantly impact Laurel’s economic performance. Based on this evaluation, the Company concluded that it was not the primary beneficiary and, therefore, would not consolidate Laurel. Other than Laurel which is mentioned above, there are no other variable interest entities in which the Company participates.

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(5)	Income Taxes

Deferred tax assets of approximately $6,273,000 and $8,997,000 at December 31, 2017 and 2016, respectively, relate principally to net operating loss carry-forwards of $22,374,000 and $21,406,000, respectively, and research and development credit carry-forwards of $1,500,000. A valuation allowance has been established for the full amount of the deferred tax assets as a result of the significant uncertainty regarding their ultimate realization. The aggregate valuation allowance decreased by $2,724,000 in 2017 and increased $239,000 in 2016. The decrease in 2017 is due to a decrease in federal corporate income tax rates from 39% to 21%, due to the passage of the Tax Cuts and Jobs Act of 2017 (the “Act”).

The net operating loss carry-forwards and the research and development carry-forwards expire as follows:

Year	Net Operating Loss Carry-forward	Research and Development Credit Carry-forward

2018	$8,949,000	$935,000
2019	5,810,000	565,000
2020	275,000	-
2022	267,000	-
2023	514,000	-
2024-2037	6,559,000	-

The Company’s ability to utilize such net operating loss, research and development credit carry-forwards and equity losses on investments is subject to certain conditions and may be subject to certain limitations in the future due to ownership changes, as defined by rules enacted with the Act. The Company’s tax provision for each year represents an amount for New York state tax on capital.

On December 22, 2017, the Act was signed into law. The Act reduces the corporate tax rate to 21% from 35%, among other changes including the transition of the U.S. international taxation from a worldwide tax system to a territorial tax system, limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. It could also require the Company to write down its deferred tax assets based on the change in the federal income tax rate. These changes have been reflected within the consolidated financial statements.

The Company follows the provision of FASB guidance for accounting for uncertainty in income taxes. The guidance requires the Company to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2017 and 2016, the Company had no unrecognized tax benefits. As a result, no interest or penalties were accrued for unrecognized tax benefits during the years. The Company’s open tax years are 2014, 2015 and 2016.

(6)	Stock Options

The Company discontinued its 1996 Incentive Plan in 2016.

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(7)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	December 31,
	2017	2016

Accrued real estate costs and retainage	$303,057	$150,554
Accrued professional fees	21,882	1,373
Other	688	955
	$325,627	$152,882

(8)	Related Party Transactions

As detailed above, on January 20, 2018, the Company entered into the Merger Agreement with Parent and Merger Sub, which are affiliates of Mr. Carl C. Icahn, who is also the indirect controlling shareholder of Cadus. Specifically, Parent’s sole stockholders are Barberry Corp. (“Barberry”) and High River Limited Partnership (“High River”). Mr. Icahn is the sole shareholder of Barberry, and Barberry is the sole member of Hopper Investments L.L.C., which is the general partner of High River. Barberry and High River together own approximately 67.81% of issued and outstanding shares of the Company’s Common Stock. In accordance with the terms and subject to the conditions of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent. At the effective time of the Merger, each outstanding share of Common Stock (other than certain shares as set forth in the Merger Agreement) will automatically be converted into the right to receive an amount in cash equal to $1.61, without interest and less any applicable withholding taxes. If the Merger is consummated, then the Company will become a privately held company and a wholly-owned subsidiary of Parent. As of the close of business on March 1, 2018, there were 26,288,080 shares of the Company’s Common Stock issued and outstanding, of which 17,824,678 shares were owned by Barberry and High River. If the Merger is consummated, the aggregate consideration to be paid by Parent for the 8,463,402 shares of the Company’s Common Stock not owned by Barberry and High River would be $13,626,077.22. See Note 2 – Pending Merger for additional details.

Mr. David Blitz, the Treasurer and Secretary of the Company, was paid $25,000 in 2017 and in 2016. Mr. Blitz is a former employee of Citrin Cooperman, a successor to Joel Popkin & Co. P.C. He had performed the Company’s internal accounting since March 2000 as an employee of the accounting firms. The Company paid Citrin Cooperman, which was Mr. Blitz’s employer at the time, $5,000 in 2016 for such accounting services.

(9)	Commitments and Contingencies

Lease Commitments

Cadus leased storage space on a month-to-month basis. Storage expense for the years ended December 31, 2017 and 2016 amounted to $-0- and $2,100, respectively. The Company vacated the storage space on February 29, 2016 and terminated its lease effective as of March 1, 2016.

CADUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(10)	Real Estate Operations

In connection with the Company’s program to purchase residential properties for purposes of renovation or construction and resale, as of December 31, 2017, the Company had purchased for an aggregate original purchase price of approximately $29.9 million, and continued to own, through two indirect wholly-owned subsidiaries, twelve residential properties in Miami-Dade County, Florida and one residential property in East Hampton, New York.

As of December 31, 2017, there was $5,511,880 in completed properties for sale, $5,411,163 in property under development and $24,516,438 in land. As of December 31, 2016, there was $6,911,880 in completed properties for sale, $4,023,397 in property under development and $24,186,511 in land. The decrease in completed properties for sale in 2017 was due to the Company writing down the valuation of two completed houses by $1,400,000. The increase in property under development in 2017 was due to constructions costs less a write-down of $300,000. The increase in land in 2017 was due primarily to taxes and insurance, the costs of both of which were added to the value of the land.

The Company incurred $295,726 in real estate expenses for the year ending December 31, 2017 which includes real estate taxes, insurance and sales expenses of $173,111 on the two homes that have been completed. The balance of $122,615 consists of utilities, maintenance, other operating expenses on properties owned and legal expenses of $51,444 in connection with real property owned.

Due to a water leak on a completed home, after potential insurance recovery, a $58,625 loss on involuntary conversion was recognized in the consolidated statement of operations.

Insurance receivable of $50,594 is part of prepaid expenses and other assets on the accompanying consolidated balance sheet as of December 31, 2017.

The Company incurred $190,355 in real estate expenses for the year ending December 31, 2016 which includes real estate taxes, insurance and sales expense of $127,101 on the two homes that have been completed. The balance of $63,254 consists of utilities, maintenance and other operating costs and expenses on properties owned.

