Form 10-Q
period 2018-03-31
CADUS CORP
filed 2018-05-14
CIK 911148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐                   No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding as of April 30, 2018 was 26,288,080.

CADUS CORPORATION

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Any statements in this Annual Report on Form 10-K and the other documents referenced herein, whether written or oral, about future events, expectations, plans or prospects for Cadus Corporation (the “Company”), or about the Company’s future expectations, beliefs, goals, plans or prospects, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements containing the words “will,” “believes,” “plans,” “anticipates,” “expects,” “estimates” and similar expressions, are forward-looking statements.

A number of important factors could cause actual results or events to differ materially from those indicated by such forward-looking statements, including, but not limited to: (1) the conditions to the completion of the Merger (as defined in Note 2 to the Condensed Consolidated Financial Statements), including the required approval by the Company’s stockholders (including the approval of stockholders holding a majority of the outstanding shares of Common Stock of the Company not owned by Parent (as defined in Note 2 to the Condensed Consolidated Financial Statements), Merger Sub (as defined in Note 2 to the Condensed Consolidated Financial Statements), or any of their affiliates), may not be satisfied on the terms expected or on the anticipated schedule; (2) the parties’ ability to meet expectations regarding the timing and completion of the Merger; (3) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined in Note 2 to the Condensed Consolidated Financial Statements); (4) the effect of the announcement or pendency of the Merger on our business relationships, operating results, and business generally; (5) risks that the proposed merger disrupts the Company’s current plans and operations; (6) risks related to diverting management’s attention from the Company’s ongoing business operations; (7) the outcome of any legal proceedings that may be instituted against the Company related to the Merger or the Merger Agreement; (8) the amount of the costs, fees, expenses and other charges related to the Merger; (9) risks and uncertainties relating to the Company’s ability to acquire residential homes or land for renovation or construction and resale; (10) the Company’s ability to engage contractors to perform such renovation and construction; (11) the Company’s ability to sell such renovated or new homes at a profit; (12) the Company’s ability to acquire or invest in other businesses or assets; (13) the Company’s capital needs and uncertainty of future funding; and (14) other risks and uncertainties discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2017. The Company assumes no obligation to update the information in this Annual Report on Form 10-K, except as otherwise required by law. Readers are cautioned not to place undue reliance on forward-looking statements.

Forward-looking statements reflect the views and assumptions of management as of the date of this Quarterly Report on Form 10-Q (unless specified otherwise) with respect to future events. The Company does not undertake, and hereby disclaims, any obligation, unless required to do so by applicable securities laws, to update any forward-looking statements, whether as a result of new information, future events or other factors. The inclusion of any statement in this Quarterly Report on Form 10-Q does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CADUS CORPORATION

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

Assets:
Real estate inventory	$35,570,260	$35,439,481
Cash and cash equivalents	2,307,960	2,828,695
Interest receivable	2,552	2,412
Prepaid and other assets	168,505	105,515
Investment in other venture	195,655	194,842
Website, net	5,002	6,668

Total assets	$38,249,934	$38,577,613

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accrued expenses	$653,711	$325,627
Total liabilities	653,711	325,627

Commitments

Stockholders’ equity:
Common stock	264,297	264,297
Additional paid-in capital	80,291,992	80,291,992
Accumulated deficit	(42,659,991)	(42,004,228)
Treasury stock – at cost	(300,075)	(300,075)
Total stockholders’ equity	37,596,223	38,251,986
Total liabilities and stockholders’ equity	$38,249,934	$38,577,613

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Total revenues	$—	$—
Costs and expenses:
General and administrative expenses	144,979	145,578
Pending merger fees (Note 2)	475,614	—
Real estate expenses	53,737	78,646
Amortization of website	1,666	1,667
Gain on involuntary conversion	(12,000)	—
Equity in earnings in other venture	(813)	(266)
Total costs and expenses	663,183	225,625
Operating loss	(663,183)	(225,625)
Other income:
Interest income	7,420	6,247
Net loss	$(655,763)	$(219,378)
Basic and diluted net (loss) per weighted average share of common stock outstanding	$(0.02)	$(0.01)
Weighted average shares of common stock outstanding – basic and diluted	26,288,080	26,288,080

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(655,763)	$(219,378)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of website	1,666	1,667
Equity in earnings in other venture	(813)	(266)
Changes in assets and liabilities:
(Increase) in prepaid and other assets	(63,130)	(11,578)
(Increase) in real estate inventory	(73,710)	(515,436)
Increase in accrued expenses	271,015	191,483
Net cash provided by (used in) operating activities	(520,735)	(553,508)
Net increase (decrease) in cash and cash equivalents	(520,735)	(553,508)
Cash and cash equivalents – at beginning of period	2,828,695	5,675,047
Cash and cash equivalents – at end of period	$2,307,960	$5,121,539

See accompanying notes to condensed consolidated financial statements.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 1        Organization and Basis of Preparation

The information presented as of March 31, 2018 and for the three months then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The December 31, 2017 condensed consolidated balance sheet was derived from audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2017.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Cadus Technologies, Inc., Blivet LLC, MB 2013 LLC and Happy Dragon LLC. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment: the purchase of homes and land for purposes of renovation or construction and resale. The Company has decided not to maintain patents from its prior biomedical research and development activities and has had no revenues from the licensing of its patents since 2010.

The results of operations for the three month period ended March 31, 2018 is not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Note – 2        Pending Merger

On January 20, 2018, the Company entered into an Agreement and Plan of Merger (as it may be amended from time to time, the “Merger Agreement”), by and among the Company, Starfire Holding Corporation (“Parent”) and Parent’s wholly-owned subsidiary, Cadus Merger Sub LLC (“Merger Sub”), in accordance with the terms and subject to the conditions of which Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent (the “Merger”). At the effective time of the Merger, each outstanding share of the Company’s Common Stock (other than certain shares as set forth in the Merger Agreement) will automatically be converted into the right to receive an amount in cash equal to $1.61, without interest and less any applicable withholding taxes. If the Merger is consummated, then the Company will become a privately held company and a wholly-owned subsidiary of Parent, which is indirectly controlled by Mr. Carl C. Icahn.

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

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 3        Cash Equivalents

The Company includes as cash equivalents all highly liquid investments with original maturities of three months or less when purchased. There were cash equivalents of $1,856,908 at March 31, 2018 and there were cash equivalents of $2,549,633 at December 31, 2017.

Note - 4        Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. Concentration of credit risk with respect to cash and cash equivalents is limited, as the Company’s cash and cash equivalents are primarily with high quality financial institutions.

Note - 5        Net (Loss) Per Share

Basic net (loss) per share is computed by dividing the net (loss) by the weighted average of common shares outstanding. Diluted earnings per share is calculated based on the weighted average of common shares outstanding plus the effect of common stock equivalents. There were no outstanding common stock equivalents for the three month periods ended March 31, 2018 and 2017.

Note - 6        Fair Value of Financial Instruments

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents, prepaid expenses and other assets, and accrued expenses approximate fair value. The fair value of the Company’s investment in a privately held company is not readily available. The Company believes the fair value of this investment in a privately held company approximated its carrying value at March 31, 2018 and December 31, 2017 because the only asset held by the underlying investee was cash and cash equivalents.

Note - 7        Variable Interest Entity

The Company evaluated whether the Company’s investment in other ventures is a variable interest and concluded that it is a variable interest. The Company then evaluated whether Laurel Partners Limited Partnership (“Laurel”) is a variable interest entity. The Company, as the limited partner, has no substantive kick out rights, nor any substantive participating rights, therefore, Laurel Partners Limited Partnership is a variable interest entity. In order to determine whether the Company is the primary beneficiary of Laurel, the Company evaluated the extent of its power over the activities that most significantly impact Laurel’s economic performance. Based on this evaluation, the Company concluded that it was not the primary beneficiary and, therefore, would not consolidate Laurel. The Company has no obligations to make any additional capital contributions or fund any operating losses and the only amount at risk is the remaining investment balance.

CADUS CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note - 8        Real Estate Operations

As of March 31, 2018, the Company had purchased for an aggregate original price of approximately $29.9 million, and continued to own, through two indirect wholly-owned subsidiaries, twelve residential properties in Miami-Dade County, Florida and one residential property in East Hampton, New York.

The Company incurred $53,737 in real estate expenses for the three months ended March 31, 2018, consisting of real estate taxes, insurance, legal expenses, utilities and maintenance with respect to properties owned, and $78,646 for the three months ended March 31, 2017, consisting of real estate taxes, insurance, legal expenses, utilities, maintenance and selling expenses with respect to properties owned.

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

The Company signed a contract to sell the home located at 3437 N. Moorings Way, Coconut Grove, Florida. The closing is anticipated to be held in June 2018.

After acquisition, real estate inventory is analyzed quarterly for changes in fair values and any subsequent write down is charged to operating expenses. The Company did not have such a write down during the three months ended March 31, 2018 and 2017.

Note - 9        Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
Real estate costs and retainage	$273,410	$303,057
Real estate taxes	106,460	—
Pending merger fees	266,900	21,882
Property expenses	2,641	—
Other	4,300	688
	$653,711	$325,627

Note - 10        Recently Issued Accounting Standards

Recent accounting pronouncements issued by the Financial Accounting Standards Board are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company seeks opportunities to profit from the purchase of individual homes or individual residential lots for purposes of renovation or construction and resale. The Company has completed renovation of two homes - one located at 3506 Main Lodge Road, Coconut Grove, FL, and the other located at 3437 N. Moorings Way, Coconut Grove, FL. The Company has also completed construction of a new home on its vacant lot located at 2535 Shelter Avenue, Miami Beach, FL 33140. In addition to its real estate activities, the Company may consider acquisitions or investments in other industries.

At March 31, 2018, the Company had an accumulated deficit of approximately $42.7 million. The Company’s losses have resulted principally from costs incurred in connection with its prior biomedical research and development activities, its current real estate activities and from general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s revenues and interest income. The Company expects to generate revenues in the future only if it is able to profit from its real estate operations.

Results of Operations

Three Month Ended March 31, 2018 and 2017.

Revenues

There were no revenues for the three months ended March 31, 2018 and for the three months ended March 31, 2017.

Costs and Expenses

General and administrative expenses decreased to $144,979 for the three months ended March 31, 2018 from $145,578 for the same period in 2017. Professional fees decreased by $3,876, payroll taxes decreased by $2,171, Delaware franchise tax decreased by $997, offset by increases of $2,933 in shareholder relations and other increases of $3,512.

Real estate expenses for the three months ended March 31, 2018 were $53,737 including real estate taxes, insurance, legal expenses and maintenance and utilities for properties owned. Real estate expenses for the three months ended March 31, 2017 were $78,646 consisting of real estate taxes, insurance, maintenance and utilities, selling expenses and legal expenses for litigation in connection with the fraudulent transfer of one of the Company’s properties.

The Company received $12,000 on an insurance claim for a water leak in a completed home in excess of the values recorded.

For the three months ended March 31, 2018 and 2017, the Company recognized equity in earnings of $813 and $266, respectively, in its investment in Laurel Partners Limited Partnership.

The Company has incurred $475,614 of legal, company valuation and filing fees in connection with its pending merger with Starfire Holding Corporation’s wholly-owned subsidiary, Cadus Merger Sub LLC.

Interest Income

Interest income for the three months ended March 31, 2018 was $7,420 compared to interest income of $6,247 for the same period in 2017. This increase is attributable primarily to an increase in interest rates.

Net Loss

Net loss for the three months ended March 31, 2018 was $655,763, compared to a net loss of $219,378 for the same period in 2017. The increase in net loss is attributable to pending merger fees of $475,614 payable in 2018, offset by decreases in general and administrative expenses of $599, real estate expenses of $24,909, and amortization of website of $1, gain on involuntary conversion of $12,000 and increases of $1,173 in interest income and $547 in gain from equity in other ventures. If the $475,614 of pending merger fees incurred in 2018 was not to be taken into account, the net loss for the three months ended March 31, 2018, would have been $180,149, compared to a net loss of $219,378 for the same period in 2017.

Liquidity and Capital Resources

At March 31, 2018, the Company held cash and cash equivalents of $2.3 million.

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

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2017 as filed with the Securities and Exchange Commission on March 12, 2018.

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

CADUS CORPORATION
(Registrant)

Dated: May 14, 2018	By:	/s/ Hunter C. Gary
Hunter C. Gary
President and Chief Executive Officer

Dated: May 14, 2018	By:	/s/ David Blitz
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

